Form 10-K
period 1993-12-31
FLORIDA EAST COAST INDUSTRIES INC
filed 1994-03-30
CIK 740796

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1993.

FLORIDA EAST COAST INDUSTRIES, INC.
(Exact name of Registrant as specified in its Charter)

Florida                                   59-2349968
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)           Identification No.)

1650 Prudential Drive, Jacksonville, FL 32201-1380
(Address of principal executive offices)
Registrant's telephone number, including area code (904) 396-6600
Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange on
Title of each class                      which registered
Common Stock, $6.25 Par Value            New York Stock Exchange
Collateral Trust 5% Bonds                New York Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes     X                No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, or to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated into Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Based on the closing sales price of March 11, 1994, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $241,204,163.

The number of shares outstanding of the Registrant's common stock, $6.25 par value, was 9,000,000 at March 11, 1994.

PART I

ITEM 1.  BUSINESS

(a) Florida East Coast Industries, Inc. (Registrant) was incorporated under the laws of the state of Florida on December 9, 1983, for purposes of (a) directly, or through the ownership of shares in any corporation, to acquire, hold, manage, improve, develop, and dispose of real estate and property; (b) only through the ownership of shares in any corporation, to engage in the transportation industry; (c) directly, or through the ownership of shares in any corporation, to purchase or otherwise acquire, hold, own, and dispose of shares or other securities in any corporation; and (d) to engage in any other lawful act or activity for which a corporation may be organized under the Florida General Corporation Act.

           Under terms of an Agreement and Plan of Merger and Reorganization entered into on February 14, 1984, by and between the Registrant, the Registrant's wholly-owned subsidiary, FEC Acquisition, Inc., and Florida East Coast Railway Company, which Plan was subsequently approved by the shareholders, the Registrant became the 100% parent of Florida East Coast
Railway Company (Railway) effective May 30, 1984, and by dividend action on May 31, 1984, became the 100% parent of Commercial Realty and Development Company (Realty).

           Railway was incorporated under the laws of Florida on May 28, 1892, and was reorganized as of January 1, 1961, under original Charter following the period September 1, 1931, to December 31, 1960, during which period it was first in bankruptcy and then under trusteeship. The principal business of Railway is that of common carriage of goods by rail over 442 miles of main and branch line track in the state of Florida. The main line extends 351 miles from Jacksonville to the north, to Miami on the south, with 91 miles of branch line extending west from Ft. Pierce to Lake Harbor. Railway formerly operated branch lines from Miami to Florida City and from St. Augustine to East Palatka. Service from Miami to Florida City was discontinued in 1988 and discontinued from St. Augustine to East Palatka in 1989. Subsequent to abandonment of service between Miami to Florida City, Agreement was reached with the State of Florida Department of Transportation (FDOT) under which FDOT purchased an approximate 100-foot-wide right-of-way for extension of the Miami-Dade County Rapid Transit System over the route of the abandoned trackage. Agreement provided FDOT pay $35,525,000 over a period of five years, with initial payment of $10,000,000 paid in 1988. Additional payments of principal and interest amounting to $6,250,000 in 1989, $8,857,000 in 1990, and $16,371,326 in
1991 have been received. As each incremental payment was made, FDOT was vested with an incremental part of the total right-of-way. The 1991 payment concluded purchase of the entire contracted route. Some interest has been expressed by FDOT in portions of the abandoned St. Augustine to East Palatka right-of-way; however, no agreement has been reached, nor are there any negotiations under way at this time.

     Realty was incorporated as a 100%-owned subsidiary of Railway under the laws of the state of Florida on August 17, 1981, for the general purpose related to dealing in and disposing of real estate and real property. From date of incorporation through May 30, 1984, Realty accrued only nominal revenues earned from commissions on sales and/or purchases of property by Railway; accrued virtually no expense other than income taxes; and possessed only cash and cash equivalent assets in nominal amounts. As result of May 31, 1984, dividend action by Railway and contribution to capital action by Registrant, Realty was vested with approximately 18,090 acres of real estate. As additional parcels of land and buildings have been declared surplus to needs of Railway and received as dividends by Registrant, the Registrant has also contributed those properties to Realty as contributions to capital. Registrant has further made several cash contributions to capital of Realty to provide funds for construction activities commenced since the May 1984 reorganization of the Company. Realty's name was changed in 1987 from Commercial Realty and Development Company to Gran Central Corporation and is presently operating under that name.

(b) Registrant is segmented into areas of Transportation, principally by rail, and Realty, real estate ownership, development and management. As result of acquisitions and construction of property by Realty in the period following the 1984 reorganization, Realty, in 1987, became a significant business segment.

     Consolidated financial information by segments appears as:

                          1993            1992            1991
                                     (in thousands)
                          ----       --------------       ----
Operating Revenues:
  Transportation        $162,318        $156,955        $153,018
  Realty                  18,778          18,800          13,543

Operating Profit:
  Transportation        $ 28,843        $ 23,735        $ 16,312
  Realty                   4,295           6,168           2,708

Identifiable Assets:
  Transportation        $352,465        $351,850        $350,025
  Realty                 232,068         199,763         166,377
  Corporate              107,556         118,806         131,273

Operating revenues represent revenues received from unaffiliated entities as reported in the Registrant's consolidated income statement.

Operating profit is operating revenue less directly traceable costs and expenses. Interest income and expenses, dividends, etc., are not segmented by Transportation and Realty, nor are investments generating such income, but rather these type items are classified as Other Income.

Corporate assets are primarily cash and investments accumulated to fund operations and capital requirements, including Realty construction, of the operating entities.

(c) Transportation: Registrant owns 100% of the stock of Florida East Coast Railway Company which, in turn, owns 100% of the stock of seven subsidiary corporations, all of which are included in the consolidated Transportation segment and which, considered in the aggregate, do not constitute a significant subsidiary. Included in the seven subsidiaries is one company primarily engaged in the loading and unloading of trailers and containers from flatcars; one company engaged in the loading and unloading of automotive vehicles from multi-level rail cars; two common motor carriers primarily engaged in the local drayage of trailers having prior or subsequent rail moves; one common motor carrier primarily involved in the movement of trailerload traffic from Alabama, Georgia, and the Carolinas to Railway's Jacksonville facility for subsequent carriage by Railway; one company primarily engaged in contract maintenance of railway track for third parties; and one company engaged in the manufacture of concrete crossties, concrete grade crossings, and other concrete products principally for sale to Railway, and in the manufacture of concrete light poles for sale to utilities and others.

Principal commodities carried by Transportation include automotive vehicles, crushed stone, cement, trailers-on-flatcars, containers-on-flatcars, and basic consumer goods such as foodstuffs. Movement is relatively stable throughout the year with heaviest traffic ordinarily occurring during the first and last quarters of the year.

Railway is the only railroad serving locations between Jacksonville and West Palm Beach. From West Palm Beach to Miami,
Railway is competitive with CSX Transportation for rail traffic, excluding that of trailer-on-flatcar/container-on-flatcar traffic. Common motor carriers and owner operators are competitive throughout the entire Transportation system.

Railway is considered generally as a terminating railroad, meaning that there is little or no rail traffic received from one carrier and delivered to another. A significant portion of traffic handled is received from rail connections, CSX Transportation, and Norfolk Southern Railway at Jacksonville, with terminating points on Railway's line, whereas a less significant portion is forwarded to those connections for destinations outside Florida. Railway has, in recent years, experienced continuing growth in traffic originating and terminating at points on its own line, and this local traffic is now generating in excess of 40% of rail traffic revenues.
Realty:

Registrant owns 100% of the stock of Gran Central
Corporation which,in turn, owns 100% of the stock of one subsidiary corporation, which is included in the consolidated Realty segment and which, considered in the aggregate, does not constitute a significant subsidiary. The one subsidiary is a corporation leasing and operating a trailer park owned by Gran Central Corporation in Miami. Prior to year-end, Gran Central Corporation also owned another subsidiary which was a land holding corporation owning land property only in downtown Jacksonville. On December 28, 1993, the Board of Directors of Gran Central Corporation and the Atlantic and East Coast
Terminal Company (A&ECT) voted to merge the subsidiary A&ECT into the parent. This merger had no significant effect on either company.

Realty is engaged in the management of leases of its real property; the development, lease and sales of its property; and general management of all real property included in the consolidated financials. Realty is in competition with other developers and brokers throughout its operating area.

Registrant and its subsidiaries employ approximately 1,483 employees with approximately 1,017 of these covered by collective bargaining agreements. Registrant employs 21 of the total, Realty employs 17, and Transportation employs the balance.

Nothing in the above represents a significant change from prior years.

(d)  Registrant has no foreign operations.

ITEM 2.  PROPERTIES

Transportation - Transportation owns approximately 12,000 acres of land property, all located along the East Coast of the state of Florida and devoted to railroad operations. In addition to rail right-of-way between Jacksonville and Miami and between Ft. Pierce and Lake Harbor, operating property includes significant switching/classification yards, trailer/container loading/unloading facilities, automobile marshalling yard, maintenance facilities, etc., at major terminals throughout the system.

Transportation physical plant (i.e., track structure, shops, and office buildings) is in excellent condition and includes 351 miles of main track, 91 miles of branch line track, 157 miles of yard switching track and 184 miles of other tracks, including second main and passing tracks. The main track is generally constructed of 132# rail and other track materials on concrete crossties providing a track structure meeting the needs of today's heavy traffic loads. Certain of the branch line and yard tracks, though in good physical condition, are constructed of materials lighter than the 112# and 115# rail deemed necessary for this trackage, and programs are currently under way to relay these tracks with the heavier materials. These programs may be expected to extend several years into the future.

Transportation owns 79 diesel electric locomotives, approximately
2,809 freight cars, approximately 155 tractors, and 1,594 trailers for highway revenue service, numerous pieces of rail-mounted and non-rail-mounted work equipment, and numerous automotive vehicles used in maintenance and transportation operations. All equipment owned is in good physical condition.

Realty - Realty owned and managed approximately 19,320 acres of land at year-end 1993, including approximately 1,450 acres owned by Transportation but not required for operations. These properties are held for lease, development and/or sale, and have a situs in thirteen counties of the state of Florida as follows:

Duval                 1,490 acres
St. Johns             3,540   "
Flagler               3,460   "
Volusia               3,570   "
Brevard               2,810   "
Indian River             30   "
St. Lucie               610   "
Martin                  660   "
Palm Beach              300   "
Broward                  50   "
Dade                  1,740   "
Manatee                 880   "
Putnam                  180   "
                     ----------
Total                19,320   "

Realty also owned at year-end 1993 forty-one buildings as
detailed below:
                  No. of                      Rentable    Year
Location          Bldgs.   Type               Square Ft.  Built
- --------          ------   ----               ----------  -----

duPont Center
Jacksonville, FL    2      Offices            144,000    1987/88

Barnett Plaza
Jacksonville, FL    1      Office              59,000       1982

Gran Park at
Interstate South
Jacksonville, FL    6      Office/Showroom/
                           Warehouses         260,000    1987/89

Gran Park at the    2      Office/Showroom/
Avenues                    Warehouses         101,000       1992
Jacksonville, FL    2      Offices            145,000    1992/93

Gran Park at
Melbourne           1      Office/Showroom/
Melbourne, FL              Warehouse           28,000       1989

Gran Park at        1      Office/Showroom/
Riviera Beach, FL          Warehouse           62,000       1987
                    2      Rail Warehouses    176,000    1982/87
Lewis Terminals     2      Cross Docks         29,000       1987
                    2      Cross Docks         46,000       1991

Gran Park-McCahill
Miami, FL           1      Rail Warehouse     302,000       1992

Gran Park at Miami  4      Office/Showroom/
Miami, FL                  Warehouses         291,000 1988/90/92
                    4      Office/Warehouses  382,000 1990/91/92/
                                                              93
                    3      Rail Warehouses    258,000 1989/90/93
                    5      Front Load
                           Warehouses         604,000 1991/92/93
                    1      Double Front Load
                           Warehouse          239,000       1993
Hialeah, FL         1      Cross Dock          20,000       1987

Pompano Beach, FL   1      Rail Warehouse      54,000       1987
                   --                       ---------
TOTALS             41                       3,200,000

Realty's holdings include lands adjacent to Railway's tracks which are suitable for development into office and industrial parks offering both rail and non-rail-served parcels. Certain other holdings are in urban or suburban locations offering opportunities for development of office building structures or business parks offering both office building sites and sites for flexible space structure such as office/showroom/warehouse buildings. Wherever possible, Realty intends to develop infrastructure and construct buildings for lease and continued ownership.

ITEM 3.  LEGAL PROCEEDINGS

     The Registrant, through its Transportation subsidiary, Florida East Coast Railway (FEC), is involved in a legal action versus CSX Transportation, Inc. (CSXT), alleging, in part, violations of a 1978 Agreement between CSXT and FEC and, in part, violations of the Sherman Act. The complaint alleges that CSXT has, by its actions, placed FEC in position such that it cannot fairly compete with CSXT for certain carload traffic destined to or from South Florida points served by the two railroads. CSXT, in early 1992, petitioned the ICC to reopen the merger proceedings for the purpose of eliminating the merger conditions set down by the ICC in the 1967 merger of ACL/SAL Railroads. Under the conditions set by the ICC prior to merger, the merged company, CSXT, is required to cooperate with FEC in matters of rates, routes, and service in a fashion allowing FEC to compete effectively with CSXT on traffic to and from West Palm Beach south. A tentative Order by the U.S. District Court dated February 19, 1993, found that contract rates were included in the 1978 Agreements, but that CSXT cannot be required to establish an equal joint-line contract rate since the Court views such action as a form of price-setting which is illegal. This Order is being appealed in U.S. District Court of Appeals, and oral arguments
were heard on February 11, 1994.   The Company is awaiting the
results of that hearing. CSXT's request before the ICC for the elimination of merger conditions is still in the opening evidence and argument stage. CSXT introduced new evidence, and FEC requested and received the right to rebuttal. The Company is in the process of preparing its rebuttal. Both the Court Order and the petition to reopen the merger proceedings by CSXT involve complex issues and can be expected to be contested by the respective parties into the future, barring an unexpected amenable settlement being reached.

     The Registrant, also through Florida East Coast Railway
(FEC), was involved in legal actions versus the State of Florida and several counties of the state, in which it was alleged the State, through its "unit assessment procedures," has significantly over-assessed the rail operation properties of FEC for the years 1987-1991, inclusive. Trial was held in the State Circuit Court during 1991 on the assessments for the years 1987 and 1988, with decision rendered in favor of the State.
This decision was appealed. In the third quarter 1993, the State of Florida and FEC reached a settlement of $13.5 million for the years 1987 through 1991 as the total amount of ad valorem taxes due.


     The Registrant's Florida East Coast Railway (FEC) is a party to various proceedings before state regulatory agencies relating to environment issues. In addition, FEC, along with many other companies, has been named a potentially responsible party (PRP) in proceedings under federal statutes for the cleanup of designated Superfund sites at Jacksonville, Florida, and Portsmouth, Virginia.

     The assessment of the required response and remedial costs associated with these sites is extremely complex. Among the variables that management must assess are imprecise engineering estimates, continually evolving governmental standards, potential recoveries from others, including other PRP's, and laws which can impose joint and several liability.

     FEC has made an estimate of its likely costs attributable to sites for which its cleanup responsibility is probable, and a liability, therefore, has been recorded. Such liability is not material to the financial position of the Registrant. FEC is not aware of any monetary sanctions to be proposed which, in the aggregate, are likely to exceed $100,000, nor does it believe that corrections will necessitate significant capital outlays or cause material changes in the Registrant's business.

      There are no other legal or regulatory proceedings pending or known to be contemplated which, in the opinion of the General
Attorney of the Registrant, are other than normal and incidental to the kinds of business conducted by the Registrant.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS

a.  Principal market on which Florida East Coast Industries,
    Inc., common stock is traded:  New York Stock Exchange,

    Symbol: FLA.

b. The table below presents the high and low market prices, and dividend information for Florida East Coast Industries, Inc., common shares:

                                    1993
                                    ----
Quarter Ended     Dec. 31    Sept. 30    June 30    March 31
High              $70 1/4    $62         $51 1/2    $54
Low               $61 1/8    $48 3/8     $46        $48 1/8
Dividends         .10        .10         .10        .10


                                    1992
                                    ----
Quarter Ended     Dec 31     Sept. 30    June 30    March 31
High              $49 5/8    $46         $47        $47
Low               $41 5/8    $42 1/2     $41 3/4    $39 1/2
Dividends         .10        .10         .10        .10


c.  The total number of holders of record of Florida East Coast
    Industries, Inc., common stock as of December 31, 1993, was 981.

ITEM 6.  SELECTED FINANCIAL DATA
         (Dollars in thousands except per share amounts)
         (Unaudited)
                                    Years Ended December 31
                               1993           1992           1991
                               ----           ----           ----
Revenues:
  Operating Revenues       $181,096       $175,755       $166,561
  Other Income                5,103          8,253         26,108
  Total                    $186,199       $184,008       $192,669

  Income before cumulative
  effect of change in
  accounting principle     $ 20,779       $ 24,045       $ 29,056
  Cumulative effect of
  change in accounting
  principle for income
  taxes                       1,504              0              0

Net Income                 $ 22,283        $24,045        $29,056

Per Share Data
  Cash Dividend            $   0.40        $  0.40        $  0.40
  Income before cumulative
   effect of change in
   accounting principle    $   2.31        $  2.67        $  3.21
  Cumulative effect of
   change in accounting
   principle for income
   taxes                   $   0.17        $     0        $     0

Net Income Per Common
Share                      $   2.48        $  2.67        $  3.21

At year-end:
 Total Assets              $692,089       $670,419       $647,675
 Working Capital           $ 42,552       $ 39,407       $ 38,476
 Shareholders' Equity      $523,038       $503,464       $483,020


Revenues:                                     1990         1989
                                              ----         ----
 Operating Revenues                         $169,870     $167,980
 Other Income                                 20,440       27,027
   Total                                    $190,310     $195,007
 Income before cumulative effect of
  change in accounting principle            $ 31,352     $ 39,629
 Cumulative effect of change in
  accounting principle for income
  taxes                                     $      0     $      0

Net Income                                  $ 31,352     $ 39,629

Per Share Data
 Cash Dividend                              $   0.40     $   0.40
 Income before cumulative effect of
  change in accounting principle            $   3.39     $   4.28
 Cumulative effect of change in
  accounting principle for income
  taxes                                     $      0     $      0

Net income Per Common Share                 $   3.39     $   4.28

At year-end:
 Total Assets                               $622,835     $596,099
 Working Capital                            $ 53,772     $ 49,285
 Shareholders' Equity                       $469,294     $441,832

(1) As discussed in Note 7, the Company adopted Statement No.
    109.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT DISCUSSION AND ANALYSIS OF INCOME STATEMENTS

     This statement summarizes the Company's consolidated income results for the three-year period ending December 31, 1993. The purpose of this discussion is to provide background information for the figures presented, including the significant events which contributed thereto.

      Operating revenues were relatively stable throughout the three-year period, with 1993's figures reflecting a $5.3 million or a 3.0% increase over 1992 operating revenues and a $14.5 million or an 8.7% increase over 1991. The 1993 increase in operating revenues was attributed to the $5.4 million increase in transportation revenues which was primarily related to the increase in the volume of rail traffic. Realty revenues for 1993 of $18.8 million remained at the same level as 1992, but when compared to 1991, realty revenues increased by $5.2 million or 38.6%.

     Because of the increased traffic brought about by the aftermath of Hurricane Andrew in September 1992, the comparison of the 1993 traffic data with the 1992 data is distorted. Therefore, the following analysis of transportation data will provide comparisons of information prior to September 1993 with the same period in 1992 (pre-hurricane data), and the analysis for the four-month period, Sept. through Dec. of 1993 versus 1992 (post-hurricane data).

     Through August 1993, transportation revenues increased by approximately $8.5 million or 8.6% when compared to the same eight months of 1992. The composition of traffic for the first eight months of 1993 compared to the same period in 1992 reflected increases of 5,880 shipments or 12.1% in aggregate
(rock), 436 shipments or 4.1% in automotive traffic, 11,499 shipments or 5.7% in intermodal, and 1,202 shipments or 5.9% in all other traffic.

     The post-hurricane comparison for the last four months of 1993 versus 1992 indicated that revenues decreased by $3.1 million or 5.3%. Total shipments for the last four months of 1993 when compared to 1992 decreased by 11,391 shipments or 6.6%.
This decrease in traffic was comprised of an increase in aggregate (rock) of 4,232 shipments or 17.6% and decreases in automobile traffic of 809 shipments or 11.6%, intermodal shipments of 13,093 or 10.3%, and all other traffic of 1,721 or 14.2%.

     Transportation revenues for 1992 reflected the net results of an increase of 5.4% over 1991 for intermodal traffic which moved by rail and highway. This increase in intermodal traffic, along with rate and volume increases in other than automobile traffic, offsets the loss of General Motors automobile traffic which began in February 1992, and represented approximately 8% of the total 1991 revenues. Shipments of aggregates (rock) increased by 1,980 carloads or 2.7% above 1991. These traffic increases can be attributed to the after effects of Hurricane Andrew and the improvement in the economy during the fourth quarter 1992.

     Realty revenues for 1993 of $18.8 million remained the same as 1992, but when comparing 1993 realty revenues with 1991, realty revenues increased by $5.2 million or 38.6%. Included in the 1993 realty revenues are sales of realty properties amounting to $2.3 million compared with 1992 sales of realty properties of $5.9 million. Realty revenues also include income from leasing operations. Leasing revenues for 1993 increased by $3.6 million or 28.0% over 1992 and by $2.9 million or 33.5% over 1991. Increases in rental income are consistent with the increase in the Company's inventory of space available for lease during these periods. At year-end 1993, the Company had a total of 3.2 million square feet of space available for lease. Of the 3.2 million square feet available for lease, approximately 88% of leasable space was under lease compared to 90% in 1992 and 91% in 1991. The Company expects that rental revenues will continue to reflect increases as new space is constructed and added to inventory.

     Operating expenses increased in 1993 by $2.1 million or 1.4% when compared to 1992. This is substantially the result of increases of $4.0 million in salaries and wages with associated fringe benefits, $1.6 million in depreciation expense, and $3.3 million in other expenses offset by decreases of $4.2 million in materials and supplies and $2.8 million in property taxes.

     Included in the increase of $3.3 million in other expenses was an increase of $1.4 million in casualty and insurance and an increase of $.3 million in environmental. Materials and supplies decreased by $4.2 million resulting primarily from efficiencies achieved in the Maintenance of Way and Maintenance of Equipment Departments by reduction in expenses of $2.7 and $1.1 million, respectively.

     Property taxes decreased by approximately $2.8 million in 1993 brought about by the favorable settlement of the ad valorem tax case with the State of Florida for the years 1987 through 1991.

     There were no substantial changes in total operating expenses from 1991 to 1992 except for property taxes. Property taxes declined by $4.0 million in 1992 when compared to 1991 because of the 1991 accruals made for the ad valorem tax case discussed above.

     Other income for the three-year period reflects gains on sales and other disposition of properties of $.5, $1.5, and $15.2 million in 1993, 1992, and 1991, respectively. Of these amounts, the 1991 figures reflect a series of purchases of right-of-way by the Florida Department of Transportation, which began in 1988 and was completed in 1991. Interest income from 1992 to 1993 declined $2.0 million because of the decrease in amount of investment and the consistently low interest rates available.

     The Company adopted Financial Accounting Standards Board Statement 109 on January 1, 1993, which resulted in the recognition of additional income of $1.5 million in the first quarter 1993. Income taxes for 1993 increased by $3.4 million. This was primarily the result of an increase in the federal tax rate from 34% to 35% and the associated adjustments to deferred tax assets and liabilities.

MANAGEMENT DISCUSSION AND ANALYSIS OF BALANCE SHEETS

     The Consolidated Balance Sheet provides information about the nature and amounts of the Company's investments, its obligations to creditors, and its shareholders' equity at the end of the year. This information complements data found in the Consolidated Statement of Income and Retained Earnings and is designed to contribute to the shareholders' understanding of the Company.

     Total current assets for 1993 increased by $1.5 million when compared to 1992. This change is primarily represented by increases of $1.5 million in Cash, Cash Equivalents, and Short-term Investments, $1.2 million in Materials and Supplies, and a decrease of $.4 million in Other Assets. Because of the Company's commitment to realty construction and development, the Company continues to maintain large liquid reserves to meet that commitment.

     Other investments decreased by $12.3 million in 1993 from 1992 to a total of $66.2 million. This decrease is comprised of a $13.8 million reduction in investment principal used for realty development in 1993 and the recognition of $1.5 million of unrealized gains in the investment portfolio as required by Financial Accounting Standards Board Statement No. 115.
Statement 115 was adopted December 31, 1993, and requires the Company to record equity and debt securities, which are classified as available-for-sale at fair market value (see Note No. 5 to the financial statements). Other investments include U.S. Treasury Bills and similar investments which are highly liquid and are classified as long-term because of management's intent to use the investment to finance major realty construction projects. Currently, such major projects include infrastructure development at Gran Park-Jacksonville and building construction at Gran Park-Miami, and Gran Park at the Avenues (Jacksonville).

     Properties increased approximately $54.7 million. The additions in 1993 included new buildings at both Gran Park at the Avenues in Jacksonville and Gran Park-Miami. Presently, the Avenues complex consists of two office/showroom/warehouses and two office buildings, with another office/warehouse under construction. This park is planned for approximately 740,000 square feet of building construction at project completion, of which 246,000 square feet is complete, and a new office/warehouse consisting of 140,000 square feet is under construction.

     The Gran Park-Miami project has not been completely demucked and filled and is approximately 75% complete in terms of authorized expenditure. This project has seventeen complete buildings consisting of four office/warehouses, four office/showroom/warehouses, three rail buildings, five front load warehouses, and one double front load warehouse. The seventeen buildings have approximately 1.8 million square feet of leasable space, of which 88% is leased. At Gran Park-Miami, two new buildings are under construction and will provide an additional 181,000 square feet of leasable space.

     Total current liabilities decreased $1.6 when compared to 1992. This is primarily attributable to the decrease in estimated property taxes of $1.7 million. The adjustment in the accrual for property taxes was the result of the favorable outcome in the settlement for the ad valorem tax case with the State of Florida for the years 1987 through 1991.

     The Company is subject to substantial costs arising out of environmental laws and regulations, which primarily relate to the disposal and use of fuel and oil used in the transportation business. It is the Company's policy to accrue and charge against earnings environmental cleanup costs when it is probable that a liability has been incurred and an amount can be reasonably estimated.

     The Company is currently a party to, or involved in, legal proceedings directed at the cleanup of two Superfund sites. The Company has accrued its allocated share of the total estimated cleanup costs for these two sites. Based upon management's evaluation of the other potentially responsible parties, the Company does not expect to incur additional amounts even though the Company has joint and several liability. Other proceedings involving environmental matters such as alleged discharge of oil or waste material into water or soil are pending against the Company.

     It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position or liquidity of the Company, but could be material to the results of operations of the Company in any one period. As of December 31, 1993, and 1992, the aggregate environmental related accruals were $3,500,000. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence.

     The Company's financial position continues to be strong as indicated by the improvement in the current ratios of 2.04 in 1992 and 2.17 in 1993. The Company has no long-term debt or open lines of credit, nor does the Company anticipate that any will be negotiated in the foreseeable future. The Company is not obligated under any significant capital or operating-type leases, except for the short-term leasing of freight cars and data processing equipment.

     As of December 31, 1993, the Company has authorized approximately $33.4 million for capital expenditures, of which 67% represents realty development and construction. These expenditures are expected to be funded from current operations supplemented, as necessary, by cash and investments currently on hand.

MANAGEMENT DISCUSSION AND ANALYSIS OF STATEMENTS OF CASH FLOWS

    The statement of cash flows details the Company's cash flow from operating, investing, and financing activities during the year. Since the Company does not use debt to finance its operations, the source of funds throughout the year is exclusively generated by operating and investing activities. These sources have been sufficient to fund the purchases of properties and pay dividends.

     The composition of gains on disposition of assets includes gains on land sales of $.5, $1.5, and $15.2 million for the years 1993, 1992, and 1991, respectively. The 1991 figure includes the sale of right-of-way to the Florida Department of Transportation in the amount of $15.0 million.

     Net cash generated by operating activities increased by $10.7 million in 1993 from 1992 and decreased $7.1 million in 1992 from 1991. These changes primarily reflect changes in operating income levels and the timing of related cash receipts and payments. Other substantial changes include a large good-faith payment in 1992 related to the ad valorem tax case with the State of Florida for the years 1989-1991.

     Purchases of properties in 1993, 1992, and 1991 reflect spending primarily in realty development. The Company continued to defer the start of construction of the Gran Central Plaza project in Miami, but is continuing to construct buildings such as office/showroom/warehouses or any combination of the three as the market dictates, principally in Jacksonville and Miami. Cash received from dispositions of assets in 1991 include $16.4 million from sale of property to the Florida Department of Transportation.

     Because a large percentage of the Company's properties is long-lived, asset replacement will be at a higher cost and will take place over many years. The acquisition of new assets will result in higher depreciation charges and, in the case of Realty, higher taxes and operating costs. Purchases, maturities and redemptions of investments vary depending upon the changes in requirements for realty construction and development and cash generated through operations. Other investments, including the development fund, decreased $12.3 million in 1993 from 1992, following a $9.4 million decrease in 1992 from 1991. This decrease in 1993 in other investments was primarily attributable to the increase in Realty's inventory of 818,000 square feet of leasable space, which totals 3.2 million square feet as of December 31, 1993.

     Cash dividends of $.40 per share were paid in each of the three years, reflecting the Company's philosophy that shareholders receive a current benefit at the same time that the Company is reinvesting most earnings in a debt-free asset growth program. In November 1990, the Company announced a stock repurchase program, and in 1991, increased Treasury share holdings to 271,361 shares.

     The Company continues to believe that asset growth should be internally funded by operating and investing activities rather than through the use of debt. However, the Company is confident that if a need to access the market for funds were to arise, such access would be readily available.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is incorporated under Item
         14(a) - Index to Financial Statements and Financial
         Statement Schedules.




ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                               Principal Occupation or Employment
                               for the Past Five Years-Positions
                               with Industries - Other
Name, Director Since, Age      Directorships
_________________________      __________________________________

Jacob C. Belin                 Former Chairman of the Board, St.
Director since 1984            Joe Paper Company.  Director, St.
Age 79                         Joe Paper Company.  Trustee,
                               Alfred I. duPont Trust.

Thomas S. Coldewey             Retired Vice President, St. Joe
Director since 1984            Paper Company.  Director, St. Joe
Age 81                         Paper Company.  Trustee, Alfred I.
                               duPont Trust.

William E. Durham              Vice President, Industries.
Director since 1986
Age 62

Allen C. Harper                Chairman/CEO, Esslinger-Wooten-
New Nominee                    Maxwell, Inc., Realtors, and
Age 49                         President, First Reserve, Inc.
                               (1984-Present).  Director, Tri-
                               County Railroad Authority (1989-
                               Present).

J. Nelson Fairbanks            President and Director, U.S. Sugar
Director since 1989            Corporation.
Age 58

John H. Mercer, Jr.            Retired President, John Mercer
Director since 1984            Terminal Warehouse Company.
Age 80

J.J. Parrish, III              President, Jesse J. Parrish, Inc.,
Director since 1993            Vice President and Director,
Age 40                         Nevins Fruit Company.  Director
                               and Treasurer, Parrish Medical
                               Center.  Director, Barnett Bank of
                               Central Florida.

M.E. Rinker, Sr.               Chairman and CEO, M.E. Rinker, Sr.
Director since 1984            Companies (1988).  Former
Age 89                         President and Chairman of the
                               Board of Rinker Materials
                               Corporation for more than five
                               years.


R. Eugene Taylor               President, Mid-Atlantic Banking
Director since 1993            Group NationsBank (1993-Present).
Age 46                         President, NationsBank Florida,
                               (1991-1993).  Executive Vice
                               President, NationsBank, Florida
                               (1989-1991).  Employed by
                               NationsBank since 1969 in various
                               management roles.

W.L. Thornton                  Chairman of the Board and
Director since 1984            President, Industries.  Chairman
Age 65                         and Director, St. Joe Paper
                               Company.  Trustee, Alfred I.
                               duPont Trust.

Raymond W. Wyckoff             Retired Vice President,
Director since 1984            Industries.  Retired President,
Age 70                         Florida East Coast Railway.

Carl F. Zellers, Jr.           Vice President, Industries.
Director since 1984            President, Florida East Coast
Age 61                         Railway and Gran Central
                               Corporation.  Director, St. Joe
                               Industries, Inc.

     With respect to each Executive Officer of the Registrant, there are set forth below as of December 31, 1993, (1) his name;
(2) his age; (3) his positions and offices with the Registrant;
(4) the date on which he first held office; and (5) a brief account of his business experience during the last five years. Each Executive Officer has been elected to hold such positions and offices until the next annual election of Directors and Officers of the Registrant, which is to be held on May 18, 1994. To the best knowledge of the Registrant, none of the persons named had any arrangement or understanding with any other person pursuant to his election, and none of the persons named have any family relationship with any other such person.


                                Date First Held Such Positions
Name, Age, Positions, and       and Offices Business Experience
Offices                         for the Past Five Years
_________________________       _______________________________

Winfred L. Thornton (65)        Chairman and President of
Chairman, President, Chief      Registrant for more than five
Executive Officer & Director    years.

Carl F. Zellers, Jr. (61)       Vice President of the Registrant
Vice President and Director     and President of Gran Central
                                Corporation for more than five
                                years.  President of Florida East
                                Coast Railway Company from June
                                10, 1992.

T. Neal Smith (54)              May 15, 1992, elected Vice
Vice President & Secretary      President & Secretary.  Formerly
                                Treasurer and Assistant Secretary
                                for more than five years.

William E. Durham, Jr. (62)     Vice President of Registrant for
Vice President & Director       more than five years.

J. Richard Yastrzemski (51)     Comptroller of Registrant for
Comptroller                     more than five years.

Gregory P. West (34)            May 15, 1992, elected Treasurer.
Treasurer & Assistant Secretary Formerly Material Inventory and
                                Accounting Manager.

On December 27, 1993, the Alfred I. duPont Testamentary Trust, which prior to that date directly owned 450,224 shares of the Company's common stock or 5.0% (beneficially owned 3,872,032 shares or 43%) transferred 450,224 shares of this stock to The Nemours Foundation (Nemours). Nemours is a beneficiary of the Trust. The Trust did not file Form 4, Statement of Changes of Beneficial Ownership of Securities, and Nemours did not file Form 3, Initial Statement of Beneficial Ownership of Securities. The Trust and Nemours both timely filed Form 5, Annual Statement of Changes in Ownership, which was due by the 45th day after the end of calendar year 1993.

ITEM 11.  EXECUTIVE COMPENSATION

          The following table sets forth the annual compensation for Industries' Executive Officers whose 1993 total annual compensation exceeded $100,000, as well as the total compensation paid to those Executives for the past three years.

Summary Compensation Table

Name and                               Other Annual  All Other
Principal                     Salary   Compensation  Compensation
Position             Year      ($)          ($)           ($)
- --------             ----     ------   ------------  ------------

W.L. Thornton        1993    30,976(a)   5,130(b)     2,923(c)
President and CEO    1992    29,930(a)   4,789(b)     2,782(c)
                     1991    29,200(a)   4,950(b)     2,719(c)

C.F. Zellers, Jr.    1993   129,372      1,668(b)     2,541(c)
Vice President       1992   118,100      2,061(b)     2,372(c)
                     1991   104,000      1,876(b)     2,160(c)

(a) This amount represents 20% of Mr. Thornton's salary. Under arrangement approved by the Board of Directors, Mr. Thornton's salary and expenses are paid by St. Joe Paper Company, with 20% of salary, fringe benefits, and common expenses being billed to and paid by Industries as compensation for his services as President of Industries. Any expenses incurred for the exclusive benefit of either Industries or St. Joe Paper Company are borne 100% by the benefiting corporation.

(b) These amounts include life insurance premiums and the personal use of vehicles owned by Industries.

(c) These amounts represent Industries' matching contribution to a 401(k) plan.

(d) Industries paid no bonuses nor had any stock award or option programs.

COMPENSATION COMMITTEE REPORT

     The Compensation Committee of the Board of Directors of Florida East Coast Industries, Inc. (Industries) is composed entirely of directors who are not, and have never been, Officers or employees of Industries. The Board designates the members of such Committee.

     The philosophy of the ownership and investors in Florida East Coast Industries, Inc., has historically been to reinvest a major portion of its earnings and cash flow back into the Company, looking towards share appreciation and growth in long-term value. This philosophy continues and is the current goal of the Company. In light of this policy, short-term earnings and stock values may not accurately reflect the real and long-term results of the executive management of the Company. Therefore, the Chief Executive Officer, based upon his personal assessment, recommends salary increases to the Compensation Committee as pertains to the various corporate officers.

     The Compensation Committee members of the Board of Directors were chosen because of their business experience including the diversity of their industry backgrounds and to ensure that the interests of our shareholders are being served as relates to all matters of executive compensation. The Committee reviews the recommendations of the CEO and either approves these recommendations or makes adjustments based upon their judgment of what is the appropriate level of compensation.

     As pertained to the salary adjustments made in 1994 for individual corporate officers, the Committee approved the recommendations of the CEO, which on average represented a three percent increase in the base salaries of the covered executives. In like manner, the Committee reviewed the base salary of the CEO and determined that an adjustment of three percent was appropriate and in keeping with the long-term interests of the Company and its shareholders.

     The Committee recognizes the need to monitor the Company's executive compensation strategy to ensure that management members are rewarded appropriately for their contributions, and that the strategy supports organization objectives and shareholder interests. Program changes will be considered if and when deemed appropriate within the context of these objectives and interests.

J. Nelson Fairbanks, Chairman         M.E. Rinker, Sr., Member
Compensation Committee                John H. Mercer, Jr., Member
December 28, 1993                     R. Eugene Taylor, Member

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

(a)       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Shown below is information concerning beneficial ownership of Industries' Common Stock for each director and for all directors and officers as a group as of March 1, 1994. Under rules of the Commission, "beneficial ownership" is deemed to include shares for which the individual, directly or indirectly, has or shares voting and/or dispositive power:

                       Nature of
                       Beneficial                      Percent of
Names/Address          Ownership       No. of Shares    Class (1)
- -------------          ----------      -------------   ----------

Nemours Foundation (2) Sole Voting &      450,224            5.0%
P.O. Box 1380          Dispositive
Jacksonville, FL 32201 Power

St. Joe Industries,    Sole Voting &    4,902,304 (4)       54.5%
Inc. (3)               Dispositive
P.O. Box 1380          Power
Jacksonville, FL 32201

Heine Securities       Sole Voting &      571,400            6.4%
Corp. (5)              Dispositive
51 J.F.K. Parkway      Power
Short Hills, NJ 07078
__________________
(1) All percentages shown are rounded to the nearest one-tenth of one percent.


(2) As of March 1, 1994, the following persons were directors of the Nemours Foundation: Jacob C. Belin, Thomas S. Coldewey, Alfred duPont Dent, Winfred L. Thornton, and corporate director, NationsBank of Florida, represented by J.S. Lord. In such capacities, these directors collectively share voting and dispositive power with respect to Industries' Common Stock owned by the Nemours Foundation and, as such, may be deemed to be beneficial owners of that stock.

(3) As of March 1, 1994, the following persons were directors of St. Joe Industries, Inc.: Jacob C. Belin, E.C. Brownlie, S.D. Fraser, R.E. Nedley, Winfred L. Thornton, and C.F. Zellers, Jr. In such capacities, all directors collectively share dispositive and voting power with respect to Industries' Common Stock owned by St. Joe Industries, Inc. All directors may be deemed to be beneficial owners of Industries' Common Stock owned by St. Joe Industries, Inc.

(4) By virtue of its ownership of approximately 54.5% of the outstanding Industries' Common Stock, St. Joe Industries, Inc., may be deemed to be not only an "affiliate" but also a "parent" of Industries.

(5) Mr. Michael F. Price is President of Heine Securities Corporation ("HSC") in which capacity he exercises voting control and dispositive power over these securities. Mr. Price, therefore, may be deemed to have indirect beneficial ownership over such securities. Mr. Price advises he has no interest in dividends or proceeds from the sale of such securities, owns no such securities for his own account, and disclaims beneficial ownership of all the securities reported therein by HSC.

(b)  SECURITY OWNERSHIP OF MANAGEMENT

     Shown below is information concerning beneficial ownership of Industries' Common Stock for each director and for all directors and officers as a group as of March 1, 1994. Under rules of the Commission, "beneficial ownership" is deemed to include shares for which the individual, directly or indirectly, has or shares voting and/or dispositive power:

                   Nature of
                   Beneficial                          Percent of
Names              Ownership         No. of Shares     Class (1)
- -----              ----------        -------------     ----------
J.C. Belin         Shared Voting/
                   Dispositive Power   5,352,528(2)       59.5%

T.S. Coldewey      Shared Voting/
                   Dispositive Power   5,352,528(2)       59.5%

W.E. Durham, Jr.   Sole Voting               182          ---
                   Dispositive Power         ---          ---

J.N. Fairbanks     -----------------         ---          ---

A.C. Harper        -----------------         ---          ---

J.H. Mercer, Jr.   Sole Voting/
                   Dispositive Power         100          ---

J.J. Parrish, III  -----------------         ---          ---

M.E. Rinker, Sr.   -----------------         ---          ---

R.E. Taylor        -----------------         ---          ---

W.L. Thornton      Sole Voting/
                   Dispositive Power       5,589          ---
                   Shared Voting/
                   Dispositive Power   5,352,528(2)       59.5%


R.W. Wyckoff       Sole Voting/
                   Dispositive Power         500          ---

C.F. Zellers, Jr.  Sole Voting/
                   Dispositive Power       1,859          ---
                   Shared Voting/
                   Dispositive Power   4,902,304(3)       54.5%

12 directors &     Sole Voting/
officers as a      Dispositive Power       8,816          ---
group              Shared Voting/
                   Dispositive Power   5,352,528(4)       59.5%


(1) All percentages shown are rounded to the nearest one-tenth of one percent. Where no percentage is shown, the amount of Industries' Common Stock owned by the beneficial owner listed is less than one-half of one-tenth of one percent (4,500 shares) of all outstanding Industries' Common Stock.

(2)  Included 4,902,304 shares or 54.5% of Industries' Common
Stock owned by St. Joe Industries, Inc., and 450,224 shares or
5.0% of Industries' Common Stock owned by the Nemours Foundation.

(3)  Includes 4,902,304 shares or 54.5% of Industries' Common
Stock owned by St. Joe Industries, Inc., of which Mr. Zellers is director.

(4) Includes the 4,902,304 and 450,224 listed as beneficially owned by Messrs. Belin, Coldewey, and Thornton, and the 4,902,304 listed as beneficially owned by Mr. Zellers, however, reports the same number of shares beneficially owned by these persons only once.


(c)  CHANGES IN CONTROL

     The Company knows of no contractual arrangements which may, at a subsequent date, result in a change of control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  1.   FINANCIAL STATEMENTS

          The financial statements and schedules listed in the accompanying Index to Financial Statements and Financial Statement Schedules are filed as part of this Annual Report.

     2.   EXHIBITS

          The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report.

(b)       REPORTS ON FORM 8-K

          None.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                          [ITEM 14(a)]

Consolidated Balance Sheet at December 31, 1993, and 1992

Consolidated Statement of Income and Retained Earnings for each of the three years in the period ended
 December 31, 1993

Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 1993

Notes to Consolidated Financial Statements

Report of Independent Certified Public Accountants

Supplementary Information:
  Quarterly Financial Data (Unaudited)

Financial Statement Schedules:
  I-Marketable Securities and Other Security Investments

  V-Property, Plant, and Equipment

  VI-Accumulated Depreciation and Amortization of Property,
     Plant, and Equipment

  VIII-Valuation and Qualifying Accounts

  X-Supplementary Income Statement Information

  XI-Real Estate and Accumulated Depreciation

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

Financial statements and schedules of Florida East Coast Industries, Inc. (not consolidated) are omitted since it is primarily a holding company and all subsidiaries included in the consolidated financial statements being filed, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the Company or its consolidated subsidiaries in amounts which together exceed five percent of the total assets as shown by the consolidated balance sheet at the end of any year covered by this Report.

The financial statements listed in the above Index which are included in the Annual Report to Stockholders for the year ended December 31, 1993, are hereby incorporated and filed as part of this Report. With the exception of the items listed in the above Index and as mentioned specifically in responses to this and other parts of this Report, the 1993 Annual Report to Stockholders is not to be deemed filed as part of this Report.


                       INDEX TO EXHIBITS

                        (ITEM 13[a] 3.)

S-K
Item 601           Documents
- --------           ------------

(3) (a)            Articles of Incorporation*

(3) (b)            By-Laws*

(21)               Subsidiaries of Florida East Coast Industries,
                   Inc.

(24)               Power of Attorney


*Incorporated herein by reference to Exhibits filed in connection with Florida East Coast Industries, Inc.'s Registration Statement on Form S-14 as filed with the Securities and Exchange Commission on February 17, 1984 (File No. 2-89530).

                          SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 16, 1994.

FLORIDA EAST COAST INDUSTRIES, INC.
(Registrant)

By:
T.N. Smith, Vice President and Secretary*

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

W.L. Thornton*
Chairman, President, Chief Executive Officer, Director - 3/26/94

C.F. Zellers, Jr.*
Vice President and Director - 3/26/94

W.E. Durham, Jr.*
Vice President and Director - 3/26/94

R.W. Wyckoff*                     J. Nelson Fairbanks*
Director - 3/26/94                Director - 3/26/94

J.C. Belin*                       John H. Mercer, Jr.*
Director - 3/26/94                Director - 3/26/94

T.S. Coldewey*                    M.E. Rinker, Sr.*
Director - 3/26/94                Director - 3/26/94

R.E. Taylor*                      J.J. Parrish, III*
Director - 3/26/94                Director - 3/26/94

G.P. West*                        J.R. Yastrzemski*
Treasurer - 3/26/94               Comptroller - 3/26/94

BY:  T.N. Smith*
Attorney-in-Fact

*Such signature has been affixed pursuant to Power of Attorney.

                   CONSOLIDATED BALANCE SHEETS
                   December 31, 1993, and 1992
         (Dollars in thousands except per share amounts)

                                              1993        1992
                                              ----        ----
Assets

Current Assets
 Cash and cash equivalents                  $ 14,438    $ 12,132
 Short-term investments (Note 5)              18,009      18,797
 Accounts receivable, net                     27,879      28,650
 Materials and supplies                       11,974      10,803
 Other current assets                          6,676       7,096

   Total current assets                       78,976      77,478

Other Investments (Note 5)                    66,233      78,545

Properties, less Accumulated Depreciation
 and Amortization (Note 4)                   535,976     503,190

Other Assets and Deferred Charges             10,904      11,206
Total Assets                                $692,089    $670,419

Liabilities and Shareholders' Equity

Current Liabilities
 Accounts payable                           $ 21,891    $ 22,012
 Estimated property taxes                      4,665       6,407
 Accrued casualty and other reserves (Note 9)  7,680       7,292
 Other accrued liabilities                     2,188       2,360

   Total current liabilities                  36,424      38,071

Deferred Income Taxes (Note 7)               126,164     122,031

Reserves and Other Long-Term Liabilities
 (Note 9)                                      6,463       6,853
Commitments and Contingencies (Note 9)

Shareholders' Equity
 Common stock, $6.25 par value; 9,360,000 shares
  authorized; 9,271,361 shares issued and out-
  standing                                    57,946      57,946
 Capital surplus                                 101         101
 Retained earnings                           476,808     458,125
 Net unrealized gain on debt and
  marketable equity securities (Note 5)          891       ---
 Treasury stock at cost (271,361 shares)     (12,708)    (12,708)

   Total shareholders' equity                523,038     503,464

Total Liabilities and Shareholders' Equity  $692,089    $670,419

(See accompanying notes to consolidated financial statements.)

        CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
            Years ended December 31, 1993, 1992, and 1991
           (Dollars in thousands except per share amounts)

                                     Years ended December 31
                                   1993       1992       1991
                                   --------------------------
Operating Revenues
 Transportation                  $162,318   $156,955    $153,018

 Realty                            18,778     18,800      13,543
   Total Revenues                 181,096    175,755     166,561

Operating Expenses
 Transportation                   117,789    119,630     121,834
 Realty                            12,900     10,990       9,426
 General and Administrative        17,269     15,232      16,281
   Total Expenses                 147,958    145,852     147,541

Operating Profit                   33,138     29,903      19,020

Other Income(Expense):
 Dividends                            326        207         170
 Interest income                    3,920      5,899      10,175
 Interest expense                    ---          (1)        (55)
 Gains on sales and other
  disposition of properties           535      1,540      15,243
 Other (net)                          322        608         575

   Total Other Income (Expense):    5,103      8,253      26,108

Income before income taxes and
 cumulative effect of change in
 accounting principle              38,241     38,156      45,128

Income Taxes:  (Note 7)
 Current                           11,807     12,542      14,351
 Deferred                           5,655      1,569       1,721
   Total Income Taxes              17,462     14,111      16,072

Income before cumulative effect
 of change in accounting principle 20,779     24,045      29,056
Cumulative effect of change in
 accounting principle for income
 taxes                              1,504      ---         ---

Net Income                         22,283     24,045      29,056

Retained Earnings:
 Balance at beginning of year    $458,125   $437,681    $412,243
 Cash dividends                    (3,600)    (3,601)     (3,618)
 Balance at Year-end             $476,808   $458,125    $437,681

Per share data:
Cash dividends                   $   0.40   $   0.40    $   0.40

Income before cumulative effect
 of change in accounting
 principle                       $   2.31   $   2.67    $   3.21
Cumulative effect of change in
 accounting principle for
 income taxes                         .17       ---         ---

   Net income                    $   2.48   $   2.67    $   3.21

(See accompanying notes to consolidated financial statements.)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
             Years ended December 31, 1993, 1992, and 1991
                        (Dollars in thousands)

                                      Years ended December 31
                                     1993       1992      1991
                                     -------------------------
Cash Flows from Operating
 Activities:

  Net Income                       $22,283    $24,045   $29,056

  Adjustments to reconcile net
   income to cash generated by
   operating activities:
    Cumulative effect of change
     in accounting principle
     for income taxes               (1,504)     ---       ---
    Depreciation & amortization     20,335     18,765    17,569
    Gains on disposition of assets    (535)    (1,540)  (15,243)
    Deferred taxes                   5,655      1,569       289
    Changes in operating assets
     and liabilities:
      Decrease(increase) in A/R         771     (2,786)    1,770
      (Increase)decrease in other
       current assets                  (559)       978    (1,510)
      Increase in other assets and
       deferred charges                (468)      (436)   (3,001)
      (Decrease)increase in A/P        (121)     1,930     2,201
      (Decrease)increase in est.
       property taxes                (1,742)    (5,738)    7,150
      Increase(decrease) in other
       current liabilities              216     (2,816)    2,234
      Decrease in reserves and other
       long-term liabilities           (390)      (707)     (197)

    Net cash generated by operating
     activities                      43,941     33,264    40,318

Cash Flows from Investing Activities:

 Purchases of properties            (54,743)   (54,193)  (40,060)
 Purchases of investments           (49,813)   (92,074) (110,452)
 Maturities & redemption of invest.  64,364    101,661   108,203
 Proceeds from disposition of assets  2,157      4,024    16,546

 Net cash used in investing
  activities                        (38,035)   (40,582)  (25,763)

Cash Flows from Financing Activities:

 Payment of dividends                (3,600)    (3,601)   (3,618)
 Acquisition of treasury shares        ---        ---    (11,712)

 Net cash used in financing
  activities                         (3,600)    (3,601)  (15,330)

Net Increase (Decrease) in Cash
 and Cash Equivalents                 2,306    (10,919)     (775)

Cash and Cash Equivalents at
 Beginning of Year                   12,132     23,051    23,826

Cash and Cash Equivalents at
 End of Year                        $14,438    $12,132   $23,051

Supplemental Disclosure of Cash
 Flow Information:

  Cash paid during the year for
   income taxes                     $11,166    $14,200   $14,863


(See accompanying notes to consolidated financial statements.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1993, 1992, and 1991

1.  Nature of Business

    The principal operations of Florida East Coast Industries, Inc. (the "Company") and its subsidiaries relate directly to the transportation of goods by rail and to the development, leasing, and sale of real estate. Both the transportation and realty operations are located within the state of Florida.

2.  Majority Stockholder

    The Nemours Foundation, which is funded by the Alfred I. duPont Testamentary Trust, owns approximately 5% of the Company's common stock. The Alfred I. duPont Testamentary Trust owns approximately 69% of the common stock of St. Joe Paper Company, which owns, through a subsidiary, approximately 54% of the Company's common stock. The payment of dividends by the Company was the only significant transaction with St. Joe Paper Company or its affiliates in 1993, 1992, or 1991.

3.  Summary of Significant Accounting Policies

    Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned.
All significant intercompany transactions and balances have been eliminated in consolidation.

    Transportation Properties

    Transportation properties are stated at historical cost and are depreciated and amortized on the straight-line method at rates established by the Interstate Commerce Commission (ICC). Gains and losses on normal retirements of these items are credited or charged to accumulated depreciation. Miscellaneous physical property consists principally of non-depreciable real property.

    Real Estate Properties

    Real estate properties are stated at historical cost.
Depreciation is computed using the straight-line method over estimated asset lives of 15 years for land improvements and 18 to 40 years for buildings.

    Materials and Supplies

    New materials and supplies are stated principally at average cost which is not in excess of replacement cost. Used materials are stated at an amount which does not exceed estimated realizable value.
    Earnings per Share

    Earnings per common share is based on the weighted average number of shares of common stock outstanding during the year
(9,000,000 in 1993; 9,000,000 in 1992; and 9,062,174 in 1991).

    Reclassification

    Certain prior year amounts have been reclassified to conform with the current year's presentation.

    Cash and Cash Equivalents

    For purposes of Cash Flows, Cash and Cash Equivalents include cash on hand, bank demand accounts, money market accounts, and overnight repurchase agreements having original maturities of less than three months.

    Fair Value of Financial Instruments

    The carrying amounts of the following financial instruments approximate fair value because of their short maturity, cash and cash equivalents, short-term investments, accounts receivable, accounts payable, estimated property taxes, and other accrued liabilities. The fair value of other investments differs from the carrying value as disclosed in Note 5.

    Income Taxes

    In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Effective January 1, 1993, the Company adopted Statement 109 and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1993 consolidated statement of income.

    Pursuant to the deferred method under APB Opinion 11, which was applied in 1992 and prior years, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

    Investments

    Investments consist principally of municipal bonds, common stocks, redeemable preferred stocks, and U.S. Government obligations. The Company adopted the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" as of December 31, 1993. Under Statement 115, the Company classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near-term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

    Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders' equity until realized.

    A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

    Realized gains and losses for securities classified as available-for-sale and held-to-maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.
4.  Properties

    Properties consists of (in thousands):

                                                1993         1992
                                            ---------------------
Transportation Properties

Road                                        $291,436     $283,686
Equipment                                    189,897      186,080
Miscellaneous Physical Property                5,435        5,435
Construction in Progress                       1,421          636
                                             488,189      475,837

Less Accumulated Depreciation & Amortization 179,184      169,121

                                            $309,005     $306,716

Real Estate Properties

Land and Land Improvements                  $106,832     $ 98,869
Buildings                                    107,915       85,696
Construction in Progress                      27,515       23,219

                                             242,262      207,784
Less Accumulated Depreciation & Amortization  15,291       11,310

                                            $226,971     $196,474

    Real Estate properties having a net book value of $120.6 million at December 31, 1993, are leased under non-cancelable operating leases with aggregate rentals of $83.3 million, which are due in years 1994-1998 in the amounts of $16.2, $15.1, $13.1, $11.1, and $7.6 million, respectively.

5.  Investments

    As discussed in Note 3, the Company adopted Statement 115 as of December 31, 1993. The cumulative effect of this change in accounting for investments of $1,451,000 is determined as of December 31, 1993, and is reported separately as a component of shareholders' equity net of related tax of $560,000. Investments at December 31, 1993, consist of (in thousands):

Short-term investments,
 Held-to-maturity, at amortized cost                   $18,009
Other investments,
 Held-to-maturity, at amortized cost                   $25,644
 Available-for-sale, at fair value                      40,589
Total other investments                                $66,233

    Other investments, including certain held-to-maturity investments which mature within one year, are held as a development fund created to accumulate capital expected to be required for future improvement of the Company's real estate properties. The amortized cost and fair value for available-for-sale and held-to-maturity securities by major security type at December 31, 1993, were as follows:

                                                          Net
                                                       Unrealized
                                 Amortized     Fair     Holding
                                   Cost        Value   Gain(Loss)
                                 ---------     -----   ----------
Available-For-Sale:
Municipal Bonds*                  $29,961    $31,387     $1,426
Equity Securities                   9,177      9,202         25
Total                             $39,138    $40,589     $1,451

Held-To-Maturity:
Certificates of Deposit**         $ 2,259    $ 2,259     $ ---
Mortgage Backed Securities*           916      1,491        575
Municipal Bonds*                    2,401      2,376        (25)
Corporate Debt Securities*            801        801       ---
U.S. Treasury Securities**         37,276     38,500      1,224
Total                             $43,653    $45,427     $1,774

**Due within one year.
*Due principally after five years.

    Gross unrealized holding gains and gross unrealized holding losses at December 31, 1993, were $3,667,000 and $442,000, respectively. At December 31, 1992, investments are carried at amortized cost ($97,342,000) which approximates quoted market prices ($99,148,000).

6.  Collateral Trust 5% Bonds

    There are outstanding at December 31, 1993, and 1992 $13,135,325 and $13,362,425, respectively, of the Company's Collateral Trust 5% Bonds (the "Bonds") due in 2001. Direct obligations of the U.S. Government, the cash flows from which approximately coincide as to timing and amount with the scheduled interest and principal payments on the Bonds, are held in trust for the purpose of making such payments. Accordingly, the Bonds are considered to be extinguished.

7.  Income Taxes

    As discussed in Note 3, the Company adopted Statement 109 as of January 1, 1993. The cumulative effect of this change in accounting for income taxes of $1,504,000 is determined as of January 1, 1993, and is reported separately in the consolidated statement of income for the year ended December 31, 1993. Except for the adjustments to deferred tax assets and liabilities for enacted changes in the tax laws and rates, the accounting change did not have a significant impact on the 1993 provision for income taxes. Prior years' financial statements have not been restated to apply the provisions of Statement 109. Total income tax expense for the year ended December 31, 1993, was allocated as follows (in thousands):

Income from continuing operations                     $17,462
Shareholders' equity, for recognition of unrealized
 holding gain on debt and marketable equity
 securities in connection with adoption of
 Statement 115                                            560
                                                      $18,022

    Income tax expense attributable to income from continuing operations was $17,462, $14,111, and $16,072 for the years ended December 31, 1993, 1992, and 1991, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35% in 1993 and 34% in 1992, and 1991 to pre-tax income as a result of the following:

                                      1993      1992      1991
                                      ----      ----      ----
Amount computed at statutory
 federal rate                        $13,384   $12,973   $15,344
Effect of dividends received
 exclusion and tax-free interest        (538)     (242)     (765)
State taxes (net of federal benefit)   1,357     1,359     1,583
Adjustment to deferred tax assets
 and liabilities for enacted changes
 in tax laws and rates                 2,893      ---       ---
Other (net)                              366        21       (90)
                                     -------   -------   -------
                                     $17,462   $14,111   $16,072

For the years ended December 31, 1993, 1992, and 1991, deferred income tax results from differences in the recognition of income and expense for income tax and financial reporting purposes. The sources and tax effects of those differences are presented below:

                                      1993      1992      1991
                                      ----      ----      ----
Depreciation                         $1,325    $  932    $1,776
Casualty Claims                         586     1,072      (406)
Adjustment to deferred tax assets
 and liabilities for enacted changes
 in tax laws and rates                2,893      ---       ---
Other (net)                             851      (435)      351
                                     ______    ______    ______
                                     $5,655    $1,569    $1,721

    The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1993, are as follows:

Deferred tax assets:
 Accrued casualty and other reserves                   $  6,400
 Amortization of fiber optic income                         735
 Other                                                      349
  Total deferred tax assets                            $  7,484

Deferred tax liabilities:
 Properties, principally due to differences in
  depreciation                                         $ 97,655
 Deferred gain on land sales                             24,893
 Deferred profit on bonds extinguished                    2,027
 Unrealized holding gain on debt and marketable
  equity securities                                         560
 Other                                                    1,029
  Total deferred tax liabilities                       $126,164
   Net deferred tax liabilities                        $118,680

    There was no valuation allowance provided for deferred tax assets as of January 1, 1993, and December 31, 1993.

8.  Segment Information

    The Company operates principally in two industries: transportation and realty. Its transportation operations consist primarily of railroad-related activities and some trucking operations. Realty operations are involved in real estate development, rentals and related management, and operations of properties. Operating revenues represent sales to unaffiliated customers, as reported in the Company's Consolidated Statement of Income and Retained Earnings. Operating profit is operating revenue less directly traceable costs and expenses.

     Identifiable assets by industry are those assets that are used in the Company's operations in each industry. Information by industry segment follows (in thousands):

                                      1993      1992       1991
                                      ----      ----       ----
Operating Revenue:
Transportation                     $162,318   $156,955   $153,018
Realty                               18,778     18,800     13,543
                                   $181,096   $175,755   $166,561

Operating Profit:
Transportation                     $ 28,843   $ 23,735   $ 16,312
Realty                                4,295      6,168      2,708
                                   $ 33,138   $ 29,903   $ 19,020

Identifiable Assets:
Transportation                     $352,465   $351,850   $350,025
Realty                              232,068    199,763    166,377
Corporate                           107,556    118,806    131,273
                                   $692,089   $670,419   $647,675

Capital Expenditures:
Transportation                     $ 19,775   $ 18,040   $ 14,689
Realty                               34,968     36,153     25,371
                                   $ 54,743   $ 54,193   $ 40,060
Depreciation:
Transportation                     $ 16,356   $ 15,567   $ 15,170
Realty                                3,979      3,198      2,399
                                   $ 20,335   $ 18,765   $ 17,569

9.  Commitments and Contingencies

    The Company has retained certain self-insurance risks with respect to losses for third-party liability, property damage, and group health insurance coverage provided employees. The Company is the defendant and plaintiff in various lawsuits resulting from its operations. In the opinion of management, adequate provision has been made in the financial statements for the estimated liability which may result from disposition of such lawsuits.

     The Company is subject to proceedings arising out of environmental laws and regulations, which primarily relate to the disposal and use of fuel and oil used in the transportation business. It is the Company's policy to accrue and charge against earnings environmental cleanup costs when it is probable that a liability has been incurred and an amount can be reasonably estimated.

    The Company is currently a party to, or involved in, legal proceedings directed at the cleanup of two Superfund sites. The Company has accrued its allocated share of the total estimated cleanup costs for these two sites. Based upon management's evaluation of the other potentially responsible parties, the Company does not expect to incur additional amounts even though the Company has joint and several liability. Other proceedings involving environmental matters such as alleged discharge of oil or waste material into water or soil are pending against the Company.

    It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position or liquidity of the Company, but could be material to the results of operations of the Company in any one period. As of December 31, 1993, and 1992, the aggregate environmental related accruals were $3,500,000. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence.

10.  Sale of Property

     In 1988, the Company entered into an agreement with the Florida Department of Transportation (DOT) for the sale of approximately 20.7 miles of abandoned 100-foot-wide right-of-way. The total sales price of $35,525,000 was divided into six segments. The DOT made an initial payment of $10,000,000 and issued an executory note for $25,525,000 at an interest rate of 9.01%. As the payments from DOT were received, the liens on the pro rate portion of the succeeding segments were removed and related gains recognized. Principal and interest payment of $6,250,000 was received in 1989, a payment of $8,857,000 was received in 1990, and a final payment of $16,371,326 was received in 1991. The land sale gains recognized amounted to $15,018,000, $6,884,000, $3,923,000, and $9,574,000 in 1991, 1990, 1989, and
1988, respectively.

Independent Auditors' Report

The Board of Directors and Shareholders
Florida East Coast Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Florida East Coast Industries, Inc., and subsidiaries as of December 31, 1993, and 1992, and the related consolidated statements of income and retained earnings, and cash flows for each of the years in the three-year period ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Florida East Coast Industries, Inc., and subsidiaries as of December 31, 1993, and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in notes 3 and 5 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," at December 31, 1993. As discussed in notes 3 and 7, the Company adopted the provisions of the Financial Accounting Standards Board's SFAS No. 109, "Accounting for Income Taxes," effective January 1, 1993.


KPMG Peat Marwick
Certified Public Accountants

Jacksonville, Florida
February 11, 1994

                       SUPPLEMENTARY INFORMATION

                                             1993

                             Dec. 31  Sept. 30  June 30  March 31
                             ------   --------  -------  --------
QUARTERLY FINANCIAL DATA
 Operating Revenues          $47,544  $43,891   $45,642  $44,019
 Other Income                $ 1,226  $ 2,186   $    39  $ 1,652
 Operating Expenses          $37,605  $33,908   $38,802  $37,643
 Income before cumulative
  effect of change in
  accounting principle       $ 6,770  $ 4,459   $ 4,420  $ 5,130
 Cumulative effect of change
  in accounting principle
  for income taxes (1)       $  ---   $  ---    $  ---   $ 1,504

Net Income                   $ 6,770  $ 4,459   $ 4,420  $ 6,634

 Per Common Share
 Income before cumulative
  effect of change in
  accounting principle       $  0.75  $  0.50   $  0.49  $  0.57
 Cumulative effect of change
  in accounting principle
  for income taxes (1)       $   ---  $  ---    $  ---   $  0.17

Net Income Per Common Share  $  0.75  $  0.50   $  0.49  $  0.74


                                             1992

                             Dec. 31  Sept. 30  June 30  March 31
                             -------  --------  -------  --------
QUARTERLY FINANCIAL DATA
 Operating Revenues          $47,445  $42,778   $45,463  $40,069
 Other Income                $ 2,931  $ 2,018   $ 1,672  $ 1,632
 Operating Expenses          $38,001  $37,357   $35,905  $34,589
 Income before cumulative
  effect of change in
  accounting principle       $ 7,823  $ 4,699   $ 6,961  $ 4,562
 Cumulative effect of change
  in accounting principle
  for income taxes (1)       $  ---   $  ---    $  ---   $  ---

Net Income                   $ 7,823  $ 4,699   $ 6,961  $ 4,562

 Per Common Share
 Income before cumulative
  effect of change in
  accounting principle       $  0.87  $  0.52   $  0.77  $  0.51
 Cumulative effect of change
  in accounting principle
  for income taxes (1)       $   ---  $  ---    $  ---   $  ---

Net Income Per Common Share  $  0.87  $  0.52   $  0.77  $  0.51

(1) As discussed in Note 7 of the Financial Statements, the Company adopted Statement No. 109, effective January 1, 1993. Accordingly, the cumulative effect of this change in accounting principle was recorded in the first quarter of 1993.

              FLORIDA EAST COAST INDUSTRIES, INC.
                   SCHEDULE I (CONSOLIDATED)
      MARKETABLE SECURITIES AND OTHER SECURITY INVESTMENTS
                      DECEMBER 31, 1993
       (Dollars in Thousands Except for Number of Shares)

                      NO. OF SHARES                    AMOUNT
                      OR PRINCIPAL                     CARRIED IN
                      AMOUNT                           BALANCE
DESCRIPTION           (Par Value)    COST  MKT. VALUE  SHEET
- -----------           -------------  ----  ----------  ----------

Short-Term Invest.
Certificates of Deposit  $  2,063  $ 2,063    $ 2,063     $ 2,063
U.S. Government Sec.     $ 14,000   13,545     14,000      13,545
Tax Exempt Municipals(1) $  2,375    2,401      2,376       2,401
Total Current Assets                                      $18,009

Other Investments
Certificates of Deposit  $    196  $   196    $   196     $   196
Various Common & Pref.
 Stocks (1)               230,383    9,177      9,202       9,202
U.S. Government Sec.     $ 24,500   23,731     24,500      23,731
Tax Exempt Municipals(1) $ 29,665   29,961     31,387      31,387
Mortgage Backed Securities  6,132      916      1,491         916
Other Corporate Debt
 Securities (1)          $  1,326      801        801         801

Total Other Investments                                   $66,233

Total Marketable Securities & Other Investments           $84,242

(1) Securities of any one individual issuer do not constitute 2% or more of total assets of the Registrant.

               FLORIDA EAST COAST INDUSTRIES, INC.
    SCHEDULE V (CONSOLIDATED) - PROPERTY, PLANT, AND EQUIPMENT
         YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                     (Dollars in thousands)

                Balance at  Additions
                Beginning   Charged to  Adjustments/  Balance
                of Year     Expenses    Retirements   End of Yr.
                ----------  ----------  ------------  ----------
1993
Transportation Property
Road              $283,686    $10,049      $(2,299)     $291,436
Equipment          186,080      8,941       (5,124)      189,897
Misc. Phy. Prop.     5,435      ---          ---           5,435
Const. in Prog.        636        785        ---           1,421
Total             $475,837    $19,775      $(7,423)     $488,189

Real Estate Property
Land/Land Improv. $ 98,869    $ 8,454      $  (490)     $106,833
Buildings           85,696     22,218        ---         107,914
Const. in Prog.     23,219      4,296        ---          27,515
Total             $207,784    $34,968      $  (490)     $242,262
Grand Total       $683,621    $54,743      $(7,913)     $730,451

1992
Transportation Property
Road              $274,937    $10,568      $(1,819)     $283,686
Equipment          176,627      9,739         (286)      186,080
Misc. Phy. Prop.     5,432          3        ---           5,435
Const. in Prog.      2,906     (2,270)[1]    ---             636
Total             $459,902    $18,040      $(2,105)     $475,837

Real Estate Property
Land/Land Improv. $ 91,815    $ 7,192      $  (138)     $ 98,869
Buildings           63,436     22,260        ---          85,696
Const. in Prog.     16,518      6,701        ---          23,219
Total             $171,769    $36,153      $  (138)     $207,784
Grand Total       $631,671    $54,193      $(2,243)     $683,621

1991
Transportation Property
Road              $264,998    $11,654      $(1,715)     $274,937
Equipment          175,434      2,248       (1,055)      176,627
Misc. Phy. Prop.     5,017        417           (2)        5,432
Const. in Prog.      4,028        370       (1,492)        2,906
Total             $449,477    $14,689      $(4,264)     $459,902

Real Estate Property
Land/Land Improv. $ 81,101    $11,159      $  (445)     $ 91,815
Buildings           52,502     10,934        ---          63,436
Const. in Prog.     13,240      3,278        ---          16,518
Total             $146,843    $25,371      $  (445)     $171,769

Grand Total       $596,320    $40,060      $(4,709)     $631,671

[1] Reduction in additions attributed to amounts reclassified into primary accounts in excess of current year expenditures.

                FLORIDA EAST COAST INDUSTRIES, INC.
     SCHEDULE VI (CONSOLIDATED) - ACCUMULATED DEPRECIATION AND
    AMORTIZATION - YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                      (Dollars in thousands)

                  Balance at  Additions
                  Beginning   Charged to  Adjustments/ Balance at
                  of Year     Expenses    Retirements  End of Yr.
                  ----------  ----------  -----------  ----------

1993
Transportation Property
Road                $ 74,855    $ 6,631     $(2,398)     $ 79,088
Equipment             93,091      9,581      (3,895)       98,777
Other Property         1,175        144       ---           1,319
Total               $169,121    $16,356     $(6,293)     $179,184

Real Estate Property
Land/Land Improv.   $  2,863    $   950     $ ---        $  3,813
Buildings              8,447      3,029           2        11,478
Total               $ 11,310    $ 3,979     $     2      $ 15,291
Grand Total         $180,431    $20,335     $(6,291)     $194,475

1992
Transportation Property
Road                $ 69,723    $ 6,464     $(1,332)     $ 74,855
Equipment             82,559      8,959       1,573        93,091
Other Property         1,031        144       ---           1,175
Total               $153,313    $15,567     $   241      $169,121

Real Estate Property
Land/Land Improv.   $  2,049    $   814     $ ---        $  2,863
Buildings              6,063      2,384       ---           8,447
Total               $  8,112    $ 3,198     $ ---        $ 11,310

Grand Total         $161,425    $18,765     $   241      $180,431

1991
Transportation Property
Road                $ 65,930    $ 6,253     $(2,460)     $ 69,723
Equipment             74,723      8,784        (948)       82,559
Other Property           898        133       ---           1,031
Total               $141,551    $15,170     $(3,408)     $153,313

Real Estate Property
Land/Land Improv.   $  1,406    $   641     $     2      $  2,049
Buildings              4,305      1,758       ---           6,063
Total               $  5,711    $ 2,399     $     2      $  8,112

Grand Total         $147,262    $17,569     $(3,406)     $161,425

Registrant's track structure and other transportation properties are depreciated on a straight-line basis using annual composite rates approved by the Interstate Commerce Commission using data drawn from Registrant's historical records and special studies. Depreciable lives for road properties range from 9 to 60 years and for equipment properties from 8 to 33 years. Depreciable lives for real estate properties range from 3 to 40 years.

               FLORIDA EAST COAST INDUSTRIES, INC.
SCHEDULE VIII (CONSOLIDATED) - VALUATION AND QUALIFYING ACCOUNTS
  FOR THE THREE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                      (Dollars in Thousands)

                 Balance at  Additions
                  Beginning   Charged                 Balance at
                   of Year   to Expense    Payments   End of Year
                 ----------  ----------    --------   -----------

RESERVES INCLUDED IN LIABILITIES

1993
Casualty & other
  reserves         $14,145       $2,443      $2,445    $14,143[a]
1992
Casualty & other
  reserves         $16,691       $  724      $3,270    $14,145[a]
1991
Casualty & other
  reserves         $15,819       $2,378      $1,506    $16,691[a]

[a] Includes $7,680, $7,292, and $9,131 in current liabilities at December 31, 1993, December 31, 1992, and December 31, 1991, respectively. The remainder is included in "Reserves and Other Long-Term Liabilities."

               FLORIDA EAST COAST INDUSTRIES, INC.
    SCHEDULE X (CONSOLIDATED) - SUPPLEMENTARY INCOME STATEMENT
   INFORMATION - YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                     (Dollars in Thousands)


                                CHARGES TO COST AND EXPENSES
                                1993        1992         1991
                                -----------------------------

Maintenance and repairs:

 Track Structure              $13,725     $15,254      $20,674

 Equipment                    $18,478     $18,533      $17,690

Taxes other than payroll & income taxes:

 Property                     $ 5,420     $ 7,668      $11,511

 Other                        $   275     $   107      $   446

                              $ 5,695     $ 7,775      $11,957

            FLORIDA EAST COAST INDUSTRIES, INC.
   SCHEDULE XI (CONSOLIDATED) - REAL ESTATE AND ACCUMULATED
DEPRECIATION - DECEMBER 31, 1993, 1992, AND 1991 (in thousands)

                                     Initial Cost to Company


Description                          Encumbrances        Land
- -----------                          ------------        ----

Duval County
 Office Bldgs. (4)                       -0-            $ 1,153
 Office/Showroom/Wareh. (8)              -0-              1,502
 Land w/Infrastructure                   -0-              1,773
 Unimproved Land & Misc. Assets          -0-              5,735

St. Johns County
 Unimproved Land                         -0-              2,631

Flagler County
 Unimproved Land                         -0-              3,218

Volusia County
 Unimproved Land                         -0-              3,651

Brevard County
 Office/Showroom/Warehouse               -0-                 73
 Land w/Infrastructure                   -0-              3,797
 Unimproved Land                         -0-              4,846

Indian River County
 Unimproved Land                         -0-                218

St. Lucie County
 Unimproved Land                         -0-                639

Martin County
 Unimproved Land                         -0-              4,671

Putnam County
 Unimproved Land                         -0-                  7

Palm Beach County
 Office/Showroom/Warehouse               -0-                113
 Rail Warehouses (2)                     -0-                449
 Cross Docks (2)                         -0-                117
 Land w/Infrastructure                   -0-              1,269
 Unimproved Land                         -0-              1,605

Broward County
 Rail Warehouse                          -0-                 85
 Unimproved Land                         -0-                733


Manatee County
 Unimproved Land                         -0-                 14

Dade County
 Cross Dock                              -0-                137
 Double Front Load Warehouse             -0-                768
 Rail Warehouses (4)                     -0-                808
 Office/Showroom/Warehouses (4)          -0-              1,003
 Office Warehouses (4)                   -0-              1,462
 Front Load Warehouses (4)               -0-              1,943
 Land w/Infrastructure                   -0-              2,577
 Unimproved Land & Misc. Assets          -0-             16,010
                                                        -------
TOTALS                                                  $63,007

                                    Initial Cost to Company

                                                   Costs
                                                   Capitalized
                                 Buildings &       Subsequent to
Description                      Improvements      Acquisition
- -----------                      ------------      -------------

Duval County
 Office Bldgs. (4)                  $6,200           $ 25,374
 Office/Showroom/Wareh. (8)                            18,700
 Land w/Infrastructure                                    968
 Unimproved Land & Misc. Assets                         4,325

St. Johns County
 Unimproved Land                                          411

Flagler County
 Unimproved Land                                        1,008

Volusia County
 Unimproved Land                                          499

Brevard County
 Office/Showroom/Warehouse                              1,890
 Land w/Infrastructure
 Unimproved Land                                          191

Indian River County
 Unimproved Land                                          156

St. Lucie County
 Unimproved Land                                            8

Martin County
 Unimproved Land                                        2,344

Putnam County
 Unimproved Land

Palm Beach County
 Office/Showroom/Warehouse                              2,641
 Rail Warehouses (2)                                    4,097
 Cross Docks (2)                                        3,763
 Land w/Infrastructure                                     87
 Unimproved Land

Broward County
 Rail Warehouse                                         1,584
 Unimproved Land                                          701

Manatee County
 Unimproved Land                                            3

Dade County
 Cross Dock                                             1,018
 Double Front Load Warehouse                            5,376
 Rail Warehouses (4)                                   13,998
 Office/Showroom/Warehouses (4)                        11,774
 Office Warehouses (4)                                 12,468
 Front Load Warehouses (4)                             11,269
 Land w/Infrastructure                                  8,993
 Unimproved Land & Misc. Assets                        11,894
                                        ------       --------
TOTALS                                  $6,200       $145,540

                                       Carried at Close of Period

                                Land &         Bldgs. &
Description                     Land Improv.   Improv.      Total
- -----------                     ------------   --------     -----

Duval County
 Office Bldgs. (4)              $  3,525       $ 29,202  $ 32,727
 Office/Showroom/Wareh. (8)        3,930         16,272    20,202
 Land w/Infrastructure             2,741                    2,741
 Unimproved Land & Misc. Assets    9,863            197    10,060

St. Johns County
 Unimproved Land                   3,042                    3,042

Flagler County
 Unimproved Land                   4,226                    4,226

Volusia County
 Unimproved Land                   4,150                    4,150

Brevard County
 Office/Showroom/Warehouse           438          1,525     1,963
 Land w/Infrastructure             3,797                    3,797
 Unimproved Land                   5,037                    5,037

Indian River County
 Unimproved Land                     374                      374

St. Lucie County
 Unimproved Land                     647                      647

Martin County
 Unimproved Land                   7,015                    7,015

Putnam County
 Unimproved Land                       7                        7

Palm Beach County
 Office/Showroom/Warehouse           599          2,155     2,754
 Rail Warehouses (2)                 544          4,002     4,546
 Cross Docks (2)                   1,262          2,618     3,880
 Land w/Infrastructure             1,356                    1,356
 Unimproved Land                   1,605                    1,605

Broward County
 Rail Warehouse                      405          1,264     1,669
 Unimproved Land                   1,434                    1,434

Manatee County
 Unimproved Land                      17                       17

Dade County
 Cross Dock                          137          1,018     1,155
 Double Front Load Warehouse       1,409          4,735     6,144
 Rail Warehouses (4)               2,398         12,408    14,806
 Office/Showroom/Warehouses (4)    2,419         10,358    12,777
 Office Warehouses (4)             2,838         11,092    13,930
 Front Load Warehouses (4)         2,476         10,736    13,212
 Land w/Infrastructure            11,570                   11,570
 Unimproved Land & Misc. Assets   27,571            333    27,904
                                -------        --------  --------
TOTALS                          $106,832       $107,915  $214,747

                                                   Life on Which
                                                  Depreciation in
                                      Date First   Latest Income
                         Accumulated  Started or   Statement is
Description              Depreciation  Acquired      Computed
- -----------              ------------ ----------  ---------------

Duval County
 Office Buildings (4)       $ 4,074     1985      3 to 40 years
 Office/Showroom/Ware.(8)     2,707     1987      3 to 40 years
 Land w/Infrastructure                Various
 Unimproved Land &
  Misc. Assets                  123   Various     3 to 40 years

St. Johns County
 Unimproved Land                      Various

Flagler County
 Unimproved Land                      Various

Volusia County
 Unimproved Land                      Various

Brevard County
 Office/Showroom/Warehouse      287     1988     3 to 40 years
 Land w/Infrastructure                Various
 Unimproved Land                      Various

Indian River County
 Unimproved Land                      Various

St. Lucie County
 Unimproved Land                      Various

Martin County
 Unimproved Land                      Various

Putnam County
 Unimproved Land                      Various

Palm Beach County
 Office/Showroom/Warehouse      549     1986     3 to 40 years
 Rail Warehouses (2)            927     1982     3 to 40 years
 Cross Docks (2)                604     1987     3 to 40 years
 Land w/Infrastructure                Various
 Unimproved Land                      Various

Broward County
 Rail Warehouse                 428     1986     3 to 40 years
 Unimproved Land                      Various

Manatee County
 Unimproved Land                      Various

Dade County
 Cross Dock                     182     1987     3 to 40 years
 Double Front Load Warehouse    132     1993     3 to 40 years
 Rail Warehouses (4)            885     1988     3 to 40 years
 Office/Showroom/Ware. (4)    1,395     1988     3 to 40 years
 Office/Warehouses (4)          913     1990     3 to 40 years
 Front Load Warehouses (4)      460     1991     3 to 40 years
 Land w/Infrastructure        1,560   Various
 Unimproved Land &
  Misc. Assets                   65   Various    3 to 40 years
                            -------
TOTALS                      $15,291

Notes:

(A) The aggregate cost of real estate owned at December 31, 1993, for federal income tax purposes is approximately
     $123,400,065.

(B)  Reconciliation of real estate owned:

                                     1993        1992        1991
                                     ----        ----        ----
Balance at Start of Year         $184,565    $155,251   $133,603
Amounts Capitalized                30,672      29,452     22,093
Amounts Retired/Adjusted             (490)       (138)      (445)
Balance at Close of Period       $214,747    $184,565   $155,251

(C)  Reconciliation of accumulated depreciation:

                                     1993        1992       1991
                                     ----        ----       ----
Balance at Start of Year         $ 11,310    $  8,112     $5,711
Depreciation Expense                3,979       3,198      2,399
Amounts Retired/Adjusted                2           0          2

Balance at Close of Period       $ 15,291    $ 11,310     $8,112

Independent Auditors' Report

The Board of Directors and Shareholders
Florida East Coast Industries, Inc.:

Under date of February 11, 1994, we reported on the consolidated balance sheets of Florida East Coast Industries, Inc., and subsidiaries as of December 31, 1993, and 1992, and the related consolidated statements of income and retained earnings, and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in notes 3 and 5 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," at December 31, 1993. As discussed in notes 3 and 7, the Company adopted the provisions of the Financial Accounting Standards Board's SFAS No. 109, "Accounting for Income Taxes," effective January 1, 1993.


KPMG PEAT MARWICK
Certified Public Accountants

Jacksonville, Florida
February 11, 1994

22.  Listing of parent and subsidiaries

Parent -  Florida East Coast Industries, Inc.

Subsidiaries  - Florida East Coast Railway Company

                Florida East Coast Highway Dispatch Company

                Florida East Coast Inspections, Inc.

                Florida East Coast Deliveries, Inc.

                Railroad Concrete Crosstie Corporation

                Railroad Track Construction Company

                Operations Unlimited, Inc.

                Florida Express Carrier, Inc.

                Gran Central Corporation

                Dade County Land Holding Company, Inc.

                         POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENT, that each of the undersigned Directors of Florida East Coast Industries, Inc., a Florida corporation ("Corporation"), which is about to file with the Securities and Exchange Commission, Washington, DC 20549, under the provisions of the Securities Exchange Act of 1934, as amended, an Annual Report on Form 10-K for the fiscal year ended December 31, 1993, hereby constitutes and appoints Winfred L. Thornton and T.N. Smith as his true and lawful attorneys-in-fact and agent, and each of them with full power to act, without the other in his stead, in any and all capacities, to sign the 1993 Annual Report of Florida East Coast Industries, Inc., on Form 10-K and to file on behalf of the Corporation such Annual Report and amendments with all exhibits thereto, and any and all other information and documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agent, and each of them, full power and authority to do and perform any and all acts and things requisite and ratifying and confirming all that each said attorneys-in-fact and agent or any one of them, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, the undersigned have hereunto set their hands on the date indicated below:

Winfred L. Thornton, Chairman,        T.N. Smith, Vice President
President, CEO, and Director          and Secretary

J. Nelson Fairbanks, Director         J.C. Belin, Director

T.S. Coldewey, Director               R.W. Wyckoff, Director

M.E. Rinker, Sr., Director            J.H. Mercer, Jr., Director

J.J. Parrish, III, Director           R.E. Taylor, Director

W.E. Durham, Jr., Director            C.F. Zellers, Jr., Vice
                                      President and Director
Dated:  March 26, 1994