Form 10-Q
period 1994-03-31
FLORIDA EAST COAST INDUSTRIES INC
filed 1994-05-09
CIK 740796

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                    Form 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                       For the period ended March 31, 1994

Commission File Number 2-89530

                        FLORIDA EAST COAST INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

           FLORIDA                                    59-2349968
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                    Identification No.)

              1650 Prudential Drive, Jacksonville, FL 32201-1380
              (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code  (904) 396-6600


                                  N O N E
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes ____X____      No _________

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           Class                          Outstanding at March 31, 1994
Common Stock, $6.25 par value                    9,000,000 shares

                   FLORIDA EAST COAST INDUSTRIES, INC.
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                         (Dollars in Thousands)


                                        March 31    December 31
                                          1994          1993
                                       (Unaudited)
                                       ----------   -----------

 ASSETS

Current assets:
Cash and cash equivalents               $ 20,665     $ 14,438
Short-term investments                    18,259       18,009
Accounts receivable, net                  27,977       27,879
Materials and supplies                    11,685       11,974
Other                                      5,459        6,676
                                        --------     --------
        Total current assets              84,045       78,976

Other investments                         66,265       66,233

Properties, less accumulated
 depreciation and amortization           546,637      535,976

Other assets and deferred charges         10,774       10,904
                                        --------     --------
                                        $707,721     $692,089
                                        ========     ========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Accounts payable                        $ 21,441     $ 21,891
Income taxes                               2,287            0
Estimated property taxes                   2,622        4,665
Accrued casualty and other reserves        6,900        7,680
Other accrued liabilities                  2,225        2,188
                                        --------     --------
     Total current liabilities            35,475       36,424

Deferred income taxes                    129,838      126,164

Reserves and other long-term liabilities   7,234        6,463

Shareholders' equity:
  Common stock, $6.25 par value; 9,360,000
  shares authorized; 9,271,361 shares
  issued and outstanding                  57,946       57,946
  Capital surplus                            101          101
  Retained earnings                      490,114      476,808
  Net unrealized gain (loss) on debt
    and marketable equity securities        (279)         891
  Less:
    Treasury stock at cost
     (271,361 shares)                    (12,708)     (12,708)
                                        --------     --------
       Total shareholders' equity        535,174      523,038
                                        --------     --------
                                        $707,721     $692,089
                                        ========     ========

                         (See accompanying notes)

                    FLORIDA EAST COAST INDUSTRIES, INC.
                     CONSOLIDATED CONDENSED STATEMENTS
                      OF INCOME AND RETAINED EARNINGS
             (Dollars in Thousands Except Per Share Amounts)
                                (Unaudited)


                                      QUARTER ENDED MARCH 31

                                        1994           1993
                                        ----           ----
OPERATING REVENUES:
  Transportation                      $ 40,171      $ 40,199
  Realty                                18,239         3,820
                                      --------      --------
     Total revenues                     58,410        44,019

OPERATING EXPENSES:
  Transportation                        29,414        30,573
  Realty                                 4,204         3,056
  General and Administrative             4,609         4,014
                                      --------      --------
     Total expenses                     38,227        37,643

Operating profit                        20,183         6,376

OTHER INCOME (EXPENSE):
  Dividends                                 85            73
  Interest income                        1,076         1,003
  Gains on sales and other disposition
   of properties                           317           403
  Other (net)                              238           173
                                      --------      --------
   Total other income (expense)          1,716         1,652

Income before income taxes and
 cumulative effect of change in
 accounting principle                   21,899         8,028

INCOME TAXES:
 Current                                 3,283         1,856
 Deferred                                4,410         1,042
                                      --------      --------
  Total income taxes                     7,693         2,898

Income before cumulative effect of
 change in accounting principle         14,206         5,130
Cumulative effect of change in
 accounting principle for income taxes       0         1,504
                                      --------      --------
Net income                            $ 14,206      $  6,634

Retained earnings:
 Balance at beginning of year          476,808       458,125
 Cash dividends                           (900)         (900)
                                      --------      --------
Balance at end of period              $490,114      $463,859
                                      ========      ========

Per Share Data:
 Cash dividends                       $   0.10      $   0.10
                                      ========      ========
 Income before cumulative effect of
  change in accounting principle      $   1.58      $   0.57
 Cumulative effect of change in
  accounting principle for
  income taxes                            0.00          0.17
                                      --------      --------
  Net income                          $   1.58      $   0.74
                                      ========      ========
                          (See accompanying notes)

                         FLORIDA EAST COAST INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in Thousands)
                                     (Unaudited)

                                                  QUARTER ENDED MARCH 31

                                                  1994              1993
                                                  ----              ----
Cash flows from operating activities:
 Net income                                       $14,206         $ 6,634
 Adjustments to reconcile net income
  to cash generated:
  Cumulative effect of a change in
   accounting principle                                 0          (1,504)
  Depreciation and amortization                     5,350           4,974
  Gain on disposition of assets                      (317)           (403)
  Deferred taxes                                    4,410           1,042
  Changes in operating assets and liabilities:
   Increase (decrease) in accounts receivable         (98)          2,104
   Decrease in other current assets                 1,506           2,551
   Decrease in other assets and deferred charges      130             170
   Decrease in accounts payable                      (450)         (2,274)
   Increase in income taxes payable                 2,287             785
   (Decrease) increase in estimated property taxes (2,043)          2,139
   Decrease in other current liabilities             (743)           (409)
   Increase in reserves and other long-term
    liabilities                                       771             324
                                                   ------          ------
Net cash generated by operating activities         25,009          16,133

Cash flows from investing activities:
 Purchases of properties                          (16,477)        (14,985)
 Purchases of properties                          (17,023)        (20,842)
 Maturities and redemption of investments          15,299          20,984
 Proceeds from disposition of assets                  319           1,279
                                                  -------         -------
Net cash used in investing activities             (17,882)        (13,564)

Cash flows from financing activities:
 Payment of dividends                                (900)           (900)
                                                  -------         -------
Net cash used in financing activities                (900)           (900)

Net increase in cash and cash equivalents           6,227           1,669
Cash and cash equivalents at beginning of quarter  14,438          12,132
                                                  -------         -------
Cash and cash equivalents at end of quarter       $20,665         $13,801
                                                  =======         =======
Supplemental disclosure of cash flow information:
 Cash paid during the quarter for income taxes    $ 1,001         $     0
                                                  =======         =======

                            (See accompanying notes)

               FLORIDA EAST COAST INDUSTRIES, INC.
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     (Dollars in thousands)
                         (Unaudited)



1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of March 31, 1994, and December 31, 1993, and the results of operations and cash flows for the three month periods ended March 31, 1994, and March 31, 1993.


2.   The results of operations for the three months ended March
     31, 1994, and 1993, are not necessarily indicative of the results that may be expected for the full year.


3. The Company has retained certain self-insurance risks with respect to losses for third-party liability, property damage, and group health insurance coverage provided employees. The Company is the defendant and plaintiff in various lawsuits resulting from its operations. In the opinion of management, adequate provision has been made in the financial statements for the estimated liability which may result from disposition of such lawsuits.


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

     It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position or liquidity of the Company in any one period. As of March 31, 1994, and December 31, 1993, the aggregate environmental related accruals were $3,500,000. Environmental liabilities are paid over an extended period, and the timing of such payments cannot be predicted with any confidence.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
     CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       RESULTS OF OPERATIONS


                              OVERVIEW


FEC's operating revenues for the quarter ended March 31, 1994, as compared with same period 1993 reflect an increase of $14.4 million or 32.7%. In the first quarter 1994, transportation revenues remained at the same level as first quarter 1993 or $40.2 million. Realty revenues increased from $3.8 million in the first quarter 1993 to $18.2 million in the first quarter 1994, but included in the 1994 realty revenues were sales of realty property of $13.7 million. Discounting the sales of realty property, 1994 realty revenues increased by $.7 million or 18.4% over first quarter 1993 realty revenues. Operating expenses in the 1994 first quarter reflect an increase of 1.6% or $.6 million when compared to 1993's first quarter. Operating profits increased $13.8 million in the first quarter 1994 when compared to first quarter 1993.



                             ANALYSIS


Revenues - When comparing the first quarter 1994 transportation revenues with the same period 1993, the 1994 transportation revenues remained relatively flat. However, comparable 1993 figures included some traffic attributable to rebuilding after Hurricane Andrew. This traffic steadily declined during the final three quarters of 1993 and is no longer a factor in revenue comparisons.

Realty revenues for the comparative quarters reflected increased first quarter 1994 revenues of $14.4 million of which $13.7 million represents the sales of realty properties. Of the $13.7 million, $11.3 million represents a condemnation of realty properties by the State of Florida. Rental income from buildings totaled $4.5 million in the first quarter 1994 versus $3.8 million in first quarter 1993.

Operating Expenses - Operating expenses in the first quarter 1994 reflect an increase of 1.6% or $.6 million as compared to the same period in 1993. Operating expenses in first quarter 1994, when compared to first quarter 1993, decreased by $1.2 million or 3.8% for transportation and increased by $1.1 million or 37.6% for realty. General and administrative operating expenses increased by $.6 million or 14.8%.

Other Income - Interest income in first quarter 1994 reflects the continuing low rates available on quality interest earning securities.

Net Income - Of the $14.2 million net income, $6.7 million is related to the sale of realty property to State of Florida.



                   LIQUIDITY AND CAPITAL RESOURCES


FEC's principal sources of liquidity include cash generated by operations; earnings on invested cash; and earnings on its investment portfolio, consisting largely of U.S. Treasury securities with maturities less than twelve months.


Current cash generations are used for capital expenditures in the Transportation and Realty sectors and in payment of dividends.
The investment portfolio is informally dedicated to major real estate development.


Cash and short-term investments increased $6.5 million to $38.9 million at March 31, 1994, from $32.4 million at year-end 1993. The investment portfolio increased $.1 million to $66.3 million at March 31, 1994, from $66.2 million at year-end 1993. The Company's working capital position changed from a ratio of
2.17 to 1.00 at year-end 1993 to a ratio of 2.37 to 1.00 at March 31, 1994.


There was no significant change in debt, reserves or other liabilities during the three-month period and authorized capital projects at March 31, 1994, remained relatively unchanged from the approximately $33.4 million authorized and outstanding at December 31, 1993, which is to be financed from operating cash.

                   PART II - OTHER INFORMATION


Item 1.         Legal Proceedings

                No change from 10-K for the year ended
                December 31, 1993.


Item 5.         Other Information

                The Company is not aware of any other matters of significance to be reported hereunder.



                       SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          FLORIDA EAST COAST INDUSTRIES, INC.
                                     (Registrant)



Date:  May 5, 1994                 /s/ T. Neal Smith
                          ________________________________
                               Vice President & Secretary




Date:  May 5, 1994              /s/ J.R. Yastrzemski
                          _________________________________
                                      Comptroller