Form 10-Q
period 1994-06-30
FLORIDA EAST COAST INDUSTRIES INC
filed 1994-08-09
CIK 740796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                           Form 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

               For the period ended June 30, 1994

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


                           N O N E
Former name, former address, and former fiscal year, if changed since last report)

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

           Class                 Outstanding at June 30, 1994
Common Stock, $6.25 par value           9,000,000 shares

                   FLORIDA EAST COAST INDUSTRIES, INC.
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                          (Dollars in Thousands)


                                          June        December
                                          1994          1993
                                       (Unaudited)
                                       ----------   -----------

 ASSETS

Current assets:
Cash and cash equivalents               $  6,858     $ 14,438
Short-term investments                    18,341       18,009
Accounts receivable, net                  27,274       27,879
Materials and supplies                    13,150       11,974
Other                                      6,178        6,676
                                        --------     --------
        Total current assets              71,801       78,976

Other investments                         76,888       66,233

Properties, less accumulated
 depreciation and amortization           552,438      535,976

Other assets and deferred charges         10,737       10,904
                                        --------     --------
                                        $711,864     $692,089
                                        ========     ========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Accounts payable                        $ 22,658     $ 21,891
Income taxes                                   0            0
Estimated property taxes                   4,935        4,665
Accrued casualty and other reserves        6,900        7,680
Other accrued liabilities                    988        2,188
                                        --------     --------
     Total current liabilities            35,481       36,424

Deferred income taxes                    129,746      126,164

Reserves and other long-term liabilities   7,351        6,463

Shareholders' equity:
  Common stock, $6.25 par value; 9,360,000
  shares authorized; 9,271,361 shares
  issued and outstanding                  57,946       57,946
  Capital surplus                            101          101
  Retained earnings                      494,333      476,808
  Net unrealized gain (loss) on debt
    and marketable equity securities        (386)         891
  Less:
    Treasury stock at cost
     (271,361 shares)                    (12,708)     (12,708)
                                        --------     --------
       Total shareholders' equity        539,286      523,038
                                        --------     --------
                                        $711,864     $692,089
                                        ========     ========

                         (See accompanying notes)

                    FLORIDA EAST COAST INDUSTRIES, INC.
                     CONSOLIDATED CONDENSED STATEMENTS
                      OF INCOME AND RETAINED EARNINGS
             (Dollars in Thousands Except Per Share Amounts)
                                (Unaudited)


                                        THREE MONTHS          SIX MONTHS
                                        ENDED JUNE 30        ENDED JUNE 30
                                       1994       1993      1994       1993
                                    ---------------------------------------
OPERATING REVENUES:
  Transportation                    $ 41,528  $ 40,036   $ 81,700  $ 80,235
  Realty                               5,154     5,606     23,392     9,426
                                    --------  --------   --------  --------
     Total revenues                   46,682    45,642    105,092    89,661

OPERATING EXPENSES:
  Transportation                      29,967    30,816     59,381    61,389
  Realty                               4,149     3,247      8,354     6,303
  General and Administrative           4,305     4,739      8,914     8,753
                                    --------   -------   --------  --------
     Total expenses                   38,421    38,802     76,649    76,445

Operating profit                       8,261     6,840     28,443    13,216

OTHER INCOME (EXPENSE):
  Dividends                               76        78        161       151
  Interest income                        909       976      1,985     1,978
  Interest expense                         0    (1,461)         0    (1,461)
  Gains on sales and other disposition
   of properties                           0       119        317       521
  Other (net)                              7       327        245       501
                                    --------   -------   --------  --------
   Total other income (expense)          992        39      2,708     1,690

Income before income taxes and
 cumulative effect of change in
 accounting principle                  9,253     6,879     31,151    14,906

INCOME TAXES:
 Current                               4,159     2,408      7,442     4,264
 Deferred                                (25)       51      4,384     1,093
                                    --------   -------   --------  --------
  Total income taxes                   4,134     2,459     11,826     5,357

Income before cumulative effect of
 change in accounting principle        5,119     4,420     19,325     9,549
Cumulative effect of change in
 accounting principle for income taxes     0         0          0     1,504
                                    --------   -------   --------  --------
Net income                          $  5,119   $ 4,420   $ 19,325  $ 11,053

Retained earnings:
 Balance at beginning of period      490,114    463,858   476,808   458,125
 Cash dividends                         (900)      (900)   (1,800)   (1,800)
                                    --------   --------  --------  --------
Balance at end of period            $494,333   $467,378  $494,333  $467,378
                                    ========   ========  ========  ========

Per Share Data:
 Cash dividends                     $   0.10   $   0.10  $   0.20  $   0.20
                                    ========   ========  ========  ========
 Income before cumulative effect of
  change in accounting principle $ 0.57 $ 0.49 $ 2.15 $ 1.06 Cumulative effect of change in accounting principle for
  income taxes                          0.00       0.00      0.00      0.17
                                    --------   --------  --------  --------
  Net income                        $   0.57   $   0.49  $   2.15  $   1.23
                                    ========   ========  ========  ========
                          (See accompanying notes)

                         FLORIDA EAST COAST INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in Thousands)
                                     (Unaudited)

                                                  SIX MONTHS ENDED JUNE 30

                                                     1994            1993
                                                     ----            ----
Cash flows from operating activities:
 Net income                                       $19,325         $11,053
 Adjustments to reconcile net income
  to cash generated:
  Cumulative effect of a change in
   accounting principle                                 0          (1,504)
  Depreciation and amortization                    10,638          10,030
  Gain on disposition of assets                      (317)           (521)
  Deferred taxes                                    4,384           1,093
  Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable, net    605           3,807
   (Increase) decrease in other current assets       (678)          1,056
   Decrease (increase) in other assets and
     deferred charges                                 167            (260)
   Increase (decrease) in accounts payable            767          (2,658)
   Increase (decrease) in income taxes payable          0             894
   Increase (decrease) in estimated property taxes    270           5,833
   (Decrease) increase in other current liabilities(1,980)            444
   Increase (decrease) in reserves and other
     long-term liabilities                            888            (168)
                                                   ------          ------
Net cash generated by operating activities         34,069          29,099

Cash flows from investing activities:
 Purchases of properties                          (27,100)        (27,098)
 Purchases of investments                         (46,587)        (38,306)
 Maturities and redemption of investments          33,527          36,609
 Proceeds from disposition of assets                  311           2,381
                                                  -------         -------
Net cash used in investing activities             (39,849)        (26,414)

Cash flows from financing activities:
 Payment of dividends                              (1,800)         (1,800)
                                                  -------         -------
Net cash used in financing activities              (1,800)         (1,800)

Net increase (decrease) in cash
 and cash equivalents                              (7,580)            885
Cash and cash equivalents at beginning of period   14,438          12,132
                                                  -------         -------
Cash and cash equivalents at end of period        $ 6,858         $13,017
                                                  =======         =======
Supplemental disclosure of cash flow information:
 Cash paid during the period for income taxes     $ 8,237         $ 2,300
                                                  =======         =======

                            (See accompanying notes)

               FLORIDA EAST COAST INDUSTRIES, INC.
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     (Dollars in thousands)
                         (Unaudited)



1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of June 30, 1994, and December 31, 1993, and the results of operations and cash flows for the three month and six month periods ended June 30, 1994, and June 30, 1993.


2.   The results of operations for the three months ended June
     30, 1994, and 1993, are not necessarily indicative of the results that may be expected for the full year.


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

     It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position or liquidity of the Company in any one period. As of June 30, 1994, and December 31, 1993, the aggregate environmental related accruals were $3,500,000. Environmental liabilities are paid over an extended period, and the timing of such payments cannot be predicted with any confidence.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
     CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       RESULTS OF OPERATIONS


Transportation revenues for the 1994 second quarter and six-month period reflect net increases of 3.7% and 1.8%, respectively, when compared to 1993. Transportation revenues for the second quarter 1994 reflect an increase of 3.4% from first quarter 1994. An analysis of the details supporting the above is as follows:

1.  Comparing rail traffic volumes for six-month periods 1994 versus 1993:

    Carloads Rock                        10.9% increase
    Intermodal Units                      2.3% decrease
    Carloads Automobiles                   .2% decrease
    All Other Carloads                    1.7% increase

2. Comparing rail traffic volumes for second quarter 1994 versus second quarter 1993:

    Carloads Rock                        10.1% increase
    Intermodal Units                      1.3% increase
    Carloads Automobiles                  3.5% increase
    All Other Carloads                    1.9% increase

3. Comparing rail traffic volumes for second quarter 1994 versus first quarter 1994:

    Carloads Rock                        13.2% increase
    Intermodal Units                      2.7% increase
    Carloads Automobiles                  2.2% increase
    All Other Carloads                    7.0% decrease

As reflected by the above comparisons, the volume of rock shipments in the first six months of 1994 increased by 10.9% or 4,450 shipments over the same period in 1993. Second quarter 1994 indicates an increase of 10.1% or 2,203 shipments and 13.2% or 2,806 shipments over second quarter 1993 and first quarter 1994, respectively. These increases can be attributed to the general improvement in economy and the normal increase in rock traffic during the second quarter. Intermodal units decreased 2.3% or 3,750 units through June 30, 1994, increased 1.3% or 1,026 units for the second quarter 1994 when compared to the same period in 1993, and increased 2.7% or 2,100 units in the second quarter when compared to the first quarter 1994.

Automobile traffic decreased by .2% or 21 carloads in the first six months of 1994 compared to the first six months of 1993. Automobile traffic increased 3.5% or 149 carloads in second quarter 1994 compared to second quarter 1993 and 2.2% or 92 carloads increase from first quarter to second quarter 1994 which represents the seasonal upswing in this type of traffic. When comparing the first six months of 1994 with 1993, all other traffic increased by 1.7% or 284 shipments. This traffic also increased 1.9% or 153 shipments in the second quarter 1994 compared to the second quarter 1993, but declined by 7% or 610 shipments when compared to the first quarter 1994. This decrease during the second quarter is reflective of past year trends.

Realty revenues for the six months ended June 30, 1994, and the second quarter 1994 reflected an increase of $14.0 million and a decrease of $.5 million, respectively, when compared to the same period in 1993. This increase of $14.0 million is primarily attributable to an unusually large sale of realty property to the State of Florida through condemnation for approximately $11.3 million in the first quarter 1994. However, rental income increased $1.5 million for the six months ending June 30, 1994, compared to same period 1993 and $.8 million for the second quarter 1994 when compared to second quarter 1993 because of the additional square footage which became available for lease during those periods.

Operating expenses for the second quarter 1994 increased $.2 million or .5% from $38.2 million in first quarter to $38.4 million in second quarter. The following table sets forth the major areas of expense for the two periods:


                                          1994           1994
                                         Second         First      Increase
           (in millions)                 Quarter       Quarter    (Decrease)
           -------------                 -------       -------    ----------

Labor (including fringe benefits)         $16.2         $16.2       $-----
Fuel                                        2.4           2.4        -----
Material and supplies                       2.8           2.7          .1
Equipment rents                             1.4           1.4        -----
Depreciation                                5.3           5.3        -----
Property taxes                              2.5           2.4          .1
Other                                       7.8           7.8        -----
                                          -----         -----       -------
                                          $38.4         $38.2       $  .2
                                          -----         -----       -------

Operating expense for the first six months of 1994 increased $.2 million to $76.6 million as compared to $76.4 million recorded in the first six months of 1993. The following table sets forth the major areas of expense for the two periods:

                                        First Half   First Half   Increase
           (in millions)                   1994         1993*    (Decrease)

Labor (including fringe benefits)         $32.4        $32.3       $   .1
Fuel                                        4.8          5.2          (.4)
Material and supplies                       5.5          7.0         (1.5)
Equipment rents                             2.8          3.7          (.9)
Depreciation                               10.6         10.0           .6
Property taxes                              4.9          4.4           .5
Other                                      15.6         13.8          1.8
                                          -----        -----       -------
                                          $76.6        $76.4       $   .2
                                          -----        -----       -------

*Note:  1993 expenses reclassified in 1994 for comparison purposes.

Other income for the second quarter 1994 compared to the second quarter 1993 and the six months ending June 30, 1994, reflects an increase of $1.0 million primarily because of $1.5 million accrual for interest expense on property taxes in 1993. The interest accrual of $1.5 million was the result of an adverse ruling against the Company in the property tax case challenging the "unit assessment procedures" used by the State of Florida for assessing the railroad's property values for tax purposes, with a favorable settlement reached in the third quarter of 1993.


                   LIQUIDITY AND CAPITAL RESOURCES


FEC's principal sources of liquidity include cash generated by operations, earnings on invested cash, and earnings on its investment portfolio, consisting largely of U.S. Treasury securities for its short-term investments and approximately $35 million being actively managed in other diversified investment funds.

Current cash generations are used for capital expenditures in the Transportation and Realty sectors and in payment of dividends.
The investment portfolios are informally dedicated to major real estate development.

Cash and short-term investments decreased $7.2 million to $25.2 million at June 30, 1994, from $32.4 million at year-end 1993.
The investment portfolio increased $10.7 million to $76.9 million at June 30, 1994, from $66.2 million at year-end 1993.
The Company's working capital position changed from a ratio of
2.17 to 1.00 at year-end 1993 to a ratio of 2.37 March 31, 1994, and to a ratio of 2.02 at June 30, 1994.

There were no significant changes in debt, reserves or other liabilities during the six-months period. Authorized capital projects at June 30, 1994, decreased to approximately $30.8 million authorized and outstanding from $33.4 million as of December 31, 1993.

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



                          FLORIDA EAST COAST INDUSTRIES, INC.
                                     (Registrant)



Date:  August 5, 1994                 /s/ T. Neal Smith
                          ________________________________
                               Vice President & Secretary




Date:  August 5, 1994              /s/ J.R. Yastrzemski
                          _________________________________
                                      Comptroller