Form 10-Q
period 1994-09-30
FLORIDA EAST COAST INDUSTRIES INC
filed 1994-11-07
CIK 740796

UNITED STATES
                           SECURITIES EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                      For the period ended September 30, 1994

Commission File Number 2-89530

                        FLORIDA EAST COAST INDUSTRIES, INC.
              (Exact name of Registrant as specified in its charter)

            FLORIDA                                        59-2349968
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                            Identification No.)

1650 Prudential Drive, Jacksonville, FL                    32201-1380
(Address of principal executive offices)                   (Zip Code)

    Registrant's telephone number, including area code - (904) 396-6600

                                     N O N E
   (Former name, former address, and former fiscal year, if changed since last report).

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

            Class                              Outstanding at September 30, 1994
Common Stock, $6.25 par value                           9,000,000 shares

                    FLORIDA EAST COAST INDUSTRIES, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                         (Dollars in Thousands)

                                                     SEPTEMBER      DECEMBER
                                                       1994           1993
                                                    (Unaudited)
                                  ASSETS
Current assets:

 Cash and cash equivalents                          $  9,976       $ 14,438
 Short-term investments                               18,347         18,009
 Accounts receivable, net                             25,579         27,879
 Materials and supplies                               12,109         11,974
 Other                                                 6,282          6,676
                                                    --------       --------
   Total current assets                               72,293         78,976

Other investments                                     80,724         66,233

Properties, less accumulated depreciation and
 amortization                                        554,762        535,976

Other assets and deferred charges                     12,460         10,904
                                                    --------       --------
                                                    $720,239       $692,089
                                                    ========       ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

 Accounts payable                                   $ 21,472       $ 21,891
 Income taxes                                            598              0
 Estimated property taxes                              7,747          4,665
 Accrued casualty and other reserves                   6,250          7,680
 Other accrued liabilities                             1,377          2,188
                                                    --------       --------
   Total current liabilities                          37,444         36,424

Deferred income taxes                                130,307        126,164

Reserves and other long-term liabilities               7,208          6,463

Shareholders' equity:
 Common stock, $6.25 par value; 9,360,000 shares
  authorized; 9,271,361 shares issued and outstanding 57,946         57,946
 Capital surplus                                         101            101
 Retained earnings                                   500,144        476,808
 Net unrealized gain (loss) on debt and equity
  marketable securities                                 (203)           891
 Less:
  Treasury stock at cost (271,361 shares)            (12,708)       (12,708)
                                                    --------       --------
Total shareholders' equity                           545,280        523,038
                                                    --------       --------
                                                    $720,239       $692,089
                                                    ========       ========

                              (See accompanying notes)

                      FLORIDA EAST COAST INDUSTRIES, INC.
         CONSOLIDATED CONDENSED STATEMENT OF INCOME AND RETAINED EARNINGS
              (Dollars in Thousands Except Per Share Amounts)
                                 (Unaudited)

                                          THREE MONTHS          NINE MONTHS
                                         ENDED SEPT. 30        ENDED SEPT. 30
                                        1994        1993      1994       1993
OPERATING REVENUES:
 Transportation                       $ 40,387   $ 39,726   $122,087   $119,961
 Realty-Land Sales                           2          0     13,908      1,656
       -Rents & Other                    5,340      4,165     14,826     11,935
                                      --------   --------   --------   --------
  Total revenues                        45,729     43,891    150,821    133,552

OPERATING EXPENSES:
 Transportation                         31,171     26,391     90,552     87,780
 Realty                                  4,106      3,610     12,460      9,913
 General and Administrative              3,887      3,907     12,801     12,660
                                      --------   --------   --------   --------
  Total expenses                        39,164     33,908    115,813    110,353

Operating profit                         6,565      9,983     35,008     23,199

OTHER INCOME (EXPENSE):
 Dividends                                  77         75        238        226
 Interest income                         1,430      1,069      3,415      3,047
 Interest expense                            0        832          0       (630)
 Gains on sales and other
  disposition of properties              1,824          0      2,140        522
 Other (net)                               116        210        361        710
                                      --------   --------   --------   --------
   Total other income (expense)          3,447      2,186      6,154      3,875

Income before income taxes and cumulative
 effect of change in accounting
 principle                              10,012     12,169     41,162     27,074

INCOME TAXES:
 Current                                 2,854      4,535     10,296      8,799
 Deferred                                  446      3,175      4,830      4,267
                                      --------   --------   --------   --------
   Total income taxes                    3,300      7,710     15,126     13,066

Income before cumulative effect of change
 in accounting principle                 6,712      4,459     26,036     14,008

Cumulative effect of change in accounting
 principle for income taxes                  0          0          0      1,504
                                      --------   --------   --------   --------
Net income                            $  6,712   $  4,459   $ 26,036   $ 15,512

Retained earnings:
 Balance at beginning of period        494,332    467,378    476,808    458,125
 Cash dividends                           (900)      (900)    (2,700)    (2,700)
                                      --------   --------   --------   --------
 Balance at end of period             $500,144   $470,937   $500,144   $470,937
                                      ========   ========   ========   ========
Per share data:
 Cash dividends                       $   0.10   $   0.10   $   0.30   $   0.30
                                      ========   ========   ========   ========
 Income before cumulative effect of
  change in accounting principle      $   0.75   $   0.50   $   2.90   $   1.56

 Cumulative effect of change in accounting
  principle for income taxes                 0          0          0        .17
                                      --------   --------   --------   --------
 Net income                           $   0.75   $   0.50   $   2.90   $   1.73
                                      ========   ========   ========   ========

                               (See accompanying notes)

                          FLORIDA EAST COAST INDUSTRIES, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Dollars in Thousands)
                                     (Unaudited)

                                                    NINE MONTHS ENDED SEPT. 30

                                                      1994             1993
                                                     ------           ------
Cash flows from operating activities:
 Net income                                         $26,036          $15,512
 Adjustments to reconcile net income
  to cash generated:
  Cumulative effect of a change in accounting
   principle                                              0           (1,504)
  Depreciation and amortization                      16,042           15,137
  Gain on sales and other dispositions of assets     (2,140)            (522)
  Deferred taxes                                      4,830            4,267
  Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable, net    2,165            3,838
   Decrease (increase) in other current assets          394              482
   (Increase) decrease in other assets and
    deferred charges                                 (1,556)            (256)
   (Decrease) increase in accounts payable             (419)          (1,626)
   Increase (decrease) in income taxes payable          598            1,207
   Increase (decrease) in estimated property taxes    3,082            4,183
   (Decrease) increase in other current liabilities  (2,241)             129
   Increase (decrease) in reserves and other
    long-term liabilities                               745              146
                                                    -------          -------
Net cash generated by operating activities           47,536           40,993

Cash flows from investing activities:
 Purchases of properties                            (39,440)         (44,983)
 Purchases of investments                           (58,220)         (55,677)
 Maturities and redemption of investments            43,085           50,345
 Proceeds from disposition of assets                  5,277            7,563
                                                    -------          -------
Net cash used in investing activities               (49,298)         (42,752)

Cash flows from financing activities:
 Payment of dividends                                (2,700)          (2,700)
                                                    -------          -------
Net cash used in financing activities                (2,700)          (2,700)

Net increase (decrease) in cash and cash equivalents (4,462)          (4,459)
Cash and cash equivalents at beginning of period     14,438           12,132
                                                    -------          -------
Cash and cash equivalents at end of period          $ 9,976          $ 7,673
                                                    =======          =======
Supplemental disclosure of cash flow information:
 Cash paid during the period for income taxes       $10,517          $ 6,576
                                                    =======          =======

                             (See accompanying notes)

                       FLORIDA EAST COAST INDUSTRIES, INC.
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (Dollars in Thousands)
                                   (Unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of September 30, 1994, and December 31, 1993, and the results of operations and cash flows for the three month and nine month periods ended September 30, 1994, and September 30, 1993.

2. The results of operations for the nine months ended September 30, 1994, and 1993, are not necessarily indicative of the results that may be expected for the full year.

3. The Company has retained certain self-insurance risks with respect to losses for third-party liability, property damage, and group health insurance coverage provided employees. The Company is the defendant and paintiff in various lawsuits resulting from its operations. In the opinion of management, adequate provision has been made in the financial statements for the estimated liability which may result from disposition of such lawsuits.

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

    It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position or liquidity of the Company in any one period. As of September 30, 1994, and December 31, 1993, the aggregate environmental related accruals were $3,500,000. Environmental liabilities are paid over an extended period, and the timing of such payments cannot be predicted with any confidence.

4. Certain prior year data has been reclassified to conform to the current presentation.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
        CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          RESULTS OF OPERATIONS

Transportation revenues for the 1994 third quarter and nine-month period reflected net increases of 1.7% and 1.8%, respectively, when compared to 1993. Transportation revenues for the third quarter 1994 reflected a decrease of 2.7% from second quarter 1994. An analysis of the details supporting the above is as follows:

1.  Comparing rail traffic volumes for nine-month periods 1994 versus 1993:

    Carloads Rock                                     8.9% increase
    Intermodal Units                                  1.3% decrease
    Carloads Automobiles                              1.2% decrease
    All Other Carloads                                2.0% increase

2. Comparing rail traffic volumes for third quarter 1994 versus third quarter 1993:

    Carloads Rock                                     5.1% increase
    Intermodal Units                                   .8% increase
    Carloads Automobiles                              3.3% decrease
    All Other Carloads                                2.7% increase

3. Comparing rail traffic volumes for third quarter 1994 versus second quarter 1994:

    Carloads Rock                                     6.0% decrease
    Intermodal Units                                   .6% decrease
    Carloads Automobiles                             11.9% decrease
    All Other Carloads                                7.0% decrease

The volume of rock shipments in the first nine months of 1994 increased by 8.9% or 5,539 shipments over the same period in 1993. The trend during the first nine months has been a positive reflection of road construction, airport projects, and an increase in commercial/residential building. The third quarter 1994 indicated an increase of 5.1% or 1,089 shipments over the third quarter 1993. When comparing the third quarter 1994 with the second quarter 1994, rock shipments decreased 6.0% or 1,445 shipments. This decrease in the third quarter 1994 versus second quarter is representative of the past history in rock shipments.

Intermodal units decreased 1.3% or 3,113 units for the first nine months of 1994 when compared to the first nine months of 1993. The decrease of 1.3% in intermodal traffic for the first nine months of 1994 compared to 1993 was the result of inclement weather, the Teamsters strike in April, and the loss of intermodal traffic to barge competition between Charleston and Savannah to Miami. The number of intermodal units increased by .8% or 637 units in the third quarter 1994 compared to third quarter 1993, and decreased by .6% or 483 units when comparing third quarter 1994 with second quarter 1994. The increase of .8% in intermodal traffic for the third quarter 1994 compared to 1993 was the positive result of the northbound traffic to connecting carriers and the intrastate intermodal traffic. These positive results were offset by the decrease in intermodal traffic received from connecting carriers. This decrease in intermodal traffic was the result of business fluctuations and the loss of approximately 100 trailers per month from General Motors of Canada.

Automotive traffic decreased by 1.2% or 154 shipments in the first nine months of 1994 over 1993, and 3.3% or 133 shipments when comparing third quarter 1994 with third quarter 1993. The decrease of 1.2% was attributable to the loss of auto parts for switching movement to South Jacksonville for General
Motors. Automobile shipments during this same period increased by .005% over 1993. When comparing third quarter 1994 to second quarter 1994, automotive shipments declined 11.9% or 521 shipments.

Other traffic excluding intermodal, rock, and automotive shipments increased 2.0% or 484 shipments for the first nine months of 1994 over 1993. This type of traffic increased 2.7% or 200 shipments when comparing third quarter 1994 with third quarter 1993, and decreased 7.0% or 574 shipments when comparing third quarter 1994 with second quarter 1994. This decrease was indicative of the historical adjustments in this type of traffic during the third quarter.

Realty revenues for the nine months ended September 30, 1994, reflected an increase of $15.1 million when compared with same period in 1993. Included in this increase of $15.1 million is the sale of realty property in the first quarter of 1994 for $11.3 million to the State of Florida through condemnation procedure. Comparing the third quarter 1994 with third quarter 1993, realty revenues increased $1.2 million or 28.3%, and increased by $.2 million or 3.6% when comparing third quarter 1994 with second quarter 1994. Realty revenues on building and warehouse leases increased by $2.9 million in the first nine months of 1994 over same period in 1993, and increased by $1.4 million in the third quarter 1994 when compared to third quarter 1993.

Operating expenses for the third quarter 1994 increased $.8 million or 2.1% from $38.4 million in second quarter to $39.2 million in third quarter. Property taxes increased in third quarter 1994 from second quarter 1994 by $.4 million. This increase primarily reflected the increase in the ad valorem tax accrual for 1994. The Company is in the process of filing with the Court its exceptions to the 1994 property assessments by the State of Florida. The increase in other expenses of $1.6 million included an increase of $1.3 million primarily represented by the personal injury accruals for the third quarter 1994. The following table sets forth the major areas of expense for the two periods:

                                               1994        1994
                                              Third       Second    Increase
            (in millions)                    Quarter     Quarter   (Decrease)
          ----------------                   -------     -------   ----------

Labor (including fringe benefits)             $15.3       $16.2      $(.9)
Fuel                                            2.4         2.4       ----
Material and supplies                           2.6         2.8       (.2)
Equipment rents                                 1.2         1.4       (.2)
Depreciation                                    5.4         5.3        .1
Property taxes                                  2.9         2.5        .4
Other                                           9.4         7.8       1.6
                                             -------     -------   ---------
                                              $39.2       $38.4     $  .8
                                             -------     -------   ---------

Operating expenses for the first nine months of 1994 increased by $5.5 million from $110.3 million recorded in the first nine months of 1993 to $ll5.8 million recorded in the first nine months of 1994. This increase of $5.5 million was primarily attributed to an increase of $4.3 million in property tax accruals, an increase of $1.8 million in casualty and insurance, and a decrease in interest expense of $.6 million in the third quarter 1993, brought about by the favorable settlement of the ad valorem tax case with the State of Florida. The increase of $4.3 million in property tax accruals for the first nine months of 1994 compared to 1993 was attributed to the combination of the reduction of the ad valorem tax accruals in the third quarter 1993 resulting from the favorable settlement with the State of Florida as mentioned above and the increase in the 1994 tax assessments, which are under protest by the Company.

                                         Nine Months   Nine Months  Increase
             (in millions)                  1994          1993     (Decrease)
             -------------               -----------   ----------- ----------
Labor (including fringe benefits)          $ 47.7        $ 48.7      $(1.0)
Fuel                                          7.2           7.7        (.5)
Material and supplies                         8.2           9.5       (1.3)
Equipment Rents                               3.9           5.1       (1.2)
Depreciation                                 16.0          15.1         .9
Property taxes                                7.8           3.5        4.3
Other                                        25.0          20.7        4.3
                                         ----------    ----------- ----------
                                           $115.8        $110.3      $ 5.5
                                         ----------    ----------- ----------

Other income for the third quarter 1994 compared to the third quarter 1993 increased by $1.3 million. This increase was primarily comprised of $1.4 million for gains on sale of realty property and an increase of $.4 million in interest income on investments. Other income for the first nine months of 1994 compared to the first nine months of 1993 increased $2.3 million.

                       LIQUIDITY AND CAPITAL RESOURCES

FEC's principal sources of liquidity include cash generated by operations, earnings on invested cash, and earnings on its investment portfolio, which consists largely of U.S. Treasury securities for its short-term investments and approximately $39.5 million being actively managed in other diversified investment funds.

Current cash generations are used for capital expenditures in the Transportation and Realty sectors and in payment of dividends. The investment portfolio is informally dedicated to major real estate development.

Cash and short-term investments decreased by $4.2 million from $32.5 million at year-end 1993 to $28.3 million at September 30, 1994. The investment portfolio increased by $14.5 million from $66.2 million at year-end 1993 to $80.7 million at September 30, 1994. The Company's working capital position changed from a ratio of 2.17 to 1.00 at year-end 1993 to a ratio of 2.37 to
1.00 at March 31, 1994, to a ratio of 2.02 to 1.00 at June 30, 1994, and to a ratio of 1.93 to 1.00 at September 30, 1994.

There were no significant changes in debt, reserves, or other liabilities during the nine-month period except as previously discussed. Authorized capital projects at September 30, 1994, increased to approximately $36.5 million authorized and outstanding from $33.4 million as of December 31, 1993.

                        PART II - OTHER INFORMATION

Item 1.                         Legal Proceedings
- - -------                         -----------------
                                No change from 10-K for the year ended
                                December 31, 1993, except as previously
                                discussed regarding the ad valorem tax
                                case with the State of Florida.

Item 5.                         Other Information
- - -------                         -----------------
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

                                FLORIDA EAST COAST INDUSTRIES, INC.
                                            (Registrant)

                                s/s T.N. Smith
                                    Vice President & Secretary
                                    Dated November 7, 1994

                                s/s J.R. Yastrzemski
                                    Comptroller
                                    Dated November 7, 1994