Form 10-K
FLORIDA EAST COAST INDUSTRIES INC
filed 1995-03-30
CIK 740796

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1994.

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

Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange on
Title of each class                          which registered
-------------------                      ------------------------
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

                     Yes     X                No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, or to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated into Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Based on the closing sales price of March 10, 1995, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $265,024,714.

The number of shares outstanding of the Registrant's common stock, $6.25 par value, was 9,271,361 at March 10, 1995, with 271,361 shares of treasury stock.

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

Railway was incorporated under the laws of Florida on May 28, 1892, and was reorganized as of January 1, 1961, under original Charter following the period September 1, 1931, to December 31, 1960, during which period it was first in bankruptcy and then under trusteeship. The principal business of Railway is that of common carriage of goods by rail over 442 miles of main and branch line track in the state of Florida. The main line extends 351 miles from Jacksonville to Miami with 91 miles of branch line extending west from Ft. Pierce to Lake Harbor. Railway formerly operated branch lines from Miami to Florida City and from St. Augustine to East Palatka. Service from Miami to Florida City was discontinued in 1988 and was discontinued from St. Augustine to East Palatka in 1989.

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

(b) Registrant is segmented into areas of Transportation (principally by rail) and Realty (real estate ownership, development and management). As result of acquisitions and construction of property by Realty in the period following the 1984 reorganization, Realty became a significant business segment in 1987.

     Consolidated financial information by segments appears as:

                                        1994            1993            1992
                                                   (in thousands)
                                        ----       --------------       ----
Operating Revenues:
  Transportation                      $163,098        $162,318        $156,955
  Realty - Land Sales                   16,100           2,320           5,947
         - Rents & Other                20,346          16,458          12,853

Operating Profit:
  Transportation                      $ 28,506        $ 29,346        $ 23,814
  Realty                                18,049           3,792           6,089

Identifiable Assets:
  Transportation                      $357,670        $352,465        $351,850
  Realty                               251,348         232,068         199,763
  Corporate                            113,476         103,912         118,806

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

Corporate assets are primarily cash and investments accumulated to fund operations and capital requirements of the operating entities, including Realty construction.

(c) Transportation: Registrant owns 100% of the stock of Florida East Coast Railway Company which, in turn, owns 100% of the stock of seven subsidiary corporations, all of which are included in the consolidated Transportation segment and which, considered in the aggregate, do not constitute a significant subsidiary. Of the seven subsidiaries, three are dormant corporations. Third party contractors have assumed the service functions of two of those subsidiaries. Those functions primarily consist of the loading and unloading of automobiles from multilevel rail cars and the loading and unloading of trailers and containers from rail flatcars. The remaining subsidiaries are:

> one common motor carrier primarily engaged in the local drayage of trailers having prior or subsequent rail moves;
> one common motor carrier primarily involved in the movement of trailerload traffic from Alabama, Georgia, and the Carolinas to Railway's Jacksonville facility for subsequent carriage by Railway;
> one company primarily engaged in contract maintenance of railway track for third parties; and
> one company engaged in the manufacture of concrete crossties, concrete grade crossings, and other concrete products principally for sale to Railway, and in the manufacture of concrete light poles for sale to utilities and others.

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

Railway is considered generally as a terminating railroad, meaning that there is little or no rail traffic received from one carrier and delivered to another. A significant portion of traffic handled is received from rail connections, CSX Transportation, and Norfolk Southern Railway at Jacksonville, with terminating points on Railway's line, whereas a less significant portion is forwarded to those connections for destinations outside Florida. Railway has, in recent years, experienced continuing growth in traffic originating and terminating at points on its own line, and this local traffic is now generating in excess of 44% of rail traffic revenues.

Realty: Registrant owns 100% of the stock of Gran Central Corporation which, in turn, owns 100% of the stock of one subsidiary corporation, which is included in the consolidated Realty segment and which, considered in the aggregate, does not constitute a significant subsidiary. The one subsidiary is a corporation leasing and operating a trailer park owned by Gran Central Corporation in Miami.

Realty is engaged in the management of leases of its real property; the development, lease, and sales of its property; and general management of all real property included in the consolidated financials. Realty is in competition with other developers and brokers throughout its operating area.

As of December 31, 1994, Registrant and its subsidiaries employed approximately 1,050 employees with approximately 734 of them covered by collective bargaining agreements. Registrant employed 23 of the total, Realty employed 23, and Transportation employed the balance.

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

Transportation physical plant (i.e., track structure, shops, and office buildings) is in excellent condition and includes 351 miles of main track, 91 miles of branch line track, 157 miles of yard switching track, and 184 miles of other tracks, including second main and passing tracks. The main track is generally constructed of 132# rail and other track materials on concrete crossties providing a track structure meeting the needs of today's heavy traffic loads. Certain of the branch line and yard tracks, though in good physical condition, are constructed of materials lighter than the 112# and 115# rail deemed necessary for this trackage, and programs are currently under way to re-lay these tracks with the heavier materials. These programs may be expected to extend several years into the future.

Transportation owns 79 diesel electric locomotives, approximately 2,801 freight cars, approximately 97 tractors, and 1,534 trailers for highway revenue service, numerous pieces of rail-mounted and non-rail-mounted work equipment, and numerous automotive vehicles used in maintenance and transportation operations. All equipment owned is in good physical condition.

Realty - Realty owned and managed approximately 19,295 acres of land at year-end 1994, including approximately 1,430 acres owned by Transportation but not required for operations. These properties are held for lease, development, and/or sale, and have a situs in thirteen counties of the state of Florida as follows:

Duval                 1,530 acres
St. Johns             3,530   "
Flagler               3,460   "
Volusia               3,560   "
Brevard               2,810   "
Indian River              5   "
St. Lucie               610   "
Martin                  660   "
Palm Beach              300   "
Broward                  50   "
Dade                  1,700   "
Manatee                 900   "
Putnam                  180   "
                     ----------
Total                19,295   "

Realty also owned at year-end 1994 forty-six (46) buildings as detailed below:

                  No. of                      Rentable    Year
Location          Bldgs.   Type               Square Ft.  Built
--------          ------   ----               ----------  -----
duPont Center
Jacksonville, FL    2      Offices            144,000    1987/88

Barnett Plaza
Jacksonville, FL    1      Office              59,000    1982

Gran Park at
Interstate South
Jacksonville, FL    6      Office/Showroom/
                           Warehouses         260,000    1987/89

Gran Park at the    2      Office/Showroom/
Avenues                    Warehouses         101,000    1992
Jacksonville, FL    2      Offices            145,000    1992/93
                    1      Office/Warehouse   139,000    1994

Gran Park at
Melbourne           1      Office/Showroom/
Melbourne, FL              Warehouse           28,000    1989

Gran Park at        1      Office/Showroom/
Riviera Beach, FL          Warehouse           62,000    1987
                    2      Rail Warehouses    176,000    1982/87
Lewis Terminals     4      Cross Docks         75,000    1987/91

Gran Park-McCahill
Miami, FL           2      Rail Warehouses    468,000    1992/94

Gran Park at Miami  5      Office/Showroom/
Miami, FL                  Warehouses         368,000    1988/90/92/94
                    4      Office/Warehouses  382,000    1990/91/92/93
                    4      Rail Warehouses    398,000    1989/90/93/94
                    5      Front Load
                           Warehouses         604,000    1991/92/93
                    1      Double Front Load
                           Warehouse          239,000    1993
                    1      Office Service
                           Center              41,000    1994

Hialeah, FL         1      Cross Dock          20,000    1987

Pompano Beach, FL   1      Rail Warehouse      54,000    1987
                   --                       ---------
TOTALS             46                       3,763,000

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

ITEM 3.  LEGAL PROCEEDINGS

The Registrant, through its Transportation subsidiary, Florida East Coast Railway (Railway), was involved in a legal action versus CSX Transportation, Inc. (CSXT), alleging, in part, violations of a 1978 Agreement between CSXT and Railway and, in part, violations of the Sherman Act. The complaint alleged that CSXT had, by its actions, placed the Railway in a position such that it could not fairly compete with CSXT for certain carload traffic destined to or from South Florida points served by the two railroads. In early 1992, CSXT petitioned the ICC to reopen the merger proceedings for the purpose of eliminating the merger conditions set down by the ICC in the 1967 merger of ACL/SAL Railroads. Under the conditions set by the ICC prior to merger, the merged company, CSXT, was required to cooperate with the Railway in matters of rates, routes, and service in a fashion allowing Railway to compete effectively with CSXT on traffic to and from West Palm Beach southward. A tentative Order by the U.S. District Court dated February 19, 1993, found that contract rates were included in the 1978 Agreements, but that CSXT could not be required to establish an equal joint-line contract rate since the Court views such action as a form of price-setting which is illegal. As reported in 1993, appeals were made in the U.S. District Court in Chicago and before the Interstate Commerce Commission in Washington. Both actions were resolved in favor of CSXT. These outcomes were not totally unexpected since similar protections for other carriers have been discontinued in the past. Management believes that CSXT is interested in the Railway operating as a viable, independent rail carrier. Therefore, the Railway will not contest this issue further.

The Registrant, also through Railway, is involved in legal actions versus the State of Florida and several counties of the state, in which it was alleged the State, through its "unit assessment procedures," has significantly over-assessed the rail operating properties of Railway for 1994.

The Registrant's Railway is a party to various proceedings before state regulatory agencies relating to environmental issues. In addition, Railway, along with many other companies, has been named a potentially responsible party (PRP) in proceedings under federal statutes for the cleanup of designated Superfund sites at Jacksonville, Florida, and Portsmouth, Virginia.

The assessment of the required responses and remedial costs associated with these sites is extremely complex. Among the variables that management must assess are imprecise engineering estimates, continually evolving governmental standards, potential recoveries from others, including other PRP's, and laws which can impose joint and several liability.

Railway has made an estimate of its likely costs attributable to sites for which its cleanup responsibility is probable, and a liability, therefore, has been recorded. Such liability is not material to the financial position of the Registrant. Railway is not aware of any monetary sanctions to be proposed which, in the aggregate, are likely to exceed $100,000, nor does it believe that corrections will necessitate significant capital outlays or cause material changes in the Registrant's business.

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

         None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

a. Principal market on which Florida East Coast Industries, Inc., common stock is traded: New York Stock Exchange, Symbol: FLA.

b. The table below presents the high and low market prices and dividend information for Florida East Coast Industries, Inc., common shares:

                                    1994
                                    ----
Quarter Ended     Dec. 31    Sept. 30    June 30    March 31
High              $77 5/8    $77 1/4     $72 7/8    $67 1/8
Low               $65 1/2    $65 1/4     $61 7/8    $57 5/8
Dividends         $.10       $.10        $.10       $.10

                                    1993
                                    ----
Quarter Ended     Dec. 31    Sept. 30    June 30    March 31
High              $70 1/4    $62         $51 1/2    $54
Low               $61 1/8    $48 3/8     $46        $48 1/8
Dividends         $.10       $.10        $.10       $.10

c. The total number of holders of record of Florida East Coast Industries, Inc., common stock as of December 31, 1994, was 886.

ITEM 6.  SELECTED FINANCIAL DATA
         (Dollars in thousands except per share amounts)
         (Unaudited)
                                    Years Ended December 31
                               1994           1993           1992
                               ----           ----           ----
Revenues:
  Operating Revenues       $199,544       $181,096       $175,755
  Other Income                9,117          5,103          8,253
  Total                    $208,661       $186,199       $184,008

  Income before cumulative
   effect of change in
   accounting principle    $ 34,605       $ 20,779       $ 24,045
  Cumulative effect of
   change in accounting
   principle for income
   taxes                          0          1,504              0

Net Income                 $ 34,605        $22,283        $24,045

Per Share Data
  Cash Dividend            $   0.40        $  0.40        $  0.40
  Income before cumulative
   effect of change in
   accounting principle    $   3.85        $  2.31        $  2.67
  Cumulative effect of
   change in accounting
   principle for income
   taxes                   $      0        $  0.17        $     0

Net Income Per Common
 Share                     $   3.85        $  2.48        $  2.67

At year-end:
 Total Assets              $722,494       $688,445       $670,419
 Working Capital           $ 39,750       $ 42,552       $ 39,407
 Shareholders' Equity      $552,268       $523,038       $503,464


Revenues:                                     1991         1990
                                              ----         ----
 Operating Revenues                         $166,561     $169,870
 Other Income                                 26,108       20,440
   Total                                    $192,669     $190,310
 Income before cumulative effect of
  change in accounting principle            $ 29,056     $ 31,352
 Cumulative effect of change in
  accounting principle for income
  taxes                                     $      0     $      0

Net Income                                  $ 29,056     $ 31,352

Per Share Data
 Cash Dividend                              $   0.40     $   0.40
 Income before cumulative effect of
  change in accounting principle            $   3.21     $   3.39
 Cumulative effect of change in
  accounting principle for income
  taxes                                     $      0     $      0

Net income Per Common Share                 $   3.21     $   3.39

At year-end:
 Total Assets                               $647,675     $622,835
 Working Capital                            $ 38,476     $ 53,772
 Shareholders' Equity                       $483,020     $469,294


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT DISCUSSION AND ANALYSIS OF INCOME STATEMENTS

     This statement summarizes the Company's consolidated income results for the three-year period ending December 31, 1994. The purpose of this discussion is to provide background information for the figures presented, including the significant events which contributed thereto.

      Operating revenues have increased throughout the three-year period, with increases of $18.4 million or 10.2% when comparing 1994 with 1993 and $5.3 million or 3.0% when comparing 1993 with 1992.

      The 1994 increase in operating revenues of $18.4 million was attributed to an increase of $.8 million in transportation revenues and an increase of $17.7 million in realty revenues. The increase in realty revenues of $17.7 million included sales of realty properties of $16.1 million which included a single sale of realty property in the amount of $11.3 million to the State of Florida via condemnation. When comparing 1993 operating revenues with 1992, operating revenues increased $5.3 million. The 1993 increase was attributed to the $5.4 million increase in transportation revenues with realty revenues remaining at approximately the same level as 1992 at $18.8 million.

     Transportation revenues have remained relatively stable over the past three years with increases of $.8 million or .5% when comparing 1994 to 1993 and $5.4 million or 3.4% when comparing 1993 to 1992. Transportation revenues are derived from four major classifications of traffic: shipments of rock, intermodal (container and trailer shipments), automotive, and other. Below are brief discussions of the volumes shipped in 1994 and the conditions which had an impact on those volumes.

     The adverse weather conditions in the fourth quarter 1994 in South Florida tempered the accelerated volume growth in rock shipments experienced in the first three quarters of 1994. Rock shipments increased 4,645 shipments or 5.6% when comparing 1994 with 1993 and 10,112 shipments or 13.9% when comparing 1993 with 1992. Over the past three years, the traffic trend reflected higher volumes of rock traffic each year due to road and other commercial construction activities.

     Intermodal traffic was adversely affected by weather, union strikes, and intracoastal barge competition between Charleston, Savannah, and Miami. Intermodal shipments decreased by 640 shipments or .2% when comparing 1994 with 1993 and 1,586 shipments or .5% when comparing 1993 with 1992. Over the past three years, high volumes of intermodal traffic were experienced in the first and fourth quarters of each year.

     In 1995, the Company is expanding its scope of operations for transportation services to include Macon, Georgia. The Company will have an intermodal facility at Macon to provide rail transportation service to and from South Florida.

     The Company's automotive traffic showed a modest gain in 1994 resulting from increased automobile sales in South Florida. Automotive traffic increased by 403 shipments or 2.3% when comparing 1994 with 1993, but decreased 373 shipments or 2.1% when comparing 1993 automotive traffic with 1992. In 1994 the Company's second largest automotive customer executed a five-year contract for continued transportation service, and optimism prevails for continued growth in 1995 consistent with the growth in domestic and export activity.
Over the past three years, the trend for automotive traffic indicated peak periods during the fourth quarters.

     When comparing 1994 with 1993, carload traffic other than rock and automotive increased by 2,042 shipments or 6.4%, but decreased 519 shipments or 1.6% when comparing 1993 with 1992. Lumber and plywood reload traffic provided a positive trend in 1994, and the Company expects modest growth in 1995 for this type of traffic. The bulk commodities along with shipments of cement increased in 1994, and the Company projects increases in 1995. The high volume periods for this type of traffic, based on the last three years, was during the first and fourth quarters.

     Realty revenues increased significantly in 1994 to $36.4 million from $18.8 million or an increase of $17.6 million from 1993 and 1992 revenue levels. This increase of $17.6 million is primarily attributable to the increase in the sales of realty property in 1994 of $16.1 million. A single sale of property of $11.3 million to the State of Florida through condemnation proceedings in the first quarter of 1994 comprises the majority of the $17.6 million increase. The remainder of the realty revenues of $20.3 million is attributed primarily to rental income from buildings, warehouses, etc. At year-end 1994, the Company had a total of 3.8 million square feet of space available for lease. Approximately 90% of that 3.8 million square feet was under lease in 1994 as compared to 88% in 1993 and 90% in 1992. The Company expects rental revenue to continue to increase as new space is constructed and added to inventory.

     Under construction at year-end were four new buildings which, upon completion, will add an additional .4 million square feet of leasable space. Since the Company is primarily interested in ongoing development of land for construction of buildings for lease, only occasional realty sales are anticipated.

     Operating expenses in 1994 increased $5.0 million or 3.4% when compared to 1993, and 1993 operating expenses increased $2.1 million or 1.4% when compared to 1992. Several factors contributed to the $5.0 million increase. Comparing 1994 with 1993 operating expenses, decreases were represented by $3.5 million in salaries and wages with the associated fringe benefits which were offset by the increase in purchased services of $2.5 million. These changes are the result of outside contractors providing the loading and unloading of automobiles from multilevel rail cars and the loading and unloading of containers and trailers from flatcars at the TOFC/COFC terminals. The Company's decision to contract the above services to third party contractors was based upon projected savings of approximately $2.0 million annually. Property taxes increased by $3.8 million primarily due to a reduction of property taxes in 1993 of $2.8 million as a result of the favorable settlement of the property tax case with the State of Florida for the tax years 1987 through 1991.

     When comparing 1993 operating expenses with 1992, operating expenses increased $2.1 million. This increase was represented by decreases of $4.2 million in materials and $2.8 million in property taxes. These decreases were offset by increases of $4.0 million in salaries and wages and associated fringe benefits, $1.6 million in depreciation expense, and $3.3 million in other operating expenses.

     Included in the increase of $3.3 million in other expenses was an increase of $1.4 million in casualty and insurance and an increase of $.3 million in environmental. Materials and supplies decreased by $4.2 million resulting primarily from efficiencies achieved in the Maintenance of Way and Maintenance of Equipment Departments by reductions in expenses of $2.7 and $1.1 million, respectively.

     Property taxes decreased by approximately $2.8 million in 1993 brought about by the favorable settlement of the ad valorem tax case with the State of Florida for the years 1987 through 1991.

     Other income for 1994 when compared to 1993 increased $4.0 million. When comparing 1993 with 1992, other income declined $3.2 million. Other income for the three-year period reflects gains on sales and other disposition of properties of $4.0, $.5, and $1.5 million in 1994, 1993, and 1992, respectively.

     Income taxes increased $3.6 million in 1994 from 1993 which was primarily attributable to the increase in net income. On January 1, 1993, the Company adopted Financial Accounting Standards Board Statement 109 which resulted in the recognition of additional income of $1.5 million in the first quarter 1993. When comparing 1993 with 1992, income taxes increased $3.4 million. This increase was primarily the result of an increase in the federal tax rate from 34% to 35% and the associated adjustments to deferred tax assets and liabilities.

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

     Total current assets for 1994 decreased by $6.2 million when compared to 1993. This change is represented primarily by decreases of $3.0 million in Cash, Cash Equivalents, and Short-term Investments, $2.2 million in Accounts Receivable, and $.9 million in Other Current Assets. Large liquid reserves are maintained to meet the Company's commitment to realty construction and development.

     Other investments increased by $13.2 million in 1994 from 1993 to a total of $79.5 million. This increase is attributed primarily to the proceeds from sale of realty properties to the State of Florida in the first quarter 1994 via condemnation proceedings and will be used for realty development in 1995. Other investments include approximately $39.5 million of a portfolio managed actively in diversified investment funds and the balance being invested in U.S. Treasury Bills and similar highly liquid investments. These investments are classified as long-term because of management's intent to use them to finance future realty construction projects. Currently, the Company has four major realty development projects in progress: Gran Park at Jacksonville, Gran Park at the Avenues, Gran Park at Deerwood, and Gran Park at Miami.

     Development of Gran Park at Jacksonville is presently in the infrastructure development stage, including permitting, designing, and platting. This process began in March 1994 and was approximately 10% complete at year-end.

     At Gran Park at the Avenues (Jacksonville), construction of the third office building began in May 1994. This facility will provide approximately 81,000 square feet of leasable space and was approximately 25% complete at year-end.

     At Gran Park at Deerwood (Jacksonville), Phase I development of roads, water and sewer systems, design work, and other site improvements began in June 1994. This project was approximately 25% complete at year-end. In November 1994, the construction of the first office building was started and was approximately 5% complete at year-end.

     At Gran Park at Miami (Section 32 property), construction of Front-Load Warehouses Numbers 6 and 7 began in October 1994. Each building will add approximately 92,400 square feet of leasable space. As of December 31, 1994, Building Number 6 was approximately 35% complete and Building Number 7 was approximately 20% complete.

     Also, Gran Park at Miami (Section 6 property) was approximately 90% complete at year-end for the demucking and filling phase. The master plan for this property began in 1993 and was approximately 25% complete on December 31, 1994.

     These construction activities substantially contributed to the $25.7 million increase in properties from 1993 to 1994. The additions in 1994 amounted to .6 million square feet of leasable space represented by five new buildings.

     Total current liabilities in 1994 decreased $3.4 million when compared to 1993. This decrease is primarily attributable to decreases of $2.3 million in accrued casualty and other reserves and $1.5 million in estimated property taxes. The decrease in accrued casualty and other reserves represents a reduction in personal injury accruals.

     The Company is subject to proceedings arising out of environmental laws and regulations which primarily relate to the disposal and use of fuel oil used in the transportation business. It is the Company's policy to accrue and charge against earnings environmental cleanup costs when it is probable that a liability has been incurred and an amount can be reasonably estimated.

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

     It is difficult to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position or liquidity of the Company, but could be material to the results of operations of the Company in any one period. As of December 31, 1994, and 1993, the aggregate environmental related accruals were $3,500,000. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence.

     The Company's financial position continues to be strong as indicated by the current ratios of 2.17 in 1993 and 2.20 in 1994. The Company has no long-term debt or open lines of credit, nor does the Company anticipate that any will be negotiated in the foreseeable future. The Company is not obligated under any significant capital or operating-type leases, except for the short-term leasing of freight cars, trailers, and data processing equipment.

     As of December 31, 1994, the Company had authorized approximately $36.2 million for capital expenditures, of which 35% represents realty development and construction. These expenditures are expected to be funded from current operations supplemented, as necessary, by cash and investments currently on hand.

MANAGEMENT DISCUSSION AND ANALYSIS OF STATEMENTS OF CASH FLOWS

    The statement of cash flows details the Company's cash flows from operating, investing, and financing activities during the year. Since the Company does not use debt to finance its operations, the source of funds throughout the year is exclusively generated by operating and investing activities. These sources have been sufficient to fund the purchases of properties and pay dividends.

     Net income for 1994 increased $12.3 million when compared to 1993, and net income for 1993 decreased $1.8 million when compared to 1992.

     Net cash generated by operating activities increased by $16.2 million in 1994 compared to 1993. This increase was primarily attributable to the increase of net income of $12.3 million and the timing of related cash receipts and payments. In comparing 1993 with 1992, net cash generated by operating activities increased $10.7 million. The changes primarily reflect changes in operating income levels and the timing of remitted cash receipts and payments. In 1992, the Company made a large good faith payment related to the ad valorem tax case with the State of Florida for the years 1987 - 1991 which was settled in the third quarter 1993.

     Net cash used in investing activities for 1994 when compared to 1993 increased $17.7 million. This increase is primarily attributable to the net increase of $27.6 million in purchases of investments versus maturities of investments, $4.5 million increase in proceeds from disposition of assets, and the decrease in purchases of properties of $5.5 million. Purchases of properties for 1994, 1993, and 1992 reflect spending primarily in realty development. Purchases, maturities, and redemptions of investments vary depending upon the changes in requirements for realty construction and development and cash generated through operations. Other investments on the balance sheets increased $13.2 million in 1994 when compared to 1993 and decreased $12.3 million in 1993 when compared to 1992.

     Because a large percentage of the Company's properties are long-lived, asset replacement will be at a higher cost and will take place over many years. The acquisition of new assets will result in higher depreciation charges and, in the case of Realty, higher taxes and operating costs.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                               Principal Occupation or Employment
                               for the Past Five Years - Positions
                               with Industries - Other
Name, Director Since, Age      Directorships
_________________________      __________________________________
Jacob C. Belin                 Former Chairman of the Board, St. Joe Paper
Director since 1984            Company.  Director, St. Joe Paper Company.
Age 80                         Trustee, Alfred I. duPont Trust.

J. Nelson Fairbanks            President and Director, U.S. Sugar Corporation.
Director since 1989
Age 59

David M. Foster                Attorney, Rogers, Towers, Bailey, Jones &
New Nominee                    Gay for the last five years.  Director, Sun
Age 60                         Bank of North Florida, N.A.  Director, Gate
                               Petroleum and subsidiaries.  Director, Ponte
                               Vedra Polo Club, Inc.

Allen C. Harper                Chairman/CEO, Esslinger-Wooten-Maxwell, Inc.,
Director since 1994            Realtors, and President, First Reserve, Inc.
Age 50                         (1984-present).  Director, Tri-County Railroad
                               Authority (1989-present).

John H. Mercer, Jr.            Retired President, John Mercer Terminal
Director since 1984            Warehouse Company.
Age 81

R.E. Nedley                    President, St. Joe Paper Company (1991-present).
New Nominee                    Vice President, St. Joe Paper Company (1982-
Age 56                         1991).  Director, St. Joe Industries, Inc.
                               (1982-present).

J.J. Parrish, III              President, Jesse J. Parrish, Inc., Vice
Director since 1993            President and Director, Nevins Fruit Company.
Age 41                         Director and Treasurer, Parrish Medical Center.
                               Director, Barnett Bank of Central Florida.

W.L. Thornton                  Chairman of the Board and President, Industries.
Director since 1984            Chairman and Director, St. Joe Paper Company.
Age 66                         Trustee, Alfred I. duPont Trust.

Carl F. Zellers, Jr.           Vice President, Industries.  President, Florida
Director since 1984            East Coast Railway and Gran Central Corporation.
Age 62                         Director, St. Joe Industries, Inc.

     With respect to each Executive Officer of the Registrant, there are set forth below as of December 31, 1994, (1) his name; (2) his age; (3) his positions and offices with the Registrant; (4) the date on which he first held office; and (5) a brief account of his business experience during the last five years. Each Executive Officer has been elected to hold such positions and offices until the next annual election of Directors and Officers of the Registrant, which is to be held on May 17, 1995. To the best knowledge of the Registrant, none of the persons named had any arrangement or understanding with any other person pursuant to his election, and none of the persons named have any family relationship with any other such person.

Name, Age, Positions, and       Date First Held Such Positions and Offices and
Offices                         Business Experience for the Past Five Years
_________________________       ______________________________________________

Winfred L. Thornton (66)        Chairman and President of Registrant for more
Chairman, President, Chief      than five years.
Executive Officer & Director

Carl F. Zellers, Jr. (62)       Vice President of the Registrant and President
Vice President and Director     of Gran Central Corporation for more than five
                                years.  President of Florida East Coast
                                Railway Company from June 10, 1992.

T. Neal Smith (55)              May 15, 1992, elected Vice President &
Vice President & Secretary      Secretary.  Formerly Treasurer and Assistant
                                Secretary for more than five years.

William E. Durham, Jr. (63)     Vice President of Registrant for more than
Vice President & Director       five years.

Louis A. Manz (42)              March 1, 1993, elected Vice President -
Vice President - Information    Information Services.  Formerly with Information
Services                        and Computing Services from 1989-1993.

J. Richard Yastrzemski (52)     Comptroller of Registrant for more than five
Comptroller                     years.

Gregory P. West (35)            May 15, 1992, elected Treasurer.  Formerly
Treasurer & Assistant Secretary Material Inventory and Accounting Manager.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the annual compensation for Industries' Executive Officers whose 1994 total annual compensation exceeded $100,000, as well as the total compensation paid to those Executives for the past three years. Industries paid no bonuses nor had any stock award or option programs.

Summary Compensation Table

Name and                               Other Annual  All Other
Principal                     Salary   Compensation  Compensation
Position             Year      ($)          ($)           ($)
--------             ----     ------   ------------  ------------

W.L. Thornton        1994   159,550(a)   5,580(b)     1,800(c)
President and CEO    1993   154,900(a)   5,790(b)     1,800(c)
                     1992   149,650(a)   4,970(b)     1,800(c)

C.F. Zellers, Jr.    1994   133,260      3,700(b)     4,400(c)
Vice President       1993   129,370      1,670(b)     4,341(c)
                     1992   118,100      2,060(b)     4,170(c)

(a) This amount represents 100% of Mr. Thornton's salary. Under arrangement approved by the Board of Directors of both St. Joe Paper Company and Florida East Coast Industries, Inc., Mr. Thornton's salary and expenses are paid by St. Joe Paper Company, with 20% of salary, fringe benefits, and common expenses being billed to and paid by Industries as compensation for his services as President of Industries. Any expenses incurred for the exclusive benefit of either Industries or St. Joe Paper Company are borne 100% by the benefiting corporation.

(b) These amounts include life insurance premiums and the personal use of vehicles owned by Industries.

(c) These amounts represent Industries' matching contribution to a 401(k) Plan and directors' fees. Mr. Thornton was not a participant in the 401(k) Plan of Industries.

COMPENSATION COMMITTEE REPORT

     The Compensation Committee of the Board of Directors (the "Committee") has the responsibility of establishing and administering compensation policies, plans, and programs for the Company and its subsidiaries (herein, "the Company"). The Committee and senior management initiated a comprehensive review of management compensation during 1994.

     The study included an evaluation of existing compensation policies; a review of compensation plans and practices prevailing at other companies; and an analytical review of the costs and benefits of the proposed programs. The philosophy and programs resulting from the study's analysis are outlined below and were developed through the active involvement of management and the Committee.

     Because this study was completed late in the year, compensation paid for 1994 represents a continuation of past practices. The new compensation program approved by the Board of Directors in 1994 will be fully implemented in fiscal 1995.

Executive Compensation Philosophy

     The Committee adopted a compensation philosophy for the Company's management to serve as guiding principles for program design and administration. The overriding philosophy is that compensation should be tied directly to the Company's stated business objectives and to the sustained creation of stockholder value. The Committee believes that stockholder interests and the Company's compensation programs should be closely aligned and integrated. Therefore, the performance measures used to determine compensation levels have been demonstrated to be primary, sustainable drivers of stockholder value among other publicly-held companies including companies having transportation interests.

     The Company's performance compensation program consists of two components: (1) Base Salary and (2) Award Opportunity. Each of these components and its respective role in total direct compensation, as well as the basis for determining the compensation of the President and CEO, Mr. W.L. Thornton, are described below.

     (1)  Base Salary

     Pursuant to the compensation philosophy of emphasizing risk-oriented pay to encourage superior performance and consistent with the Company's business strategy of controlling fixed costs, annual salary adjustments will be determined by several factors, including: The Company's performance, the individual's contribution to that performance, the individual's future potential, and competitive pay levels. On an annual basis, the Committee reviews executive salaries with the Chief Executive Officer ("CEO").

     (2)  Performance Awards

     In fiscal 1995, seventeen (17) of the Company's senior executives will be eligible to participate in the Company's annual incentive program. Each participant is assigned a target Award Opportunity equal to the individual's level of responsibility. Target award levels range from 25% to 35% of annual base salary. The CEO and Chief Operating Officer's ("COO") target is 35% and the target for the three other most highly compensated officers is 25%. Actual award levels vary depending upon the degree of achievement relative to specified Company and individual performance objectives and can range in total from 0% to 100% of target levels.

     Performance awards under the program are contingent upon both Company and individual performance for the year. Only those individuals who receive a satisfactory or better performance rating in their annual performance reviews are eligible to receive an annual Opportunity Award. The Company's performance relates directly to operating profit. Specific performance objectives have been set by the Committee (as they will be on an annual basis) in relation to the Company's fiscal budget. The payout related to Company performance against these predetermined objectives ranges from 0% to 100% of Target Award. For the CEO, COO, and certain other officers, Company performance governs their entire Performance Award amount. For other participants, their individual performance rating determines up to 60% of their award.

     As example of the application of actual awards under this performance program, a covered executive earning $100,000 having an assigned target Company Award Opportunity level of 25% has the opportunity to be awarded an actual award of $12,500 if the "Threshold" Company objective is met or an actual award of $25,000 if the "Target" Company objective is met.

     No performance award is payable if Company performance falls below threshold level.

Nondeductible Compensation

     The Senior Management Incentive Plan will be fully deductible for federal income tax purposes since it is not possible at this time for any executive officer's compensation to total more than $1 million.

CEO Compensation

     The Company's CEO, Mr. W.L. Thornton, is also the CEO of St. Joe Paper Company and is employed under an arrangement approved by each Board which provides that the Company will bear 20% of base salary. Base salary has been the sole basis of compensation for the CEO and other executive officers through 1994.

     Mr. Thornton was paid a base salary of $159,550 in 1994 which represented a 3% increase above the base salary in 1993. The Company's portion of the total base salary in 1994 was $31,910. In this regard, this Committee conferred with the Compensation Committee of St. Joe Paper Company relative to Mr. Thornton's 1994 salary, and while it was agreed that the base salary of $159,550 is significantly less than salaries paid by comparable companies and does not recognize Mr. Thornton's individual contribution to the relative success of the combined enterprises in the past or present, it was also agreed to continue pay through 1994 on past practice and that the matter of adjusting base salary of the CEO's position should receive review by the Committee during the study mentioned above. This study concluded that the base salaries of the CEO and other executive officers should be adjusted effective January 1, 1995, to a base salary more nearly equal to the responsibilities of the positions and much more competitive with comparable companies while at the same time putting a portion of the positions' total value to the Company "at risk" subject to the attainment of the specified corporate and personal objectives set forth in the plan for incentive compensation. Any performance award made to the CEO under the incentive plan will be based solely on that portion of total base salary paid by the Company under its arrangement with St. Joe Paper Company.

     The Committee believes that the changes described above will help to ensure that executive officers are rewarded appropriately for their services and the Committee is satisfied that the strategy supports corporate objectives and shareholder interests, however, additional changes can and will be considered if and when deemed appropriate within the context of these objectives and interests.

     The Compensation Committee is appointed by the Board of Directors and is composed entirely independent of non-employee directors having no interlocking relationship as defined by the Securities and Exchange Commission.

                                          J. Nelson Fairbanks, Chairman
                                          M.E. Rinker, Sr., Member
                                          Allen C. Harper, Member

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The Board of Directors of Industries has designated March 31, 1995, as the record date for the determination of Stockholders entitled to notice of and to vote at the Annual Meeting and any adjournment thereof. As of that date, Industries had 9,271,361 shares issued and outstanding of Common Stock, which is its only voting security. Of the 9,271,361 shares issued and outstanding, 271,361 represent treasury shares. The outstanding, excluding treasury shares, were held by approximately 865 Stockholders of Record on March 10, 1995.

The following table sets forth information as of March 1, 1995, with respect to persons known to Industries to be the beneficial owners of more than 5% of its outstanding Common Stock:

                              Nature of
                              Beneficial                      Percent of
Names/Address                 Ownership       No. of Shares    Class (1)
-------------                 ----------      -------------   ----------

Nemours Foundation (2)        Sole Voting &      450,224            5.0%
P.O. Box 1380                 Dispositive
Jacksonville, FL 32201        Power

St. Joe Industries, Inc. (3)  Sole Voting &    4,902,304 (4)       54.5%
P.O. Box 1380                 Dispositive
Jacksonville, FL 32201        Power

Heine Securities Corp. (5)    Sole Voting &      575,500            6.4%
51 J.F.K. Parkway             Dispositive
Short Hills, NJ 07078         Power
__________________
(1)  All percentages shown are rounded to the nearest one-tenth of one percent.

(2)  As of March 1, 1995, the following persons were directors of the Nemours
     Foundation: Jacob C. Belin, Alfred duPont Dent, H.H. Peyton, J.F. Porter, W.T. Thompson, Winfred L. Thornton, and corporate director, NationsBank of Florida, represented by J.S. Lord. In such capacities, these directors collectively share voting and dispositive power with respect to Industries' Common Stock owned by the Nemours Foundation and, as such, may be deemed to be beneficial owners of that stock.

(3) As of March 1, 1995, the following persons were directors of St. Joe Industries, Inc.: Jacob C. Belin, E.C. Brownlie, S.D. Fraser,
     R.E. Nedley, Winfred L. Thornton, and C.F. Zellers, Jr. In such capacities, all directors collectively share dispositive and voting power with respect to Industries' Common Stock owned by St. Joe Industries, Inc. All directors may be deemed to be beneficial owners of Industries' Common Stock owned by St. Joe Industries, Inc.

(4) By virtue of its ownership of approximately 54.5% of the outstanding Industries' Common Stock, St. Joe Industries, Inc., may be deemed to be not only an "affiliate" but also a "parent" of Industries.

(5) Mr. Michael F. Price is President of Heine Securities Corporation ("HSC") in which capacity he exercises voting control and dispositive power over these securities. Mr. Price, therefore, may be deemed to have indirect beneficial ownership over such securities. Mr. Price advises he has no interest in dividends or proceeds from the sale of such securities, owns no such securities for his own account, and disclaims beneficial ownership of all the securities reported herein by HSC.

(b)  SECURITY OWNERSHIP OF MANAGEMENT

     Shown below is information concerning beneficial ownership of Industries' Common Stock for each director and for all directors and officers as a group as of March 1, 1995. Under rules of the Commission, "beneficial ownership" is deemed to include shares for which the individual, directly or indirectly, has or shares voting and/or dispositive power:

                   Nature of
                   Beneficial                          Percent of
Names              Ownership         No. of Shares     Class (1)
-----              ----------        -------------     ----------
J.C. Belin         Shared Voting/
                   Dispositive Power   5,352,528(2)       59.5%

J.N. Fairbanks                            -----           -----

D.M. Foster                               -----           -----

A.C. Harper                               -----           -----

J.H. Mercer, Jr.   Sole Voting/
                   Dispositive Power         100          -----

R.E. Nedley        Shared Voting/
                   Dispositive Power   4,902,304 (3)      54.5%

J.J. Parrish, III                          -----          -----

W.L. Thornton      Sole Voting/
                   Dispositive Power       5,869          -----
                   Shared Voting/
                   Dispositive Power   5,352,528(2)       59.5%

C.F. Zellers, Jr.  Sole Voting/
                   Dispositive Power       1,936          -----
                   Shared Voting/
                   Dispositive Power   4,902,304(3)       54.5%

9 directors &      Sole Voting/
officers as a      Dispositive Power       7,905          -----
group              Shared Voting/
                   Dispositive Power   5,352,528(4)       59.5%

____________________
(1) All percentages shown are rounded to the nearest one-tenth of one percent. Where no percentage is shown, the amount of Industries' Common Stock owned by the beneficial owner listed is less than one-half of one-tenth of one percent (4,500 shares) of all outstanding Industries' Common Stock.

(2) Includes 4,902,304 shares or 54.5% of Industries' Common Stock owned by St. Joe Industries, Inc., and 450,224 shares or 5.0% of Industries' Common Stock owned by the Nemours Foundation.

(3) Includes 4,902,304 shares or 54.5% of Industries' Common Stock owned by St. Joe Industries, Inc., of which Mr. Zellers and Mr. Nedley are directors.

(4) Includes the 4,902,304 and 450,224 listed as beneficially owned by Messrs. Belin and Thornton, and the 4,902,304 listed as beneficially owned by Messrs. Zellers and Nedley, however, reports the same number of shares beneficially owned by these persons only once.

(c)  CHANGES IN CONTROL

     The Company knows of no contractual arrangements which may, at a subsequent date, result in a change of control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

(b)       REPORTS ON FORM 8-K

          None.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                          [ITEM 14(a)]

Consolidated Balance Sheet at December 31, 1994, and 1993

Consolidated Statement of Income and Retained Earnings for each of the three years in the period ended December 31, 1994

Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 1994

Notes to Consolidated Financial Statements

Report of Independent Certified Public Accountants

Supplementary Information:
  Quarterly Financial Data (Unaudited)

Financial Statement Schedules:
  II-Valuation and Qualifying Accounts
  III-Real Estate and Accumulated Depreciation

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

The financial statements listed in the above Index which are included in the Annual Report to Stockholders for the year ended December 31, 1994, are hereby incorporated and filed as part of this Report. With the exception of the items listed in the above Index and as mentioned specifically in responses to this and other parts of this Report, the 1994 Annual Report to Stockholders is not to be deemed filed as part of this Report.

                              INDEX TO EXHIBITS

                               (ITEM 13[a] 3.)
S-K
Item 601           Documents
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

                                 SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 15, 1995.

FLORIDA EAST COAST INDUSTRIES, INC.
         (Registrant)

By: s/s T.N. Smith, Vice President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

s/s W.L. Thornton*
Chairman, President, Chief Executive Officer, Director - 3/24/95

s/s C.F. Zellers, Jr.*
Vice President and Director - 3/24/95

s/s W.E. Durham, Jr.*
Vice President and Director - 3/24/95

s/s R.W. Wyckoff*
Director - 3/24/95

s/s J. Nelson Fairbanks*
Director - 3/24/95

s/s J.C. Belin*
Director - 3/24/95

s/s John H. Mercer, Jr.*
Director - 3/24/95

s/s A.C. Harper*.
Director - 3/24/95

s/s M.E. Rinker, Sr.*
Director - 3/24/95

s/s J.J. Parrish, III*
Director - 3/24/95

s/s G.P. West*
Treasurer - 3/24/95

s/s J.R. Yastrzemski*
Comptroller - 3/24/95

BY:  s/s T. Neal Smith*
Attorney-in-Fact

*Such signature has been affixed pursuant to Power of Attorney.

                        CONSOLIDATED BALANCE SHEETS
                        December 31, 1994, and 1993
              (Dollars in thousands except per share amounts)

                                                            1994        1993
                                                            ----        ----
Assets

Current Assets
 Cash and cash equivalents                              $ 15,235    $ 14,438
 Short-term investments (Note 5)                          14,208      18,009
 Accounts receivable, net                                 25,669      27,879
 Materials and supplies                                   11,950      11,974
 Other current assets (Note 7)                             5,743       6,676
                                                        --------    --------
   Total current assets                                   72,805      78,976

Other Investments (Note 5)                                79,481      66,233
Properties, less Accumulated Depreciation and
 Amortization (Note 4)                                   561,637     535,976

Other Assets and Deferred Charges                          8,571       7,260

Total Assets                                            $722,494    $688,445

Liabilities and Shareholders' Equity

Current Liabilities
 Accounts payable                                       $ 21,945    $ 21,891
 Income taxes                                                824           0
 Estimated property taxes                                  3,174       4,665
 Accrued casualty and other reserves (Note 9)              5,400       7,680
 Other accrued liabilities                                 1,712       2,188
                                                        --------    --------
   Total current liabilities                              33,055      36,424

Deferred Income Taxes (Note 7)                           128,237     122,520

Reserves and Other Long-Term Liabilities (Note 9)          8,934       6,463

Commitments and Contingencies (Note 9)

Shareholders' Equity
 Common stock, $6.25 par value; 9,360,000 shares
  authorized; 9,271,361 shares issued and outstanding     57,946      57,946
 Capital surplus                                             101         101
 Retained earnings                                       507,813     476,808
 Net unrealized (loss) gain on investments available
  for sale (Note 5)                                         (884)        891
 Treasury stock at cost (271,361 shares)                 (12,708)    (12,708)
                                                        --------    --------
   Total shareholders' equity                            552,268     523,038

Total Liabilities and Shareholders' Equity              $722,494    $688,445

(See accompanying notes to consolidated financial statements.)

           CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
               Years ended December 31, 1994, 1993, and 1992
              (Dollars in thousands except per share amounts)

                                                 Years ended December 31
                                               1994       1993       1992
                                               --------------------------
Operating Revenues
 Transportation                              $163,098   $162,318   $156,955
 Realty - Land Sales                           16,100      2,320      5,947
        - Rents & Other                        20,346     16,458     12,853
                                             --------   --------   --------
   Total Revenues                             199,544    181,096    175,755

Operating Expenses
 Transportation                               120,147    117,789    119,630
 Realty                                        16,796     13,403     11,069
 General and Administrative                    16,046     16,766     15,153
                                             --------   --------   --------
   Total Expenses                             152,989    147,958    145,852

Operating Profit                               46,555     33,138     29,903

Other Income(Expense):
 Dividends                                        320        326        207
 Interest income                                4,614      3,920      5,899
 Interest expense                                 (48)         0         (1)
 Gains on sales and other
  disposition of properties                     4,038        535      1,540
 Other (net)                                      193        322        608

   Total Other Income (Expense):                9,117      5,103      8,253

Income before income taxes and cumulative
 effect of change in accounting principle      55,672     38,241     38,156

Income Taxes:  (Note 7)
 Current                                       13,990     11,807     12,542
 Deferred                                       7,077      5,655      1,569
                                             --------   --------   --------
   Total Income Taxes                          21,067     17,462     14,111

Income before cumulative effect
 of change in accounting principle             34,605     20,779     24,045
Cumulative effect of change in accounting
 principle for income taxes                         0      1,504          0

Net Income                                     34,605     22,283     24,045
Retained Earnings:
 Balance at beginning of year                $476,808   $458,125   $437,681
 Cash dividends                                (3,600)    (3,600)    (3,601)
                                             --------   --------   --------
 Balance at Year-end                         $507,813   $476,808   $458,125

Per share data:
Cash dividends                               $   0.40   $   0.40   $   0.40

Income before cumulative effect of
 change in accounting principle              $   3.85   $   2.31   $   2.67
Cumulative effect of change in accounting
 principle for income taxes                         0        .17          0
                                             --------   --------   --------
   Net income                                $   3.85   $   2.48   $   2.67

(See accompanying notes to consolidated financial statements.)

                CONSOLIDATED STATEMENTS OF CASH FLOWS
             Years ended December 31, 1994, 1993, and 1992
                        (Dollars in thousands)

                                                  Years ended December 31
                                                 1994       1993      1992
                                                 -------------------------
Cash Flows from Operating Activities:

 Net Income                                    $34,605    $22,283   $24,045

 Adjustments to reconcile net income to cash
  generated by operating activities:
   Cumulative effect of change in
    accounting principle for income taxes            0     (1,504)        0
    Depreciation & amortization                 21,747     20,335    18,765
    Gains on disposition of assets              (4,038)      (535)   (1,540)
    Deferred taxes                               7,077      5,655     1,569
    Changes in operating assets and liabilities:
     Decrease(increase) in accounts receivable   2,210        771    (2,786)
     Decrease(increase) in other current assets    713       (559)      978
     Increase in other assets & deferred chgs   (1,311)      (468)     (436)
     Increase(decrease) in accounts payable         54       (121)    1,930
     Decrease in estimated property taxes       (1,491)    (1,742)   (5,738)
     (Decrease)increase in other current
      liabilities                               (1,932)       216    (2,816)
     Increase(decrease) in reserves and other
      long-term liabilities                      2,471       (390)     (707)
                                               ----------------------------
    Net cash generated by operating activities  60,105     43,941    33,264

Cash Flows from Investing Activities:

 Purchases of properties                       (49,274)   (54,743)  (54,193)
 Purchases of investments
  Available for sale                           (17,364)   (31,394)  (76,231)
  Held to maturity                             (58,349)   (18,419)  (15,843)
 Maturities & redemption of investments
  Available for sale                            12,799     19,372    50,445
  Held to maturity                              49,847     44,992    51,216
 Proceeds from disposition of assets             6,633      2,157     4,024
                                               ----------------------------
 Net cash used in investing activities         (55,708)   (38,035)  (40,582)

Cash Flows from Financing Activities:

 Payment of dividends                           (3,600)    (3,600)   (3,601)

 Net cash used in financing activities          (3,600)    (3,600)   (3,601)

Net Increase (Decrease) in Cash and
 Cash Equivalents                                  797      2,306   (10,919)

Cash and Cash Equivalents at Beginning of Year  14,438     12,132    23,051
                                               ----------------------------
Cash and Cash Equivalents at End of Year       $15,235    $14,438   $12,132

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the year for income taxes    $14,312    $11,166   $14,200

(See accompanying notes to consolidated financial statements)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1994, 1993, and 1992

1.  Nature of Business

    The principal operations of Florida East Coast Industries, Inc. (the "Company") and its subsidiaries relate directly to the transportation of goods by rail and to the development, leasing, and sale of real estate. Both the transportation and realty operations are located within the state of Florida.

2.  Majority Stockholder

    The Nemours Foundation, which is funded by the Alfred I. duPont Testamentary Trust, owns approximately 5% of the Company's common stock. The Alfred I. duPont Testamentary Trust owns approximately 69% of the common stock of St. Joe Paper Company, which owns, through a subsidiary, approximately 54% of the Company's common stock. The payment of dividends by the Company was the only significant transaction with St. Joe Paper Company or its affiliates in 1994, 1993, or 1992.

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

     Earnings per Share

     Earnings per common share is based on the weighted average number of shares of common stock outstanding during the year (9,000,000 in 1994, 1993, and 1992).

    Reclassification

    Certain prior year amounts have been reclassified to conform with the current year's presentation.

    Cash and Cash Equivalents

    For purposes of Cash Flows, Cash and Cash Equivalents include cash on hand, bank demand accounts, money market accounts, and overnight repurchase agreements having original maturities of less than three months.

    Fair Value of Financial Instruments

    The carrying amounts of the following financial instruments approximate fair value because of their short maturity: cash and cash equivalents, short-term investments, accounts receivable, accounts payable, estimated property taxes, and other accrued liabilities. The fair value of other investments differs from the carrying value as disclosed in Note 5.

    Income Taxes

    The Company follows the asset and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards (SFAS)
No. 109, "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Effective January 1, 1993, the Company adopted Statement 109 and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1993 consolidated statement of income.

    Pursuant to the deferred method under APB Opinion 11, which was applied in 1992, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

    Investments

    Investments consist principally of municipal bonds, common stocks, redeemable preferred stocks, and U.S. Government obligations. The Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of December 31, 1993. Under Statement 115, the Company classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near-term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

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

    Realized gains and losses for securities classified as available-for-sale and held-to-maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

4.  Properties

    Properties consist of (in thousands):

                                                     1994         1993
                                                   ---------------------
Transportation Properties
  Road                                             $302,625     $291,436
  Equipment                                         191,928      189,897
  Miscellaneous Physical Property                     5,435        5,435
  Construction in Progress                            3,007        1,421
                                                   --------     --------
                                                    502,995      488,189

Less Accumulated Depreciation & Amortization        187,906      179,184
                                                   --------     --------
                                                   $315,089     $309,005

Real Estate Properties
  Land and Land Improvements                       $113,615     $106,832
  Buildings                                         128,059      107,915
Construction in Progress                             25,148       27,515
                                                   --------     --------
                                                    266,822      242,262

Less Accumulated Depreciation & Amortization         20,274       15,291
                                                   --------     --------
                                                   $246,548     $226,971

     Real Estate properties having a net book value of $142.2 million at December 31, 1994, are leased under non-cancelable operating leases with aggregate rentals of $74.3 million which are due in years 1995-1999 in the amounts of $20.9, $18.6, $15.9, $11.4, and $7.5 million, respectively.

5.  Investments

    Other investments, including certain held-to-maturity investments which mature within one year, are held as a development fund created to accumulate capital expected to be required for future improvement of the Company's real estate properties.

    Investments at December 31, 1994, consist of (in thousands):

                                                                     Unrealized
                                               Carrying      Fair      Holding
                                     Cost        Value      Value    Gain(Loss)
                                   --------    --------    -------   ----------
Short-term investments
 Held-to-Maturity:
  U.S. Government securities       $11,035     $11,035     $11,500    $  465
  Tax exempt municipals              3,157       3,157       3,091       (66)
  Certificates of Deposit               16          16          16         0
                                   -------     -------     -------    --------
                                   $14,208     $14,208     $14,607    $  399

Other investments
 Available-for-sale
 U.S. Government securities
  Maturing in 1 to 5 years         $ 1,220     $ 1,186     $ 1,186    $  (34)
 Tax exempt municipals
  Maturing in 1 to 5 years           4,457       4,236       4,236      (221)
  Maturing in 5 to 10 years         22,148      21,278      21,278      (870)
  Maturing in more than 10 years     3,364       3,272       3,272       (92)
 Equity securities                   8,620       8,398       8,398      (222)
                                   -------     -------     -------    --------
                                   $39,809     $38,370     $38,370    $(1,439)

Held-to-Maturity
 U.S. Government securities
  Maturing within one year         $40,080     $40,080     $41,136    $ 1,056
 Mortgage backed securities
  Maturing in 1 to 5 years             243         243         787        544
 Other corporate debt securities
  Maturing in 5 to 10 years            788         788       1,173        385
                                   -------     -------     -------    --------
                                   $41,111     $41,111     $43,096    $ 1,985
                                   -------     -------     -------    --------
                                   $80,920     $79,481     $48,466    $   546
                                   -------     -------     -------    --------

Investments at December 31, 1993, consist of (in thousands):

Short-term investments
 Held-to-Maturity:
  U.S. Government securities       $13,545     $13,545     $14,000    $   455
  Tax exempt municipals              2,401       2,401       2,376        (25)
  Certificates of Deposit            2,063       2,063       2,063          0
                                   -------     -------     -------    --------
                                   $18,009     $18,009     $18,439    $   430

Marketable securities
 Available-for-Sale
  Tax exempt municipals
   Maturing in 1 to 5 years        $   500     $   519     $   519    $    19
   Maturing in 5 to 10 years        24,079      25,264      25,264      1,185
   Maturing in more than 10 years    5,382       5,604       5,604        222
  Equity securities                  9,177       9,202       9,202         25
                                   -------     -------     -------    --------
                                   $39,138     $40,589     $40,589    $ 1,451

Held-to-Maturity
 U.S. Government securities
  Maturing within one year         $23,927     $23,927     $24,696    $   769
 Mortgage backed securities
  Maturing in 1 to 5 years             916         916       1,491        575
 Other corporate debt securities
  Maturing in 5 to 10 years            801         801         801          0
                                   -------     -------     -------    -------
                                   $25,644     $25,644     $26,988    $ 1,344
                                   -------     -------     -------    -------
                                   $64,782     $66,233     $67,577    $ 2,795

Gross unrealized holding gains and gross unrealized holding losses at December 31, 1994, were $2,449,000 and $1,504,000, respectively.
Gross unrealized holding gains and gross unrealized holding losses at December 31, 1993, were $3,667,000 and $442,000, respectively.

6.  Collateral Trust 5% Bonds

    There are outstanding at December 31, 1994, and 1993 $12,880,575 and $13,135,325, respectively, of the Company's Collateral Trust 5% Bonds (the "Bonds") due in 2001. Direct obligations of the U.S. Government, the cash flows from which approximately coincide as to timing and amount with the scheduled interest and principal payments on the Bonds, are held in trust for the purpose of making such payments. Accordingly, the Bonds are considered to be extinguished.

7.  Income Taxes

    Total income tax expense for the years ended December 31, 1994, 1993, and 1992 was allocated as follows (in thousands):

                                                     1994      1993      1992
                                                     ------------------------
Income from continuing operations                  $21,067   $17,462   $14,111
Shareholders' equity for recognition of unrealized
 holding (loss) gain on investments available-for-
 sale                                               (1,115)      560         0
                                                     ------------------------
                                                   $19,952   $18,022   $14,111

    Income tax expense attributable to income from continuing operations differed from the amounts computed by applying the statutory federal income tax rate to pre-tax income as a result of the following:

                                                     1994      1993      1992
                                                     ------------------------
Amount computed at statutory federal rate          $19,485   $13,384   $12,973
Effect of dividends received exclusion and
 tax-free interest                                    (700)     (538)     (242)
State taxes (net of federal benefit)                 1,979     1,357     1,359
Adjustment to deferred tax assets and liabilities
 for enacted changes in tax laws and rates               0     2,893         0
Other (net)                                            303       366        21
                                                     ------------------------
                                                   $21,067   $17,462   $14,111

The tax effects of temporary differnces that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1994, and 1993, are as follows:

                                                    1994        1993
                                                    ----------------
Deferred tax assets:
 Accrued casualty & other reserves                 $  5,395  $  6,400
 Amortization of fiber optic income                     612       735
 Unrealized holding loss on investments
  available-for-sale                                    555         0
 Other                                                  285       349
                                                    -----------------
  Total deferred tax assets                        $  6,847  $  7,484

Deferred tax liabilities:
 Properties, principally due to differences
  in depreciation                                  $ 99,361  $ 97,655
 Deferred gain on land sales                         29,183    24,893
 Deferred profit on bonds extinguished                1,846     2,027
 Unrealized holding gain on investments
  available-for-sale                                      0       560
 Other                                                1,099     1,029
                                                    -----------------
   Total deferred tax liabilities                  $131,489  $126,164
                                                    -----------------
     Net deferred tax liabilities                  $124,642  $118,680

    There was no valuation allowance provided for deferred tax assets as of December 31, 1994, and 1993.

    Included in other current assets are net current deferred tax assets of $3,595 and $3,840 at December 31, 1994, and 1993, respectively.

    For the year ended December 31, 1992, deferred income tax of $1,569 resulted from differences in the recognition of income and expense for income tax and financial reporting purposes. The sources and tax effects of those differences are accelerated depreciation of $932, accrued causalty reserves of $1,072, and other, net of ($435).

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

     Identifiable assets by industry are those assets that are used in the Company's operations in each industry.

     Information by industry segment follows (in thousands):

                                                  1994      1993       1992
                                                  ----      ----       ----
Operating Revenue:
Transportation                                 $163,098   $162,318   $156,955
Realty                                           36,446     18,778     18,800
                                               ------------------------------
                                               $199,544   $181,096   $175,755

Operating Profit:
Transportation                                 $ 28,506   $ 29,346   $ 23,814
Realty                                           18,049      3,792      6,089
                                               ------------------------------
                                               $ 46,555   $ 33,138   $ 29,903

Identifiable Assets:
Transportation                                 $357,670   $352,465   $351,850
Realty                                          251,348    232,068    199,763
Corporate                                       113,476    103,912    118,806
                                               ------------------------------
                                               $722,494   $688,445   $670,419

Capital Expenditures:
Transportation                                 $ 21,259   $ 19,775   $ 18,040
Realty                                           28,015     34,968     36,153
                                               ------------------------------
                                               $ 49,274   $ 54,743   $ 54,193
Depreciation:
Transportation                                 $ 16,740   $ 16,356   $ 15,567
Realty                                            5,007      3,979      3,198
                                               ------------------------------
                                               $ 21,747   $ 20,335   $ 18,765

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

    It is difficult to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position or liquidity of the Company, but could be material to the results of operations of the Company in any one period. As of December 31, 1994, and 1993, the aggregate environmental related accruals were $3,500,000. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence.

Independent Auditors' Report

The Board of Directors and Shareholders
Florida East Coast Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Florida East Coast Industries, Inc., and subsidiaries as of December 31, 1994, and 1993, and the related consolidated statements of income and retained earnings, and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Florida East Coast Industries, Inc., and subsidiaries as of December 31, 1994, and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in note 3 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," at December 31, 1993. As discussed in note 3, the Company adopted the provisions of the Financial Accounting Standards Board's SFAS No. 109, "Accounting for Income Taxes," effective January 1, 1993.


s/s KPMG Peat Marwick
Certified Public Accountants

Jacksonville, Florida
February 10, 1995

                           SUPPLEMENTARY INFORMATION

                                                    1994

                                    Dec. 31  Sept. 30  June 30  March 31
                                    -------  --------  -------  --------
QUARTERLY FINANCIAL DATA
 Operating Revenues                 $48,723  $45,729   $46,682  $58,410
 Other Income                       $ 2,962  $ 3,447   $   992  $ 1,716
 Operating Expenses                 $37,177  $39,164   $38,421  $38,227
 Income before cumulative effect of
  change in accounting principal    $ 8,568  $ 6,712   $ 5,119  $14,206
 Cumulative effect of change in
  accounting principle for income
  taxes (1)                         $     0  $     0   $     0  $     0
                                    -----------------------------------
Net Income                          $ 8,568  $ 6,712   $ 5,119  $14,206

 Per Common Share:
 Income before cumulative effect of
  change in accounting principle $ 0.95 $ 0.75 $ 0.57 $ 1.58 Cumulative effect of change in accounting principle for income
  taxes (1)                         $     0  $     0   $     0  $     0
                                    -----------------------------------
 Net Income Per Common Share        $  0.95  $  0.75   $  0.57  $  1.58

                                                    1993

                                    Dec. 31  Sept. 30  June 30  March 31
                                    -------  --------  -------  --------
QUARTERLY FINANCIAL DATA
 Operating Revenues                 $47,544  $43,891   $45,642  $44,019
 Other Income                       $ 1,226  $ 2,186   $    39  $ 1,652
 Operating Expenses                 $37,605  $33,908   $38,802  $37,643
 Income before cumulative effect of
  change in accounting principle    $ 6,770  $ 4,459   $ 4,420  $ 5,130
 Cumulative effect of change in
  accounting principle for income
  taxes (1)                         $     0  $     0   $     0  $ 1,504
                                    -----------------------------------
Net Income                          $ 6,770  $ 4,459   $ 4,420  $ 6,634

 Per Common Share:
 Income before cumulative effect of
  change in accounting principle $ 0.75 $ 0.50 $ 0.49 $ 0.57 Cumulative effect of change in accounting principle for income
  taxes (1)                         $     0  $     0   $     0  $  0.17
                                    -----------------------------------
Net Income Per Common Share         $  0.75  $  0.50   $  0.49  $  0.74

(1) As discussed in Note 3, the Company adopted Statement No. 109 effective January 1, 1993. Accordingly, the cumulative effect of this change in accounting principle was recorded in the first quarter of 1993.

                    FLORIDA EAST COAST INDUSTRIES, INC.
     SCHEDULE II (CONSOLIDATED) - VALUATION AND QUALIFYING ACCOUNTS FOR THE THREE YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992
                         (Dollars in thousands)

                              Balance at  Additions
                              Beginning   Charged                 Balance at
                               of Year   to Expense    Payments   End of Year
                             ----------  ----------    --------   -----------

RESERVES INCLUDED IN LIABILITIES

1994
 Casualty & other reserves     $14,143       $2,584      $5,122    $11,605[a]

1993
 Casualty & other reserves     $14,145       $2,443      $2,445    $14,143[a]

1992
 Casualty & other reserves     $16,691       $  724      $3,270    $14,145[a]


[a] Includes $5,400, $7,680, and $7,292 in current liabilities at December 31,
    1994, December 31, 1993, and December 31, 1992, respectively. The remainder is included in "Reserves and Other Long-Term Liabilities."

                     FLORIDA EAST COAST INDUSTRIES, INC.
     SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND ACCUMULATED DEPRECIATION
                     DECEMBER 31, 1994, 1993, AND 1992
                             (in thousands)

                                     Initial Cost to Company


Description                          Encumbrances        Land
-----------                          ------------        ----
Duval County
 Office Buildings (5)                    -0-            $ 1,153
 Office/Showroom/Warehouses (8)          -0-              1,502
 Office/Warehouse (1)                    -0-                  0
 Land w/Infrastructure                   -0-              6,593
 Unimproved Land & Misc. Assets          -0-                915

St. Johns County
 Unimproved Land                         -0-              2,631

Flagler County
 Unimproved Land                         -0-              3,218

Volusia County
 Unimproved Land                         -0-              3,651

Brevard County
 Office/Showroom/Warehouse               -0-                 73
 Land w/Infrastructure                   -0-              3,797
 Unimproved Land                         -0-              4,846

Indian River County
 Unimproved Land                         -0-                218

St. Lucie County
 Unimproved Land                         -0-                639

Martin County
 Unimproved Land                         -0-              4,671

Putnam County
 Unimproved Land                         -0-                  2

Palm Beach County
 Office/Showroom/Warehouse (1)           -0-                113
 Rail Warehouses (2)                     -0-                449
 Cross Docks (4)                         -0-                117
 Land w/Infrastructure                   -0-              1,259
 Unimproved Land                         -0-              1,596

Broward County
 Rail Warehouse                          -0-                 85
 Unimproved Land                         -0-                733

Manatee County
 Unimproved Land & Misc. Assets          -0-                 14

Dade County
 Cross Dock (1)                          -0-                137
 Double Front Load Warehouse (1)         -0-                768
 Rail Warehouses (6)                     -0-                808
 Office/Showroom/Warehouses (5)          -0-              1,003
 Office Warehouses (4)                   -0-              1,462
 Front Load Warehouses (5)               -0-              1,943
 Office Service Center (1)               -0-                285
 Land w/Infrastructure                   -0-              2,577
 Unimproved Land & Misc. Assets          -0-             15,725
                                                        -------
TOTALS                                                  $62,983

                                    Initial Cost to Company

                                                   Costs
                                                   Capitalized
                                 Buildings &       Subsequent to
Description                      Improvements      Acquisition
-----------                      ------------      -------------
Duval County
 Office Buildings (5)               $6,200            $ 26,508
 Office/Showroom/Warehouses (8)          0              19,158
 Office/Warehouse (1)                    0               4,076
 Land w/Infrastructure                   0               6,786
 Unimproved Land & Misc. Assets          0               1,548

St. Johns County
 Unimproved Land                         0                 411

Flagler County
 Unimproved Land                         0               1,137

Volusia County
 Unimproved Land                         0                 501

Brevard County
 Office/Showroom/Warehouse               0               1,900
 Land w/Infrastructure                   0                   0
 Unimproved Land                         0                 191

Indian River County
 Unimproved Land                         0                 189

St. Lucie County
 Unimproved Land                         0                   5

Martin County
 Unimproved Land                         0               2,344

Putnam County
 Unimproved Land                         0                   0

Palm Beach County
 Office/Showroom/Warehouse (1)           0               2,879
 Rail Warehouses (2)                     0               4,110
 Cross Docks (4)                         0               3,763
 Land w/Infrastructure                   0                   0
 Unimproved Land                         0                   0

Broward County
 Rail Warehouse                                          1,701
 Unimproved Land                         0                 701

Manatee County
 Unimproved Land & Misc. Assets          0                  78

Dade County
 Cross Dock (1)                          0               1,018
 Double Front Load Warehouse (1)         0               5,485
 Rail Warehouses (6)                     0              24,607
 Office/Showroom/Warehouses (5)          0              14,782
 Office Warehouses (4)                   0              12,854
 Front Load Warehouses (5)               0              16,066
 Office Service Center (1)               0               2,106
 Land w/Infrastructure                   0               7,854
 Unimproved Land & Misc. Assets          0               9,733
                                        ------       ---------
TOTALS                                  $6,200        $172,491

                                       Carried at Close of Period

                                Land &         Bldgs. &
Description                     Land Improv.   Improv.      Total
-----------                     ------------   --------     -----
Duval County
 Office Buildings (5)            $  3,917      $ 29,944   $ 33,861
 Office/Showroom/Warehouses (8)     3,930        16,730     20,660
 Office/Warehouse (1)               1,073         3,003      4,076
 Land w/Infrastructure             13,379             0     13,379
 Unimproved Land & Misc. Assets     2,289           174      2,463

St. Johns County
 Unimproved Land                   3,042              0      3,042

Flagler County
 Unimproved Land                   4,355              0      4,355

Volusia County
 Unimproved Land                   4,152              0      4,152

Brevard County
 Office/Showroom/Warehouse           438          1,535      1,973
 Land w/Infrastructure             3,797              0      3,797
 Unimproved Land                   5,037              0      5,037

Indian River County
 Unimproved Land                     407              0        407

St. Lucie County
 Unimproved Land                     644              0        644

Martin County
 Unimproved Land                   7,015              0      7,015

Putnam County
 Unimproved Land                       2              0          2

Palm Beach County
 Office/Showroom/Warehouse (1)       599          2,393      2,992
 Rail Warehouses (2)                 557          4,002      4,559
 Cross Docks (4)                   1,262          2,618      3,880
 Land w/Infrastructure             1,259              0      1,259
 Unimproved Land                   1,596              0      1,596

Broward County
 Rail Warehouse                      405          1,381      1,786
 Unimproved Land                   1,434              0      1,434

Manatee County
 Unimproved Land & Misc. Assets       92              0         92

Dade County
 Cross Dock (1)                      137          1,018      1,155
 Double Front Load Warehouse (1)   1,409          4,844      6,253
 Rail Warehouses (6)               4,837         20,578     25,415
 Office/Showroom/Warehouses (5)    3,150         12,635     15,785
 Office Warehouses (4)             2,838         11,478     14,316
 Front Load Warehouses (5)         4,326         13,683     18,009
 Office Service Center (1)           680          1,711      2,391
 Land w/Infrastructure            10,431              0     10,431
 Unimproved Land & Misc. Assets   25,126            332     25,458
                                --------       --------  ---------
TOTALS                          $113,615       $128,059   $241,674

                                                        Life on Which
                                                       Depreciation in
                                           Date First   Latest Income
                              Accumulated  Started or   Statement is
Description                   Depreciation  Acquired      Computed
-----------                   ------------ ----------  ---------------
Duval County
 Office Buildings (5)           $ 5,141       1985      3 to 40 years
 Office/Showroom/Warehouses (8)   3,378       1987      3 to 40 years
 Office/Warehouse (1)               106       1994      3 to 40 years
 Land w/Infrastructure                0      Various
 Unimproved Land & Misc. Assets     173      Various    3 to 40 years

St. Johns County
 Unimproved Land                      0      Various

Flagler County
 Unimproved Land                      0      Various

Volusia County
 Unimproved Land                      0      Various

Brevard County
 Office/Showroom/Warehouse          352       1988      3 to 40 years
 Land w/Infrastructure                0      Various
 Unimproved Land                      0      Various

Indian River County
 Unimproved Land                      0      Various

St. Lucie County
 Unimproved Land                      0      Various

Martin County
 Unimproved Land                      0      Various

Putnam County
 Unimproved Land                      0      Various

Palm Beach County
 Office/Showroom/Warehouse (1)      647       1986      3 to 40 years
 Rail Warehouses (2)              1,034       1982      3 to 40 years
 Cross Docks (4)                    747       1987      3 to 40 years
 Land w/Infrastructure                0      Various
 Unimproved Land                      0      Various

Broward County
 Rail Warehouse                     492       1986      3 to 40 years
 Unimproved Land                      0      Various

Manatee County
 Unimproved Land                      0      Various

Dade County
 Cross Dock (1)                     210       1987      3 to 40 years
 Double Front Load Warehouse (1)    321       1993      3 to 40 years
 Rail Warehouses (6)              1,554       1988      3 to 40 years
 Office/Showroom/Warehouses (5)   1,826       1988      3 to 40 years
 Office/Warehouses (4)            1,352       1990      3 to 40 years
 Front Load Warehouses (5)          989       1991      3 to 40 years
 Office Service Center (1)           61       1994      3 to 40 years
 Land w/Infrastructure                0      Various
 Unimproved Land & Misc. Assets   1,891      Various
                                -------
TOTALS                          $20,274

Notes:

(A) The aggregate cost of real estate owned at December 31, 1994, for federal income tax purposes is approximately $140,875,139.

(B)  Reconciliation of real estate owned (in thousands of dollars):

                                     1994        1993        1992
                                     ----        ----        ----
Balance at Beginning of Year       $214,747    $184,565    $155,251
Amounts Capitalized                  28,015      30,672      29,452
Amounts Retired or Adjusted          (1,088)       (490)       (138)
                                   --------------------------------
Balance at Close of Period         $241,674    $214,747    $184,565

(C)  Reconciliation of accumulated depreciation (in thousands of dollars):

                                     1994        1993       1992
                                     ----        ----       ----
Balance at Beginning of Year       $ 15,291    $ 11,310    $  8,112
Depreciation Expense                  5,007       3,979       3,198
Amounts Retired or Adjusted             (24)          2           0
                                   --------------------------------
Balance at Close of Period         $ 20,274    $ 15,291    $ 11,310

Independent Auditors' Report

The Board of Directors and Shareholders
Florida East Coast Industries, Inc.:

Under date of February 10, 1995, we reported on the consolidated balance sheets of Florida East Coast Industries, Inc., and subsidiaries as of December 31, 1994, and 1993, and the related consolidated statements of income and retained earnings, and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 3 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," at December 31, 1993. As discussed in note 3, the Company adopted the provisions of the Financial Accounting Standards Board's SFAS No. 109, "Accounting for Income Taxes," effective January 1, 1993.


s/s KPMG PEAT MARWICK LLP
Certified Public Accountants

Jacksonville, Florida
February 10, 1995

21.  Listing of parent and subsidiaries

     Parent -  Florida East Coast Industries, Inc.

     Subsidiaries  - Florida East Coast Railway Company

                        Florida East Coast Highway Dispatch Company

                        Florida East Coast Inspections, Inc.

                        Florida East Coast Deliveries, Inc.

                        Railroad Concrete Crosstie Corporation

                        Railroad Track Construction Company

                        Operations Unlimited, Inc.

                        Florida Express Carrier, Inc.

                     Gran Central Corporation

                        Dade County Land Holding Company, Inc.

                         POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENT, that each of the undersigned Directors of Florida East Coast Industries, Inc., a Florida corporation ("Corporation"), which is about to file with the Securities and Exchange Commission, Washington, DC 20549, under the provisions of the Securities Exchange Act of 1934, as amended, an Annual Report on Form 10-K for the fiscal year ended December 31, 1994, hereby constitutes and appoints Winfred L. Thornton and T.N. Smith as his true and lawful attorneys-in-fact and agent, and each of them with full power to act, without the other in his stead, in any and all capacities, to sign the 1994 Annual Report of Florida East Coast Industries, Inc., on Form 10-K and to file on behalf of the Corporation such Annual Report and amendments with all exhibits thereto, and any and all other information and documents in connection therewith, with the Securities and Exchange
Commission, hereby granting unto said attorneys-in-fact and agent, and each of them, full power and authority to do and perform any and all acts and things requisite and ratifying and confirming all that each said attorneys-in-fact and agent or any one of them, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, the undersigned have hereunto set their hands on the date indicated below:

s/s Winfred L. Thornton, Chairman,        s/s T.N. Smith, Vice President
    President, CEO, and Director              and Secretary

s/s J. Nelson Fairbanks, Director         s/s J.C. Belin, Director

s/s A.C. Harper, Director                 s/s R.W. Wyckoff, Director

s/s M.E. Rinker, Sr., Director            s/s J.H. Mercer, Jr., Director

s/s J.J. Parrish, III, Director           s/s W.E. Durham, Jr., Vice President
                                              and Director

s/s C.F. Zellers, Jr., Vice President and Director

Dated:  March 24, 1995