Form 10-Q
period 1995-03-31
FLORIDA EAST COAST INDUSTRIES INC
filed 1995-05-05
CIK 740796

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                    Form 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                       For the period ended March 31, 1995

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

           Class                          Outstanding at March 31, 1995
Common Stock, $6.25 par value                    9,051,987 shares

                   FLORIDA EAST COAST INDUSTRIES, INC.
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                         (Dollars in thousands)
                                                      March 31    December 31
                                                        1995          1994
                                                     (Unaudited)
                                                     -----------  -----------
ASSETS

Current assets:
  Cash and cash equivalents                           $  4,648     $ 15,235
  Short-term investments                                10,531       14,208
  Accounts receivable, net                              25,133       25,669
  Materials and supplies                                11,646       11,950
  Other                                                  5,431        5,743
                                                      --------     --------
     Total current assets                               57,389       72,805

Other investments                                       95,238       79,481

Properties, less accumulated depreciation and
 amortization                                          578,878      561,637

Other assets and deferred charges                       11,227        8,571
                                                      --------     --------
                                                      $742,732     $722,494
                                                      ========     ========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                    $ 27,142     $ 21,945
  Income taxes                                           3,312          824
  Estimated property taxes                               3,261        3,174
  Accrued casualty and other reserves                    5,390        5,400
  Other accrued liabilities                              2,293        1,712
                                                      --------     --------
     Total current liabilities                          41,398       33,055

Deferred income taxes                                  129,205      128,237

Reserves and other long-term liabilities                 9,832        8,934

Shareholders' equity:
  Common stock, $6.25 par value; 9,360,000 shares
  authorized; 9,271,361 shares issued and outstanding   57,946       57,946
  Capital surplus                                        1,598          101
  Retained earnings                                    512,437      507,813
  Net unrealized gain (loss) on debt and marketable
    equity securities                                     (589)        (884)
  Less:
    Treasury stock at cost (219,374 & 271,361 shares)  (10,273)     (12,708)
                                                       --------     --------
       Total shareholders' equity                       562,297      552,268
                                                       --------     --------
                                                       $742,732     $722,494
                                                       ========     ========
                         (See accompanying notes)

                    FLORIDA EAST COAST INDUSTRIES, INC.
    CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
             (Dollars in thousands except per share amounts)
                               (Unaudited)

                                                        QUARTER ENDED MARCH 31

                                                         1995           1994
                                                         ----           ----
OPERATING REVENUES:
  Transportation                                       $ 39,823      $  40,171
  Realty - Land Sales                                         0         13,728
         - Rents & Other                                  5,756          4,511
                                                       --------      ---------
     Total revenues                                      45,579         58,410

OPERATING EXPENSES:
  Transportation                                         29,077         29,414
  Realty                                                  4,296          4,739
  General and Administrative                              4,543          4,074
                                                       --------      ---------
     Total expenses                                      37,916         38,227

Operating profit                                          7,663         20,183

OTHER INCOME (EXPENSE):
  Dividends                                                  92             85
  Interest income                                         1,357          1,076
  Interest expense                                         (192)             0
  Gains on sales and other disposition of properties        194            317
  Other (net)                                              (275)           238
                                                       --------       --------
   Total other income (expense)                           1,176          1,716

Income before income taxes                                8,839         21,899

INCOME TAXES:
 Current                                                  3,272          3,283
 Deferred                                                    43          4,410
                                                       --------       --------
  Total income taxes                                      3,315          7,693

Net income                                             $  5,524       $ 14,206

Retained earnings:
 Balance at beginning of year                           507,813        476,808
 Cash dividends                                            (900)          (900)
                                                       --------       --------
Balance at end of period                               $512,437       $490,114
                                                       ========       ========
Per Share Data:
 Cash dividends                                        $   0.10       $   0.10
                                                       ========       ========
Earnings per common share                              $   0.62       $   1.58
                                                       ========       ========
                          (See accompanying notes)

                         FLORIDA EAST COAST INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in thousands)
                                     (Unaudited)

                                                       QUARTER ENDED MARCH 31

                                                            1995        1994
                                                            ----        ----
Cash flows from operating activities:
 Net income                                             $  5,524    $ 14,206
 Adjustments to reconcile net income to cash generated:
  Depreciation and amortization                            5,498       5,350
  Gain on disposition of assets                             (194)       (317)
  Deferred taxes                                              43       4,410
  Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable                536         (98)
   Decrease in other current assets                          616       1,506
   Decrease in other assets and deferred charges           1,276         130
   Increase (decrease) in accounts payable                 5,197        (450)
   Increase in income taxes payable                        2,488       2,287
   Increase (decrease) in estimated property taxes            87      (2,043)
   Increase (decrease) in other current liabilities          571        (743)
   Increase in reserves and other long-term liabilities      898         771
                                                        --------    --------
Net cash generated by operating activities                22,540      25,009

Cash flows from investing activities:
 Purchases of properties                                 (23,429)    (16,477)
 Purchases of investments:
  Available-for-sale                                      (9,845)       (721)
  Held-to-maturity                                       (15,645)    (16,302)
 Maturities and redemption of investments:
  Available-for-sale                                       8,502       1,061
  Held-to-maturity                                         7,500      14,238
 Proceeds from disposition of assets                         690         319
                                                        --------    --------
Net cash used in investing activities                    (32,227)    (17,882)

Cash flows from financing activities:
 Payment of dividends                                       (900)       (900)
                                                        --------    --------
Net cash used in financing activities                   $   (900)   $   (900)

Net (decrease) increase in cash and cash equivalents     (10,587)      6,227
Cash and cash equivalents at beginning of quarter         15,235      14,438
                                                        --------    --------
Cash and cash equivalents at end of quarter             $  4,648    $ 20,665
                                                        ========    ========
Supplemental disclosure of cash flow information:
 Cash paid during the quarter for income taxes          $    783    $  1,001
                                                        ========    ========
 Cash paid during the quarter for interest              $    133    $      0
                                                        ========    ========

                            (See accompanying notes)

                        FLORIDA EAST COAST INDUSTRIES, INC.
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                  (Unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of March 31, 1995, and December 31, 1994, and the results of operations and cash flows for the three month periods ended March 31, 1995, and March 31, 1994.

2. The results of operations for the three months ended March 31, 1995, and 1994, are not necessarily indicative of the results that may be expected for the full year.

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

     It is difficult to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position or liquidity of the Company in any one period. As of March 31, 1995, and December 31, 1994, the aggregate environmentally-related accruals were $3.4 and $3.5 million, respectively. Environmental liabilities are paid over an extended period, and the timing of such payments cannot be predicted with any confidence.

4. On March 30, 1995, the Company purchased 80% of the outstanding stock of International Transit, Inc., through the issuance of treasury stock. International Transit, Inc., is a regional truck load carrier. The transaction has been excluded from the Statements of Cash Flows as it did not result in the payment or receipt of cash.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                                    OVERVIEW

FEC's operating revenues for the quarter ended March 31, 1995, as compared with same period 1994 reflected a decrease of $12.8 million. Discounting the sales of realty property of $13.7 million in 1994, 1995 operating revenues increased by $.9 million or 2.0% over first quarter 1994. Operating expenses in the first quarter 1995 reflected a decrease of $.3 million or .8% from first quarter 1994. Operating profits decreased by $12.5 million from first quarter 1994 to first quarter 1995 primarily because of the first quarter 1994 sales of realty property of $13.7 million.

                                    ANALYSIS

Revenues - When comparing the first quarter 1995 revenues with the same period 1994, the 1995 transportation revenues decreased by $.3 million or .9%. Realty revenues for first quarter 1995 reflected no land sales, but did show an increase of $1.2 million in rents and other income.

Operating Expenses - Operating expenses in the first quarter 1995 reflected a decrease of $.3 million or .8% as compared to the same period in 1994. When compared to first quarter 1994, transportation operating expenses in first quarter 1995 decreased by $.3 million, realty operating expenses decreased by $.4 million, and general and administrative operating expenses increased by $.4 million.

Other Income - Other income in the first quarter 1995 reflected a decrease of $.5 million represented by increases in other expenses of $.7 million and decreases in gains on sales and other disposition of property of $.1 million offset by increases in dividends and interest income of $.3 million.

Net Income - Net income decreased by $8.7 million in first quarter 1995 when compared to first quarter 1994. Discounting the sales of realty property in the first quarter 1994, and the income taxes applicable to those sales, net income increased approxiamtely $.5 million in the first quarter 1995 when compared to first quarter 1994.


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

Cash and short-term investments decreased $14.2 million to $15.2 million at March 31, 1995, from $29.4 million at year-end 1994. The investment portfolio increased $15.7 million to $95.2 million at March 31, 1995, from $79.5 million at year-end 1994. The Company's working capital position changed from a ratio of 2.20 to 1.00 at year-end 1994 to a ratio of 1.39 to 1.00 at March 31, 1995, primarily due to change in portfolio from short-term investments to long-term investments.

There was no significant change in debt, reserves, or other liabilities during the three-month period and capital projects at March 31, 1995, amounted to approximately $28.9 million authorized and outstanding from $36.2 million authorized and outstanding at December 31, 1994.

                           PART II - OTHER INFORMATION


Item 1.         Legal Proceedings

                No change from 10-K for the year ended December 31, 1994, except as previously discussed regarding the ad valorem tax case with the State of Florida.


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



                                 FLORIDA EAST COAST INDUSTRIES, INC.
                                            (Registrant)



Date:  May 3, 1995                        /s/ T. Neal Smith
                                 ________________________________
                                     Vice President & Secretary




Date:  May 3, 1995                      /s/ J.R. Yastrzemski
                                _________________________________
                                            Comptroller