Form 10-Q
period 1995-06-30
FLORIDA EAST COAST INDUSTRIES INC
filed 1995-08-15
CIK 740796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                     Form 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 1995.

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

                 Class                        Outstanding at June 30, 1995
     Common Stock, $6.25 par value                  9,051,987 shares

                       FLORIDA EAST COAST INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                  June 30      December 31
                                                   1995           1994
                                                (Unaudited)
                                                -----------    -----------
                    ASSETS
Current assets:
Cash and cash equivalents                         $  9,802       $ 15,235
Short-term investments                              15,673         14,208
Accounts receivable, net                            26,218         25,669
Materials and supplies                              12,302         11,950
Other                                                5,456          5,743
                                                  --------       --------
        Total current assets                        69,451         72,805

Other investments                                   77,454         79,481

Properties, less accumulated depreciation
 and amortization                                  588,182        561,637

Other assets and deferred charges                    9,928          8,571
                                                  --------       --------
                                                  $745,015       $722,494
                                                  ========       ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                  $ 21,856       $ 21,945
Income taxes                                         1,101            824
Estimated property taxes                             5,643          3,174
Accrued casualty and other reserves                  5,426          5,400
Other accrued liabilities                            2,235          1,712
                                                  --------       --------
     Total current liabilities                      36,261         33,055

Deferred income taxes                              129,689        128,237

Reserves and other long-term liabilities            10,671          8,934

Shareholders' equity:
  Common stock, $6.25 par value; 9,360,000 shares authorized;
   9,271,361 shares issued & outstanding            57,946         57,946
  Capital surplus                                    1,598            101
  Retained earnings                                518,332        507,813
  Net unrealized gain (loss) on debt and
   marketable equity securities                        791           (884)
  Less:
   Treasury stock at cost (219,374 and 271,361
    shares)                                        (10,273)       (12,708)
                                                  --------       --------
       Total shareholders' equity                  568,394        552,268
                                                  --------       --------
                                                  $745,015       $722,494
                                                  ========       ========
                         (See accompanying notes)

                       FLORIDA EAST COAST INDUSTRIES, INC.
                        CONSOLIDATED CONDENSED STATEMENTS
                         OF INCOME AND RETAINED EARNINGS
                (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)

                                           THREE MONTHS          SIX MONTHS
                                           ENDED JUNE 30        ENDED JUNE 30
                                          1995       1994      1995      1994
                                        -------------------------------------
OPERATING REVENUES:
  Transportation                      $ 45,229   $ 41,528   $ 85,052  $ 81,700
  Realty - Land Sales                      540        178        540    13,906
         - Rents & Other                 6,210      4,976     11,966     9,486
                                      --------   --------   --------  --------
  Total revenues                        51,979     46,682     97,558   105,092

OPERATING EXPENSES:
  Transportation                        34,239     29,967     63,316    59,381
  Realty                                 4,356      4,155      8,652     8,896
  General and Administrative             5,231      4,299      9,774     8,372
                                      --------   --------  ---------   --------
     Total expenses                     43,826     38,421     81,742    76,649

Operating profit                         8,153      8,261     15,816    28,443
OTHER INCOME (EXPENSE):
  Dividends                                198         76        290       161
  Interest income                        1,422        909      2,779     1,985
  Interest expense                        (161)       ---       (353)      ---
  Gains on sales and other disposition
   of properties                           685        ---        879       317
  Other (net)                              621          7        346       245
                                      --------   --------  ---------   --------
   Total other income (expense)          2,765        992      3,941     2,708

Income before income taxes              10,918      9,253     19,757    31,151
INCOME TAXES:
 Current                                 3,808      4,159      7,080     7,442
 Deferred                                  286        (25)       329     4,384
                                      --------   --------  ---------  ---------
  Total income taxes                     4,094      4,134      7,409    11,826

Income before minority interest          6,824      5,119     12,348    19,325
  Less:  minority interest                 (24)       ---        (24)      ---
                                      --------   --------  ---------  ---------
Net income                            $  6,800   $  5,119  $ 12,324   $ 19,325

Retained earnings:
 Balance at beginning of year          512,437    490,114   507,813    476,808
 Cash dividends                           (905)      (900)   (1,805)    (1,800)
                                      --------   --------  --------   --------
Balance at end of period              $518,332   $494,333  $518,332   $494,333
                                      ========   ========  ========   ========
Per Share Data:
 Cash dividends                       $   0.10   $   0.10  $   0.20   $   0.20
                                      ========   ========  ========   ========
Earnings per common share             $   0.76   $   0.57  $   1.37   $   2.15
                                      ========   ========  ========   ========
                             (See accompanying notes)

                         FLORIDA EAST COAST INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Dollars in Thousands)
                                      (Unaudited)

                                                      SIX MONTHS ENDED JUNE 30

                                                        1995            1994
                                                        ----            ----
Cash flows from operating activities:
 Net income                                          $12,324         $19,325
 Adjustments to reconcile net income to cash
  generated:
   Depreciation and amortization                      11,222          10,638
   Minority interest in income                            24             ---
   Gain on disposition of assets                        (879)           (317)
   Deferred taxes                                        329           4,384
   Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable, net     (549)            605
    (Increase) decrease in other current assets          (65)           (678)
    (Increase) decrease in other assets and
     deferred charges                                 (1,357)            167
    (Decrease) increase in accounts payable              (89)            767
    Increase in income taxes payable                     277             ---
    Increase (decrease) in estimated property taxes    2,469             270
    Increase (decrease) in other current liabilities     549          (1,980)
    Increase in reserves and other long-term
     liabilities                                       1,737             888
                                                     -------         -------
Net cash generated by operating activities            25,992          34,069

Cash flows from investing activities:
 Purchases of properties                             (43,774)        (27,100)
 Purchases of investments:
  Available-for-sale                                 (16,401)         (2,033)
  Held-to-maturity                                   (15,645)        (44,554)
 Maturities and redemption of investments:
  Available-for-sale                                  18,193           1,789
  Held-to-maturity                                    22,000          31,738
 Proceeds from disposition of assets                   6,007             311
                                                     -------         -------
Net cash used in investing activities                (29,620)        (39,849)

Cash flows from financing activities:
 Payment of dividends                                 (1,805)         (1,800)
                                                     -------         -------
Net cash used in financing activities                $(1,805)        $(1,800)

Net (decrease) increase in cash & cash equivalents    (5,433)         (7,580)
Cash and cash equivalents at beginning of period      15,235          14,438
                                                     -------         -------
Cash and cash equivalents at end of period           $ 9,802         $ 6,858
                                                     =======         =======
Supplemental disclosure of cash flow information:
 Cash paid during the quarter for income taxes       $ 7,208         $ 8,237
                                                     =======         =======
 Cash paid during the quarter for interest           $   206         $   ---
                                                     =======         =======
                            (See accompanying notes)

                       FLORIDA EAST COAST INDUSTRIES, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                  (Unaudited)



1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments considered necessary to present fairly the financial position as of June 30, 1995, and December 31, 1994, and the results of operations and cash flows for the three month and six month periods ended June 30, 1995, and June 30, 1994. The adjustments to the unaudited financial statements consist only of normal recurring accruals.

2. The results of operations for the six months ended June 30, 1995, and 1994, are not necessarily indicative of the results that may be expected for the full year.

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

     The Company is subject to proceedings arising out of environmental laws and regulations, which primarily relate to the disposal and use of fuel and oil used in the transportation business. It is the Company's policy to accrue and charge against earnings environmental cleanup costs when it is probable that a liability has been incurred and an amount can be reasonably estimated. The estimated liability for environmental costs was determined without consideration of possible recoverables through state reimbursement programs. The only time environmental recoverables are recorded in the books of the Company is at the time a claim is filed with the state.

     The Company is currently a party to, or involved in, legal proceedings directed at the cleanup of three Superfund sites. The Company has accrued its allocated share of the total estimated cleanup costs of $.06 million for these three sites. Based upon management's evaluation of the other potentially responsible parties, the Company does not expect to incur additional amounts even though the Company has joint and several liability. Other proceedings involving environmental matters such as alleged discharge of oil or waste material into water or soil are pending against the Company and have been considered in the environmental accrual of $3.3 million as of June 30, 1995.

     It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. Recurring operational environmental expenses are estimated to be substantially the same as the past four years, approximately $.3 million per year.

4. Because a large percentage of the Company's properties are long-lived, asset replacement will be at a higher cost and will take place over many years. The acquisition of new assets will result in higher depreciation charges and, in the case of Realty, higher taxes and operating costs.

     Generally accepted accounting principles require the use of historical costs in preparing financial statements. This approach disregards the effect of inflation on the replacement cost of property and equipment. The Company is a capital-intensive company and has approximately $770 million invested in such assets as of December 31, 1994. The replacement costs of these assets, as well as the related depreciation expense, would be substantially greater than the amounts reported on the basis of historical costs.


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
         CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS

     The composition of Transportation revenues and expenses changed during the second quarter 1995. Primarily, this change was related to the acquisition of an 80% ownership in International Transit, Inc. (ITI), a common motor carrier serving most of the southeastern United States. Secondarily affecting this change was the commencement on April 1, 1995, of a haulage agreement with a connecting rail carrier under which the connecting rail carrier's intermodal shipments are handled in wholesale fashion to and from the Company's south Florida intermodal terminals.

     The purchase of ITI, which had 1994 operating revenues in excess of $21 million, is expected to compliment the Company's Transportation segment since a significant portion of its truckload shipments are susceptible to highway-rail intermodal movement. The consolidation of ITI's revenues and expenses into the Company's financials as of April 1, 1995, contributed to certain changes being recorded in Transportation revenues and expenses.

     Rail haulage arrangements are a recent innovation on a number of rail carriers and basically involves a carrier agreeing to move a connecting rail carrier's freight cars, containers and/or trailers in a wholesale fashion under which the rail carrier providing the wholesale service has little or no responsibilities for the movements other than to provide line-haul and switching services. These services may include the providing of crews and motive power or may provide variations involving one or more of these. For example, as a quid pro quo for the Company granting the haulage agreement to its south Florida terminals as mentioned above, the Company received a haulage agreement enabling FEC Railway to move intermodal freight to and from a terminal established by FEC at Macon, Georgia. In the case of the agreement granted by FEC, the connecting carrier's intermodal traffic is moved in regular FEC trains at a cost for each container/trailer platform whether loaded or empty.
In the case of the agreement received by FEC, the connecting carrier only provides a crew to move FEC-owned locomotives and cars loaded with containers or trailers. Charges are, of course, set in accordance with the service provided.

     The haulage agreement granted by FEC to the connecting carrier results in FEC's receipt of less revenue offset by the payment by FEC of less expense such as per diem for cars and trailers; cost of ramping and deramping of equipment from flat cars; costs associated with administrative procedures such as billings and collections; and other intangible savings such as credit risks, etc. Revenues and expenses attributable to FEC's Macon operation are, of course, recorded as if the movement was all over tracks and facilities owned by FEC.

     Discounting the land sales, operating revenues increased $5.83 million in first half 1995 versus first half 1994; $4.94 million in second quarter 1995 versus second quarter 1994; and $5.86 million in second quarter 1995 versus first quarter 1995.

     These increases are attributable to the inclusion of ITI's April-June 1995 operating revenues and expenses into the Company's financials, the revenues and expenses from the Macon operation, and the offset in some measure by the decreases in revenues associated with the haulage operation. The contribution to net income by ITI did not significantly impact the consolidated net income of the Company.

     Other factors affecting changes in revenues include a decrease in rock shipments in second quarter 1995 because of unusually rainy weather and mine equipment breakdowns adversely affecting mine operations. The Company also expects rock shipments to match or exceed prior year volumes for the balance of 1995. Rents and other revenues for each of the comparable periods reflect increases attributable primarily to increase in inventory of space available for lease and to a lesser extent to increase in rent rates.

     Operating revenues for 1995, with exception of land sales revenues, are expected to continue to reflect increases over first quarter 1995 and comparable 1994 periods for at least the next three quarters because of the introduction of ITI into consolidated results.

     Sales of realty properties for the six months ending June 30, 1995, compared to the same period in 1994, decreased by $13.37 million. This decrease in 1995 land sales is attributable primarily to the single sale of realty property for approximately $11.30 million to the State of Florida in the first quarter 1994.

     Operating expenses for the first six months of 1995 increased $5.09 million to $81.74 million as compared to $76.65 million for 1994. Operating expenses for the second quarter 1995 increased $5.41 million from the same period in 1994. Comparing second quarter with first quarter 1995, operating expenses increased $5.91 million.

     Transportation expenses, when comparing six months of 1995 with six months of 1994, increased $3.94 million. When comparing second quarter 1995 with second quarter 1994, Transportation operating expenses increased $4.27 million. These increases primarily represent the cost of third-party contractors doing work previously performed by the Company's trucking subsidiaries, namely Operations Unlimited, Inc., and Florida East Coast Highway Dispatch Company, and the inclusion of International Transit, Inc.'s, expenses into the Company's consolidated financials. When comparing the second quarter 1995 with first quarter 1995, Transportation operating expenses increased $5.16 million, and this increase is again primarily attributable to the inclusion of ITI into the consolidated financials.

     The inclusion of ITI's revenues and expenses into the Company's financials and the decreases in revenues and expenses associated with the haulage agreement will continue to affect period-to-period comparisons throughout the balance of the year.

     Realty operating expenses decreased by $.24 million when comparing six months of 1995 with six months of 1994. When comparing second quarter 1995 with second quarter 1994, Realty operating expenses increased $.20 million. These increases in Realty operating expenses did not include unexpected changes when compared to budgetary projections.

     General and Administrative expenses increased $1.40 million when comparing first six months of 1995 with same period 1994, and $.93 million when comparing second quarter 1995 with second quarter 1994. Again, the inclusion of ITI's expenses into consolidated financials of the Company represents those increases.

     As information, environmental costs continue to be insignificant expenditures and represent less than .12% of total revenues or .33% of total current assets. Compliance with the federal, state, and local laws and regulations relating to the protection of the environment have not affected the Company's capital additions, earnings, or competitive position, nor does management anticipate any future problems which will adversely affect the Company's financial situation based on the information available today. The Company's policy is to actively prevent environmental problems, and management is confident current accruals for present and future environmental costs are sufficient and represent the upper limit of the Company's exposure.

     Other Income for the second quarter 1995 compared to the second quarter 1994 and the six months ending June 30, 1995, versus 1994, reflects increases of $1.77 million and $1.23 million, respectively. These increases are primarily reflective of the improvements in dividends and the interest rates on investments in 1995 versus 1994.

                       LIQUIDITY AND CAPITAL RESOURCES


FEC's principal sources of liquidity include cash generated by operations, earnings on invested cash, and earnings on its investment portfolios, consisting largely of U.S. Treasury securities for its short-term investments, and approximately $41 million being actively managed in other diversified investment funds.

Current cash generations are used for capital expenditures in the Transportation and Realty sectors and in payment of dividends. The investment portfolios are informally dedicated to major real estate development.

Cash and short-term investments decreased $3.96 million to $25.48 million at June 30, 1995, from $29.44 million at year-end 1994. The investment portfolios decreased $2.03 million to $77.45 million at June 30, 1995, from $79.48 million at year-end 1994. The Company's working capital position changed from a ratio of 2.20 to 1.00 at year-end 1994 to a ratio of 1.39 to 1.00 at March 31, 1995, and to a ratio of 1.92 to 1.00 at June 30, 1995.

There were no significant changes in debt, reserves, or other liabilities during the six-month period. Authorized capital projects at June 30, 1995, decreased to approximately $30.42 million authorized and outstanding from $36.20 million as of December 31, 1994.

                          PART II - OTHER INFORMATION


Item 1.         Legal Proceedings

                No change from 10-K for the year ended
                December 31, 1994.


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



                                      FLORIDA EAST COAST INDUSTRIES, INC.
                                                  (Registrant)



Date:  August 15, 1995                         /s/ T. Neal Smith
                                      ___________________________________
                                           Vice President & Secretary
                                          (Principal Financial Officer)



Date:  August 15, 1995                        /s/ J.R. Yastrzemski
                                      ___________________________________
                                                  Comptroller