Form 10-Q
period 1995-09-30
FLORIDA EAST COAST INDUSTRIES INC
filed 1995-11-13
CIK 740796

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                      For the period ended September 30, 1995

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

            Class                              Outstanding at September 30, 1995
Common Stock, $6.25 par value                           9,051,987 shares

                    FLORIDA EAST COAST INDUSTRIES, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                         (Dollars in Thousands)

                                                     SEPTEMBER      DECEMBER
                                                       1995           1994
                                                    (Unaudited)
                                  ASSETS
Current assets:

 Cash and cash equivalents                          $  4,286       $ 15,235
 Short-term investments                               14,554         14,208
 Accounts receivable, net                             26,109         25,669
 Materials and supplies                               11,687         11,950
 Other                                                 7,554          5,743
                                                    --------       --------
   Total current assets                               64,190         72,805

Other investments                                     86,757         79,481

Properties, less accumulated depreciation and
 amortization                                        594,097        561,637

Other assets and deferred charges                      8,693          8,571
                                                    --------       --------
                                                    $753,737       $722,494
                                                    ========       ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

 Accounts payable                                   $ 20,823       $ 21,945
 Income taxes                                          1,343            824
 Estimated property taxes                              8,125          3,174
 Accrued casualty and other reserves                   5,349          5,400
 Other accrued liabilities                             1,708          1,712
                                                    --------       --------
   Total current liabilities                          37,348         33,055

Deferred income taxes                                130,468        128,237

Reserves and other long-term liabilities              10,768          8,934

Shareholders' equity:
 Common stock, $6.25 par value; 9,360,000 shares
  authorized; 9,271,361 shares issued and outstanding 57,946         57,946
 Capital surplus                                       1,598            101
 Retained earnings                                   524,570        507,813
 Net unrealized gain (loss) on debt and marketable
  equity securities                                    1,312           (884)
 Less:
  Treasury stock at cost (219,374 & 271,361 shares)  (10,273)       (12,708)
                                                    --------       --------
Total shareholders' equity                           575,153        552,268
                                                    --------       --------
                                                    $753,737       $722,494
                                                    ========       ========
                              (See accompanying notes)

                      FLORIDA EAST COAST INDUSTRIES, INC.
       CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
              (Dollars in Thousands Except Per Share Amounts)
                                 (Unaudited)

                                          THREE MONTHS          NINE MONTHS
                                         ENDED SEPT. 30        ENDED SEPT. 30
                                        1995        1994      1995       1994
OPERATING REVENUES:
 Transportation                       $ 43,431   $ 40,387   $128,483   $122,087
 Realty-Land Sales                       2,000          2      2,540     13,908
       -Rents & Other                    6,279      5,340     18,245     14,826
                                      --------   --------   --------   --------
  Total revenues                        51,710     45,729    149,268    150,821

OPERATING EXPENSES:
 Transportation                         32,373     31,171     95,689     90,552
 Realty                                  4,484      4,106     13,136     12,460
 General and Administrative              5,212      3,887     14,986     12,801
                                      --------   --------   --------   --------
  Total expenses                        42,069     39,164    123,811    115,813

Operating profit                         9,641      6,565     25,457     35,008

OTHER INCOME (EXPENSE):
 Dividends                                  62         77        352        238
 Interest income                         1,387      1,430      4,167      3,415
 Interest expense                         (151)         0       (504)         0
 Gains on sales and other
  disposition of properties                (90)     1,824        789      2,140
 Other (net)                               599        116        945        361
                                      --------   --------   --------   --------
   Total other income (expense)          1,807      3,447      5,749      6,154

Income before income taxes              11,448     10,012     31,206     41,162

INCOME TAXES:
 Current                                 3,842      2,854     10,922     10,296
 Deferred                                  452        446        781      4,830
                                      --------   --------   --------   --------
   Total income taxes                    4,294      3,300     11,703     15,126

Income before minority interest          7,154      6,712     19,503     26,036
   Less:  minority interest                (12)         0        (36)         0
                                      --------   --------   --------   --------
Net income                            $  7,142   $  6,712   $ 19,467   $ 26,036

Retained earnings:
 Balance at beginning of year          518,332    494,332    507,813    476,808
 Cash dividends                           (904)      (900)    (2,710)    (2,700)
                                      --------   --------   --------   --------
 Balance at end of period             $524,570   $500,144   $524,570   $500,144
                                      ========   ========   ========   ========
Per share data:
 Cash dividends                       $   0.10   $   0.10   $   0.30   $   0.30
                                      ========   ========   ========   ========
Earnings per common share             $   0.79   $   0.75   $   2.16   $   2.90
                                      ========   ========   ========   ========
                               (See accompanying notes)

                          FLORIDA EAST COAST INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Dollars in Thousands)
                                     (Unaudited)

                                                    NINE MONTHS ENDED SEPT. 30

                                                      1995             1994
                                                     ------           ------
Cash flows from operating activities:
 Net income                                         $19,467          $26,036
 Adjustments to reconcile net income
  to cash generated:
  Depreciation and amortization                      16,772           16,042
  Minority interest in income                            36                0
  Gain on disposition of assets                        (789)          (2,140)
  Deferred taxes                                        781            4,830
  Net changes in operating assets and liabilities:
   Accounts receivable, net and inventory               939            2,165
   Other current assets                              (1,492)             394
   Other assets and deferred charges                  4,049           (1,556)
   Accounts payable                                  (2,223)            (419)
   Income taxes payable                                 519              598
   Estimated property taxes                           4,951            3,082
   Other current liabilities                           (384)          (2,241)
   Reserves and other long-term liabilities           1,475              745
                                                    -------          -------
Net cash generated by operating activities           44,101           47,536

Cash flows from investing activities:
 Purchases of properties                            (50,397)         (39,440)
 Purchases of investments:
   Available-for-sale                               (26,209)         (10,082)
   Held-to-maturity                                 (33,503)         (48,138)
 Maturities and redemption of investments:
   Available-for-sale                                24,215            8,488
   Held-to-maturity                                  31,600           34,597
 Proceeds from disposition of assets                  1,954            5,277
                                                    -------          -------
Net cash used in investing activities               (52,340)         (49,298)

Cash flows from financing activities:
 Payment of dividends                                (2,710)          (2,700)
                                                    -------          -------
Net cash used in financing activities               $(2,710)         $(2,700)

Net decrease in cash and cash equivalents           (10,949)          (4,462)
Cash and cash equivalents at beginning of period     15,235           14,438
                                                    -------          -------
Cash and cash equivalents at end of period          $ 4,286          $ 9,976
                                                    =======          =======
Supplemental disclosure of cash flow information:
 Cash paid for income taxes                         $10,885          $10,517
                                                    =======          =======
 Cash paid for interest                             $   151          $     0
                                                    =======          =======
                             (See accompanying notes)

                       FLORIDA EAST COAST INDUSTRIES, INC.
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (Dollars in Thousands)
                                   (Unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of September 30, 1995, and December 31, 1994, and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 1995, and September 30, 1994.

2. The results of operations for the nine months ended September 30, 1995, and 1994, are not necessarily indicative of the results that may be expected for the full year.

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

4. The Company is subject to proceedings arising out of environmental laws and regulations, which primarily relate to the disposal and use of fuel and oil used in the transportation business. It is the Company's policy to accrue and charge against earnings environmental cleanup costs when it is probable that a liability has been incurred and an amount can be reasonably estimated.

    The estimated liability for environmental costs was determined without consideration of possible recoverables through State reimbursement programs. The only time environmental recoverables are recorded in the books of the Company is at the time a claim is filed with the State.

    The Company is currently a party to, or involved in, legal proceedings directed at the cleanup of two Superfund sites. The Company has accrued its allocated share of the total estimated cleanup costs of $.02 million for these two sites. Based upon management's evaluation of the other potentially responsible parties, the Company does not expect to incur additional amounts even though the Company has joint and several liability. Other proceedings involving environmental matters such as alleged discharge of oil or waste material into water or soil are pending against the Company and have been considered in the environmental accrual of $2.8 million as of September 30, 1995.

    Recurring operational environmental expenses are estimated to be substantially the same as the past four years, approximately $.3 million per year. Future environmental costs are impossible to quantify because many environmental issues relate to the actions of third parties or changes in environmental regulations. The ultimate disposition of currently known environmental issues will not have a material effect on the financial position or liquidity of the Company in any one period.

5. Generally accepted accounting principles require the use of historical costs in preparing financial statements. This approach disregards the effect of inflation on the replacement cost of property and equipment. The Company is a capital-intensive company and has approximately $770 million invested in such assets as of December 31, 1994. The replacement costs of these assets, as well as the related depreciation expense, would be substantially greater than the amounts reported on the basis of historical costs.

6. Certain prior year data has been reclassified to conform to the current year presentation.

7. On March 30, 1995, the Company purchased 80% of the outstanding stock of International Transit, Inc., through the issuance of treasury stock. International Transit, Inc., is a regional truckload carrier. The transaction has been excluded from the Statement of Cash Flows as it did not result in the payment or receipt of cash.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
        CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          RESULTS OF OPERATIONS

Total revenues for the first nine months of 1995 versus 1994 decreased by $1.6 million or 1.0%. Discounting the land sales, operating revenues increased $9.8 million or 7.2% in the first nine months of 1995 versus the first nine months of 1994. When comparing third quarter 1995 with third quarter 1994, operating revenues increased $6.0 million, and discounting land sales during the same periods, operating revenues increased $4.0 million.

As reported in the second quarter 1995 10-Q, the composition of the revenues and expenses of the transportation segment of the Company has changed. Primarily, the change is related to the consolidation of International Transit, Inc.'s (ITI), revenues and expenses into the Company's financials as of April 1, 1995. However, the contribution to net income by ITI did not significantly impact the consolidated net income of the Company. Also contributing to the change was the implementation on April 1, 1995, of a haulage agreement with a connecting rail carrier whereby the connecting rail carrier's intermodal shipments are handled in wholesale fashion to and from the Company's South Florida intermodal terminals. Finally, as a result of this haulage agreement, a quid pro quo haulage agreement with the same connecting carrier was implemented on April 1, whereby the Company is able to move intermodal freight to and from a terminal established by FEC at Macon, Georgia.

An analysis of the various classifications of traffic within the transportation segment of the Company for the first nine months of 1995 versus 1994 indicates a moderate decline in shipments. Synonymous with the second quarter 1995, rock shipments decreased because of unusually rainy weather when comparing the first nine months of 1995 to the same period in 1994, the third quarter 1995 with third quarter 1994, and third quarter 1995 with second quarter 1995.

1995 has been a year of change for the automobile industry. Rental car companies are retaining vehicles for an extended period of time. Primary vehicle handlers have experienced strikes by unions during the third quarter 1995. As a result, automobile shipments have declined during all the comparative periods of 1995 with 1994.

Intermodal traffic has been relatively flat for the first nine months of 1995 versus 1994. Motor carrier competition has intensified because of surplus equipment and drivers which has adversely affected the use of rail by shippers. This decrease in intermodal traffic is illustrated in the fact that one of the Company's connecting carriers, which has been a major provider of intermodal shipments to the Company, is experiencing its worst year since the inception of its intermodal service.

The only positive trend in the rail traffic is related to all other carloads. All other carload shipments increased by 6.9% and 4.8% for the first nine months and for the third quarter 1995, respectively, when compared to the same periods in 1994, but declined 11.1% when comparing third quarter with second quarter 1995. This traffic has been defined as fructose, building materials, raw sugar, beverages, and other consumer products.

Fourth quarter rock traffic projections indicate an increased number of shipments over the same period in 1994, providing the weather improves. Projections for automotive and intermodal shipments for the fourth quarter 1995 continue to be disappointing. All other carload traffic projections indicate a positive trend into and beyond the fourth quarter 1995.

Sales of realty properties for the nine months ending September 30, 1995, compared to the same period in 1994, decreased by $11.4 million. This decrease in 1995 land sales is primarily attributable to the single sale of realty property for approximately $11.4 million to the State of Florida in the first quarter 1994. Discounting this single sale of realty property, land sales remained approximatley the same for the first nine months of 1995 versus 1994.

Rents and other realty revenues for the first nine months of 1995 increased $3.4 million over the same period in 1994. Comparing third quarter 1995 with third quarter 1994 and second quarter 1995, rents and other realty revenues increased $.9 million and $.07 million, respectively.

Operating expenses for the first nine months of 1995 increased $8.0 million from $115.8 million in 1994 to $123.8 million in 1995. Operating expenses for the third quarter 1995 increased $2.9 million from the same period in 1994. Operating expenses decreased $1.8 million from second quarter to third quarter 1995.

When comparing the first nine months of 1995 with the first nine months of 1994, transportation expenses increased $5.1 million. When comparing third quarter 1995 with third quarter 1994, transportation operating expenses increased $1.2 million. These increases primarily represent the inclusion of ITI's expenses into the Company's consolidated financials. When comparing the third quarter 1995 with second quarter 1995, transportation operating expenses decreased $1.9 million.

The inclusion of ITI's revenues and expenses into the Company's financials and the decrease in revenues and expenses associated with the haulage agreement will continue to affect period-to-period comparisons throughout the balance of the year.

Realty operating expenses increased by $.7 million when comparing the first nine months of 1995 with the first nine months of 1994. When comparing third quarter 1995 with third quarter 1994, realty operating expenses increased $.4 million and remained approximately the same when comparing third quarter with second quarter 1995.

General and administrative expenses increased $2.2 million when comparing first nine months of 1995 with same period 1994, and $1.3 million when comparing third quarter 1995 with third quarter 1994, and remained approximately the same when comparing third with second quarter 1995. Again, the inclusion of ITI's expenses into consolidated financials of the Company brought about those increases.

As information, environmental costs continue to be insignificant expenditures and represent less than .12% of total revenues or .33% of total current assets. Compliance with the federal, state, and local laws and regulations relating to the protection of the environment have not affected the Company's capital additions, earnings, or competitive position, nor does management anticipate any future circumstances which will adversely affect the Company's financial situation based on the information available today. The Company's policy is to actively prevent environmental problems, and management is confident current accruals for present and future environmental costs are sufficient and represent the upper limit of the Company's exposure.

Discounting the gain on disposition of properties, other income for the first nine months of 1995 versus 1994 and for the third quarter 1995 compared to the third quarter 1994, reflects increases of $.9 million and $.3 million, respectively. These increases are primarily reflective of the improvements in dividends and the interest rates on investments in 1995 versus 1994.


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

Cash and short-term investments decreased $10.6 million to $18.8 million at September 30, 1995, from $29.4 million at year-end 1994. The investment portfolios increased $7.3 million to $86.8 million at September 30, 1995, from $79.5 million at year-end 1994. The Company's working capital position changed from a ratio of 2.20 to 1.00 at year-end 1994 to a ratio of 1.39 to
1.00 at March 31, 1995, to a ratio of 1.92 to 1.00 at June 30, 1995, and to a ratio of 1.72 to 1.00 at September 30, 1995.

There were no significant changes in debt, reserves, or other liabilities during the nine-month period. Authorized capital projects at September 30, 1995, decreased to approximately $30.0 million authorized and outstanding from $36.20 million as of December 31, 1994.

                        PART II - OTHER INFORMATION

Item 1.                         Legal Proceedings
-------                         -----------------
                                No change from 10-K for the year ended
                                December 31, 1994.

Item 5.                         Other Information
-------                         -----------------
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

                                FLORIDA EAST COAST INDUSTRIES, INC.
                                            (Registrant)

                                           s/s T.N. Smith
                                     Vice President & Secretary
                                       Dated November 6, 1995

                                        s/s J.R. Yastrzemski
                                             Comptroller
                                       Dated November 6, 1995