Form 10-K405
period 1995-12-31
FLORIDA EAST COAST INDUSTRIES INC
filed 1996-04-01
CIK 740796

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1995.

Commission File No. 2-89530

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

Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange on
Title of each class                          which registered
- -------------------                      ------------------------
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

                     Yes     X                No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, or to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated into Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Based on the closing sales price of March 1, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $324,667,639.

The number of shares of the Registrant's common stock, $6.25 par value, is is 9,271,361 shares issued and 9,051,987 shares outstanding at March 1, 1996, with 219,374 shares of treasury stock.

PART I

ITEM 1.  BUSINESS

General

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

Segments

Registrant is segmented into areas of Transportation (principally by rail) and Realty (real estate ownership, development, leasing, and management).

Transportation: Registrant owns 100% of the stock of Florida East Coast Railway Company (Railway) and 80% of the stock of International Transit, Inc.
(ITI).

Railway owns 100% of the stock of seven subsidiary corporations, all of which are included in the consolidated Transportation segment and which, considered in the aggregate, do not constitute a significant subsidiary.

Principal commodities carried by Transportation include automotive vehicles, crushed stone, cement, trailers-on-flatcars, containers-on-flatcars, and basic consumer goods such as foodstuffs. Movement is relatively stable throughout the year with heaviest traffic ordinarily occurring during the first and last quarters of the year.

Railway is the only railroad serving locations along the east coast of Florida between Jacksonville and West Palm Beach. From West Palm Beach to Miami, Railway is competitive with CSX Transportation (CSXT) for rail traffic, excluding that of trailer-on-flatcar/container-on-flatcar traffic which is handled exclusively by Railway under agreement with CSXT. Common motor carriers and owner-operators are competitive throughout the entire transportation system.

Railway is considered generally as a terminating railroad, meaning that there is little or no rail traffic received from one carrier and delivered to another. A significant portion of traffic handled is received from rail connections, CSXT, and Norfolk Southern Railway at Jacksonville, destined to points on Railway's line, whereas a less significant portion is forwarded to those connections for destinations outside Florida. Railway has, in recent years, experienced continuing growth in traffic originating and terminating at points on its own line, and this local traffic is now generating in excess of 46% of rail traffic revenues.

ITI is a common motor carrier providing truckload service throughout most of the southeastern United States which was acquired at the beginning of the second quarter 1995. Since April 1, 1995, ITI's revenues and expenses have been consolidated into the Company's financials and this consolidation has affected period-to-period comparisons throughout the remainder of the year, but did not significantly impact the consolidated net income of the Company.

Realty:  Registrant owns 100% of the stock of Gran Central Corporation
(GCC).

GCC is engaged in the development, lease management, and sales of its property, and general management of all real property included in the consolidated financials. GCC is in competition with other developers and brokers throughout its operating area.

Employees: As of December 31, 1995, the Registrant employed approximately 1,094 employees including 1,061 in Transportation; 28 in Realty; and 5 in Corporate. Approximately 700 employees in Transportation are covered by collective bargaining agreements.

Recent Events: The Registrant (FECI), in press release dated February 26, 1996, announced that a Special Committee of the Board of Directors had previously been appointed to review, in particular, a possible disposition of its Railway subsidiary, Florida East Coast Railway (FEC). The Special Committee recommended to the full Board that the Registrant should pursue a disposition of FECI should pursue a disposition of FEC, but only in conjunction with a disposition of all of FECI's realty subsidiary, Gran Central Corporation
(GCC), and the Board of FECI concurred with the recommendation.

The FECI Special Committee has advised St. Joe Paper Company that the Special Committee will not pursue a disposition of the railroad unless the Committee has adequate assurance that the remaining business of FECI, the real estate operations conducted by its wholly-owned subsidiary, GCC, can also be disposed of on acceptable terms. There can be no assurance when, if and on what terms a disposition of FEC may be made.

The Special Committee has recognized that it might be possible for FECI to merge with another company with substantial railroad operations in a transaction in which no gain or loss would be recognized to FECI or its shareholders. The Company believes that the likelihood of such a merger is significantly lessened as long as GCC remains a FECI subsidiary. St. Joe has indicated to FECI that, if a merger of FECI with another railroad corporation would be facilitated by an exchange of GCC stock for the FECI stock held by St. Joe, St. Joe would be willing to consider exchanging shares of FECI stock it owns for all of the shares of GCC stock held by FECI and in that regard has proposed acquiring all the issued and outstanding shares of common stock per share of GCC in a tax free exchange of its shares in FECI in return for 100% ownersip of GCC stock. St. Joe and FECI has hired an appraisal firm to assist in evaluating the property of GCC, and St. Joe and FECI intend to see if they can negotiate terms of an exchange that will be acceptable to both parties. As yet, there have been no purchase price discussions, and FECI anticipates no such discussions would occur until the completion of the appraisals. Accordingly, there can be no assurance when, if and on what terms St. Joe may acquire GCC from FECI.

President Clinton's Proposed Fiscal 1997 Budget (the "Proposed Budget") could have a substantial and adverse effect upon a merger of FECI with another company subsequent to the acquisition of GCC common stock by St.
Joe in exchange for FECI common stock.   The Proposed Budget would amend
current laws to provide that a merger of FECI with another company within two years of the exchange of GCC common stock for FECI common stock, pursuant to which the FECI shareholders would own less than fifty percent of the voting power, and less than fifty percent of the value, of the stock of the surviving company, could cause FECI to recognize gain on the exchange of the GCC common stock. The gain would be measured by the difference between the fair market value of the GCC common stock and FECI's adjusted tax basis in such stock. Accordingly, there can be no assurance when, if, and on what terms a merger of FECI with another corporation, or sale of FEC or GCC, may be made. Also, there can be no assurance when, if, or on what terms St. Joe may acquire GCC from FECI.

Registrant has no foreign operations.


Item 2.  PROPERTIES

Transportation: Transportation owns approximately 12,000 acres of land property, all located along the east coast of the state of Florida and devoted to railroad operations. In addition to rail right-of-way between Jacksonville and Miami and between Ft. Pierce and Lake Harbor, operating property includes significant switching/classification yards, trailer/container loading/unloading facilities, automobile marshaling yard, maintenance facilities, etc., at major terminals throughout the system.

Transportation physical plant (i.e., track structure, shops, and office buildings) is in excellent condition and includes 351 miles of main track, 91 miles of branch line track, 157 miles of yard switching track, and 184 miles of other tracks, including second main and passing tracks. The main track is generally constructed of 132# rail and other track materials on concrete crossties providing a track structure meeting the needs of today's heavy traffic loads. Certain of the branch line and yard tracks, though in good physical condition, are constructed of materials lighter than the 112# and 115# rail deemed necessary for this trackage, and programs are currently under way to re-lay these tracks with heavier materials. These programs may be expected to extend several years into the future.

Transportation owns 82 diesel electric locomotives, approximately 2,740 freight cars, approximately 97 tractors, and 1,493 trailers for highway revenue service, numerous pieces of rail-mounted and non-rail-mounted work equipment, and numerous automotive vehicles used in maintenance and transportation operations. All equipment owned is in good physical condition.

Realty - Realty owned and managed approximately 19,146 acres of land at year-end 1995, including approximately 346 acres developed with buildings; 1,158 acres developed with infrastructure ready to receive buildings, and approximately 16,511 acres of undeveloped properties including 1,131 acres owned by Transportation but not required for operations. These properties are held for lease, development, and/or sale, and have a situs in fourteen counties of the state of Florida as follows:

Duval                 1,534 acres
St. Johns             3,385   "
Putnam                   87   "
Flagler               3,464   "
Volusia               3,581   "
Brevard               2,799   "
Orange                   79   "
Indian River              3   "
St. Lucie               610   "
Martin                  665   "
Palm Beach              296   "
Broward                  62   "
Dade                  1,684   "
Manatee                 897   "
                     ----------
Total                19,146   "

Realty also owned at year-end 1995 fifty (50) buildings as detailed below:

                  No. of                      Rentable    Year
Location          Bldgs.   Type               Square Ft.  Built
- --------          ------   ----               ----------  -----
duPont Center
Jacksonville, FL    2      Offices            144,000    1987/88

Barnett Plaza
Jacksonville, FL    1      Office              59,000    1982

Gran Park at
Interstate South
Jacksonville, FL    6      Office/Showroom/
                           Warehouses         260,000    1987/89

Gran Park at the    2      Office/Showroom/
Avenues                    Warehouses         101,000    1992
Jacksonville, FL    3      Offices            225,000    1992/93/95
                    1      Office/Warehouse   147,000    1994

Gran Park at
Melbourne           1      Office/Showroom/
Melbourne, FL              Warehouse           28,000    1989

Gran Park at        1      Office/Showroom/
Riviera Beach, FL          Warehouse           62,000    1987
                    2      Rail Warehouses    176,000    1982/87
Lewis Terminals     4      Cross Docks         75,000    1987/91

Gran Park-McCahill
Miami, FL           2      Rail Warehouses    468,000    1992/94

Gran Park at Miami  5      Office/Showroom/
Miami, FL                  Warehouses         368,000    1988/90/92/94
                    4      Office/Warehouses  382,000    1990/91/92/93
                    4      Rail Warehouses    398,000    1989/90/93/94
                    7      Front Load
                           Warehouses         790,000    1991/92/93/95
                    1      Double Front Load
                           Warehouse          239,000    1993
                    1      Office/Service
                           Center              39,000    1994

Hialeah, FL         1      Cross Dock          20,000    1987
                    1      Transit Warehouse   30,000    1975

Pompano Beach, FL   1      Rail Warehouse      54,000    1987
                   --                       ---------
TOTALS             50                       4,065,000

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

ITEM 3.  LEGAL PROCEEDINGS

The Registrant alleged the State, through its "unit assessment procedures," had significantly over assessed the rail operating properties for 1994 and 1995. During 1995, the Registrant settled its legal actions against the State of Florida and several counties of the State concerning the ad valorem taxes for 1994 and 1995. The settlement was within management's estimate of the Company's potential liability, and therefore, had no significant effect on net income.

The Railway has been named as a potentially responsible party for the remediation of a designated Superfund site near Jacksonville, Florida. The USEPA has alleged the Railway caused certain materials to be disposed of at the site over a period of years. The USEPA has offered all named PRP's an opportunity to participate in a pilot allocation program. This program is similar to binding arbitration. If the Company participates in this program, its share of the liability for the remediation of the site will be fixed. The USEPA has also offered to negotiate a separate settlement with certain parties, including the Railway, whom the USEPA considers to be de minimis parties. The Railway believes that, whichever alternative is chosen, its liability for the remediation of the site will not be material.

The Railway has been named as a potentially responsible party for the remediation of a designated Superfund Site in Portsmouth, Virginia. The USEPA has alleged that the Railway caused certain materials to be sent to the site over a period of years. These materials were utilized by the owner of the site in the course of its business which the Railway believes caused the site to become contaminated. The Railway is vigorously opposing any attempt to impose any liability upon the Railway. The owner of the site filed suit in the United States District Court for the Eastern District of Virginia, Norfolk Division, seeking to impose liability upon the defendants, including the Railway, for remediation of the site. Defendant railroad companies have formed a joint defense group and continue to oppose the imposition of any liability upon them. In the event the railroad defendants do not prevail upon the issue of liability, the Railway believes its responsibility for the remediation of the site will not be material.

There are no other legal or regulatory proceedings pending or known to be contemplated which, in the opinion of the General Attorney of the Registrant, are other than normal and incidental to the kinds of businesses conducted by the Registrant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

a. Principal market on which Florida East Coast Industries, Inc., common stock is traded: New York Stock Exchange, Symbol: FLA.

b. The table below presents the high and low market prices and dividend information for Florida East Coast Industries, Inc., common shares:

                                    1995
                                    ----
Quarter Ended     Dec. 31    Sept. 30    June 30    March 31
High              $72 1/8    $76 1/2     $79 3/4    $80 3/4
Low               $64 1/8    $67 1/2     $70 3/8    $65 7/8
Dividends         $.10       $.10        $.10       $.10

                                    1994
                                    ----
Quarter Ended     Dec. 31    Sept. 30    June 30    March 31
High              $77 5/8    $77 1/4     $72 7/8    $67 1/8
Low               $65 1/2    $65 1/4     $61 7/8    $57 5/8
Dividends         $.10       $.10        $.10       $.10

c. The total number of holders of record of Florida East Coast Industries, Inc., common stock as of December 31, 1995, was 829.

ITEM 6.  SELECTED FINANCIAL DATA
         (Dollars in thousands except per share amounts)
         (Unaudited)
                                    Years Ended December 31
                               1995           1994           1993
                               ----           ----           ----
Revenues:
  Operating Revenues       $201,107       $199,544       $181,096
  Other Income                7,924          9,117          5,103
                           --------       --------       --------
  Total Revenues and
     Other Income          $209,031       $208,661       $186,199

  Income before cumulative
   effect of change in
   accounting principle    $ 26,637       $ 34,605       $ 20,779
  Cumulative effect of
   change in accounting
   principle for income
   taxes                          0              0          1,504
                           --------        -------        -------
Net Income                 $ 26,637        $34,605        $22,283
                           ========        =======        =======
Per Share Data
  Cash Dividend            $   0.40        $  0.40        $  0.40
                           ========        =======        =======
  Income before cumulative
   effect of change in
   accounting principle    $   2.95        $  3.85        $  2.31
  Cumulative effect of
   change in accounting
   principle for income
   taxes                   $   0.00        $  0.00        $   .17
                           --------        -------        -------
Net Income Per Common
 Share                     $   2.95        $  3.85        $  2.48

At year-end:
 Total Assets              $756,210       $722,494       $688,445
 Working Capital           $ 38,010       $ 39,750       $ 42,552
 Shareholders' Equity      $581,860       $552,268       $523,038

Average Number of Employees     994          1,319          1,463
*Average Wage per Employee $ 42,215       $ 36,482       $ 33,936

The Items Below Pertain to Railway Operations Only (Not Consolidated)

Revenue Ton-Miles
  (thousands)             4,122,000      4,388,000      4,257,000
*Freight Revenue Per
  Ton-Mile                 $ 0.0345       $ 0.0338       $ 0.0342

Miles of Road Operated
  at Year-End                   442            442            442


Revenues:                                     1992         1991
                                              ----         ----
 Operating Revenues                         $175,755     $166,561
 Other Income                                  8,253       26,108
                                            --------     --------
   Total Revenues and
      Other Income                          $184,008     $192,669
 Income before cumulative effect of
  change in accounting principle            $ 24,045     $ 29,056
 Cumulative effect of change in
  accounting principle for income
  taxes                                     $      0     $      0
                                            --------     --------
Net Income                                  $ 24,045     $ 29,056
                                            ========     ========
Per Share Data
 Cash Dividend                              $   0.40     $   0.40
 Income before cumulative effect of
  change in accounting principle            $   2.67     $   3.21
 Cumulative effect of change in
  accounting principle for income
  taxes                                     $   0.00     $   0.00
                                            --------     --------
Net Income Per Common Share                 $   2.67     $   3.21

At year-end:
 Total Assets                               $670,419     $647,675
 Working Capital                            $ 39,407     $ 38,476
 Shareholders' Equity                       $503,464     $483,020

Average Number of Employees                    1,448        1,507

*Average Wage per Employee                  $ 33,414     $ 32,428

The Items Below Pertain to Railway Operations Only (Not Consolidated)

Revenue Ton-Miles (thousands)              4,158,000    3,862,000

*Freight Revenue Per Ton-Mile               $ 0.0340     $ 0.0344

Miles of Road Operated at Year-End               442          442


Quarterly Financial Data
(Dollars in thousands except per share amounts)

                                                    1995
                                                    ----
                              Dec. 31      Sept. 30      June 30      March 31

Operating Revenues            $51,839      $51,710       $51,979      $45,579

Other Income                  $ 2,176      $ 1,807       $ 2,765      $ 1,176

Operating Expenses            $42,668      $42,069       $43,826      $37,916

Net Income                    $ 7,171      $ 7,142       $ 6,800      $ 5,524

Net Income Per Common Share   $  0.79      $  0.78       $  0.76      $  0.62


                                                    1994
                                                    ----
                              Dec. 31      Sept. 30      June 30      March 31

Operating Revenues            $48,723      $45,729       $46,682      $58,410

Other Income                  $ 2,962      $ 3,447       $   992      $ 1,716

Operating Expenses            $37,177      $39,164       $38,421      $38,227

Net Income                    $ 8,568      $ 6,712       $ 5,119      $14,206

Net Income Per Common Share   $  0.95      $  0.75       $  0.57      $  1.58


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT DISCUSSION AND ANALYSIS OF INCOME STATEMENTS

     This statement summarizes the Company's consolidated income results for the three-year period ending December 31, 1995. The purpose of this discussion is to provide background information for the figures presented, including the significant events which contributed thereto.

      Operating revenues increased throughout the three-year period, with increases of $1.6 million or .8% from year-end 1994 to year-end 1995 and $18.4 million or 10.2% from year-end 1993 to year-end 1994.

      The 1995 increase of $1.6 million in operating revenues was comprised of increases of $10.4 million in transportation revenues and $4.4 million in realty rental income with a decrease of $13.3 million in land sales. The 1994 increase of $18.4 million in operating revenues was comprised of an increase of $.8 million in transportation revenues and $17.7 million in realty revenues including an increase of $13.8 million in land sales.

     As reported in the 10-Qs for 1995 beginning with the second quarter, the composition of the revenues and expenses of the Transportation segment of the Company has changed. The change is related primarily to the consolidation of International Transit, Inc. (ITI) revenues and expenses into the financials as of April 1, 1995. However, the contribution to net income by ITI did not significantly impact the consolidated net income of the Company. Also contributing to the change was the implementation on April 1, 1995, of a haulage agreement with a connecting rail carrier whereby the connecting rail carrier's intermodal shipments were handled in wholesale fashion to and from the Company's south Florida intermodal terminals. The inclusion of ITI's revenues and expenses into the consolidated financials increased the Company's revenues and expenses, whereas the haulage agreement with the connecting carrier reduced revenues and expenses in the consolidated financials.

     The increase in transportation revenues of $10.4 million from 1994 to 1995 is primarily attributable to the consolidation of ITI's revenues of $19.1 million into the Company's finacials. Transportation revenues, discounting ITI's revenues, declined and were attributable to the combination of the haulage agreement previously discussed and the decline in shipments discussed below.

     Transportation rail revenues are derived from four major classifications of traffic: shipments of rock, intermodal (containers and trailers), automotive, and all other commodity type shipments. Brief discussions of the volumes shipped in 1995 and the conditions impacting those volumes are presented below.

     Rock shipments in 1995 were flat when compared to 1994.

     Intermodal shipments in 1995 decreased by 4,404 units or 1.4% when compared to 1994. First quarter 1995 intermodal shipments began with an increase of 3,498 or 4.5% over 1994, but the remainder of 1995 produced a steady decline in this classification of traffic with fourth quarter producing a 6.7% decrease from fourth quarter 1994. The domestic market for intermodal shipments became very competitive with the trucking industry pricing at low levels. As a result, the number of intermodal shipments, both intrastate and interstate, declined. Comparing 1994 with 1993, intermodal shipments decreased by 640 or
 .2%. This decline was attributed to a combination of adverse weather conditions, union strikes, and intracoastal barge competition.

     Automotive shipments during 1994 and 1995 remained relatively unchanged.

     All other shipments in 1995 increased by 5% over 1994. Sizable gains were realized in the origination of shipments of raw sugar with modest gains in shipments of beer, fructose, building materials, and other consumer goods received from connecting carriers. When comparing 1994 with 1993, carload traffic other than rock and automobile increased by 6.4% which was attributed to positive trends in plywood and lumber reload traffic, bulk commodities, and cement.

     Realty land sales decreased by $13.3 million in 1995 when compared to 1994. This decrease was primarily attributable to the single sale of realty property for approximately $11.3 million to the State of Florida in the first quarter 1994. Discounting this single sale, land sales decreased by $2.0 million in 1995 when compared to 1994. When comparing land sales in 1994 versus 1993, land sales increased $13.8 million mainly because of the single sale of realty property discussed previously.

     Realty rental income increased by $4.4 million in 1995 compared to 1994 and $3.9 million in 1994 compared to 1993. These increases resulted primarily from new buildings coming on-line during these periods.

     As of year-end 1995, Gran Central Corporation owned fifty (50) buildings with approximately 4.1 million square feet of leasable space. In 1995 approximately 300,000 square feet was added to the inventory of leasable space. Approximately 95% of the 4.1 million square feet of leasable space was under lease at year-end 1995 as compared to 90% in 1994 and 88% in 1993. The Company expects rental revenue to continue to increase as new space is constructed and added to inventory.

     Under construction at year-end were five new buildings which, upon completion, will add an additional .6 million square feet of leasable space. Since the Company is primarily involved in ongoing development of land for construction of buildings for lease, only occasional realty sales are anticipated.

     Operating expenses increased $13.5 million or 8.8% in 1995 from 1994 and $5.0 million or 3.4% in 1994 from 1993. The 1995 increase of $13.5 million was primarily related to the inclusion of ITI's expenses into the Company's consolidated financials.

     Discounting ITI's operating expenses of $18.9 million from the consolidated operating expenses, operating expenses decreased $5.4 million or 3.5% when comparing 1995 with 1994. When comparing 1994 with 1993, operating expenses increased by $5.0 million or 3.4%. The operating expense changes were primarily attributable to the out-sourcing of services previously performed by Railway's subsidiaries and the implementation of the haulage agreement in second quarter 1995. The 1994 operating expense increase of $5.0 million over 1993 was attributed generally to inflationary increases and an increase in property taxes of $3.8 million as a result of a credit emanating from a favorable tax settlement in 1993 reducing operating expenses in that year.

     Other income decreased by $1.2 million in 1995 compared to 1994. This was primarily attributed to the decrease in gains on sale of assets in the amount of $2.8 million offset by the increase in other income of $1.3 million representing gains on investments. Other income for the 1994 and 1993 periods reflects gains on sales and other disposition of properties of $4.0 million and $.5 million, respectively.

     Income taxes decreased by $5.2 million in 1995 from 1994 and increased by $3.6 million in 1994 from 1993 primarily due to changes in income before income taxes for those comparative periods.

MANAGEMENT DISCUSSION AND ANALYSIS OF BALANCE SHEETS

     The Consolidated Balance Sheets provide information about the nature and amounts of the Company's investments, its obligations to creditors, and its shareholders' equity at the end of the year. This information complements data found in the Consolidated Statements of Income and Retained Earnings and is designed to contribute to the shareholders' understanding of the Company.

     Total current assets for 1995 decreased by $2.7 million when compared to 1994. This change is represented primarily by decreases of $5.4 million in cash, cash equivalents, and short-term investments, $1.7 million in materials and supplies, increases of $2.9 million in accounts receivable, and $1.5 million in other current assets. Large liquid reserves are maintained to meet the Company's commitment to realty construction and development.

     Other investments decreased by $10.3 million in 1995 from 1994 to a total of $69.2 million. This decrease was attributed primarily to realty development and construction in 1995. Other investments include approximately $42.3 million of a portfolio managed actively in diversified investment funds and the balance being invested in U.S. Treasury Bills and similar highly liquid investments. These investments are classified as long-term because of management's intent to use them to finance major realty construction projects.

     At year-end 1995 and currently, the Company had four major realty development projects in progress: Gran Park at Jacksonville, Gran Park at the Avenues, Gran Park at Deerwood (all in Jacksonville), and Gran Park at Miami.

     Construction activities in these parks contributed significantly to the $47.0 million increase in properties from 1994 to 1995. The additions in 1995 amounted to approximately .3 million square feet of leasable space represented by three new buildings.

     Total current liabilities in 1995 decreased approximately $1.0 million when compared to 1994. This change was primarily attributable to decreases of $1.6 million in accounts payable, $.2 million in casualty and other reserves, and $.2 million in income taxes. These decreases were offset by increases in property taxes of $.2 million and other liabilities of $.8 million.

     The Company is subject to proceedings arising out of environmental laws and regulations, which primarily relate to the disposal and use of fuel and oil used in the transportation business. It is the Company's policy to accrue and charge against earnings environmental cleanup costs when it is probable that a liability has been incurred and an amount can be reasonably estimated. As assessments and cleanups proceed, these accruals are reviewed and adjusted.

     The estimated liability for environmental costs was determined without consideration of possible recoverables through State reimbursement programs. The only time environmental recoverables are recorded in the books of the Company is at the time a claim is filed with the State.

     Compliance with the federal, state, and local laws and regulations relating to the protection of the environment has not affected the Company's capital additions, earnings, or competitive position, nor does management anticipate any future problems will adversely affect the Company's financial situation based upon the information available today.

     Environmental expenditures for capital improvements and infrequent expenditures for ongoing operations and maintenance have historically been significant to the operations of the Company. Management does not anticipate any changes in these expenditures.

     The Company's financial position continues to be strong as indicated by the current ratios of 2.20 in 1994 and 2.19 in 1995. The Company has no long-term debt or open lines of credit, nor does the Company anticipate that any will be negotiated in the foreseeable future. The Company is not obligated under any significant capital or operating-type leases, except for the short-term leasing of locomotives, freight cars, trailers, and data processing equipment.

     As of December 31, 1995, the Company had authorized approximately $33.2 million for capital expenditures, of which 83% represented realty development and construction. These expenditures are expected to be funded from current operations supplemented, as necessary, by cash and investments currently on hand.

MANAGEMENT DISCUSSION AND ANALYSIS OF STATEMENTS OF CASH FLOWS

    The Statements of Cash Flows detail the Company's cash flow from operating, investing, and financing activities during the year. Since the Company does not use debt to finance its operations, the sources of funds throughout the year are exclusively generated by operating and investing activities. To date these sources have been sufficient to fund the purchases and construction of properties and pay dividends.

     Net income for 1995 decreased approximately $8.0 million when compared to 1994, and 1994 increased approximately $12.3 million when compared to 1993.

     The changes in net cash generated by operating activities from 1994 to 1995 and from 1993 to 1994 were primarily attributable to changes in net incomes and the associated timing differences of remitted cash receipts and payments for those comparative periods.

     The composition of gains on disposition of assets includes gains on non-realty land sales of $1.3, $4.0, and $.5 million for the years 1995, 1994, and 1993, respectively.

     The purchases of properties for 1995, 1994, and 1993 amounted to $70.6 million, $49.3 million, and $54.7 million, respectively. Purchases of properties for the past three years have been financed primarily from cash generated by operating activities with the balance of the funding being applied from investments.

     The Company is a capital intensive company and has approximately $830 million invested in such assets. Generally accepted accounting principles require the use of historical costs in preparing financial statements. This approach disregards the effect of inflation on the replacement cost of property and equipment. Therefore, the replacement costs of these assets, as well as the related depreciation expense, would be substantially greater than the amounts reported on the basis of historical costs. The acquisition of new assets will also result in higher depreciation charges and, in the case of realty, higher taxes and operating costs.

     Cash flows from financing activities for the past three years represent dividend payments.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

The Board of Directors and Shareholders
Florida East Coast Industries, Inc.:

We have audited the consolidated financial statements of Florida East Coast Industries, Inc., and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and signficiant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Florida East Coast Industries, Inc., and subsidiaries as of December 31, 1995, and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for investments to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," at December 31, 1993. As discussed in Note 3, the Company changed its method of accounting for income taxes effective January 1, 1993, to adopt the provisions of the Financial Accounting Standards Board's SFAS No. 109, "Accounting for Income Taxes."

s/s KPMG Peat Marwick

Certified Public Accountants
Jacksonville, Florida

January 29, 1996


CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Years ended December 31, 1995, 1994, and 1993
(Dollars in thousands except per share amounts)
                                                    Years ended December 31
                                                  1995        1994       1993
Operating Revenues:
  Transportation                              $173,507    $163,098   $162,318
  Realty - Land Sales                            2,830      16,100      2,320
         - Rents & Other                        24,770      20,346     16,458
                                              --------    --------   --------
    Total Revenues                             201,107     199,544    181,096
                                              --------    --------   --------
Operating Expenses:
  Transportation                               129,618     120,147    117,789
  Realty                                        17,025      16,796     13,403
  General and Administrative                    19,836      16,046     16,766
                                              --------    --------   --------
    Total Expenses                             166,479     152,989    147,958
                                              --------    --------   --------
Operating Profit                                34,628      46,555     33,138

Other Income (Expense):
  Dividends                                        440         320        326
  Interest Income                                5,359       4,614      3,920
  Interest Expense                                (639)        (48)         0
  Gains on sales and other disposition of prop   1,280       4,038        535
  Other (net)                                    1,484         193        322
                                              --------    --------   --------
    Total Other Income (Expense)                 7,924       9,117      5,103
                                              --------    --------   --------
Income before income taxes and cumulative
  effect of change in accounting principle      42,552      55,672     38,241
Income Taxes: (Note 8)
  Current                                       13,028      13,990     11,807
  Deferred                                       2,887       7,077      5,655
                                              --------    --------   --------
    Total Income Taxes                          15,915      21,067     17,462
                                              --------    --------   --------
Income before cumulative effect of change
  in accounting principle                       26,637      34,605     20,779
Cumulative effect of change in accounting
  principle for income taxes                         0           0      1,504
                                              --------    --------   --------
Net Income                                      26,637      34,605     22,283
                                              --------    --------   --------
  Balance at beginning of year                $507,813    $476,808   $458,125
  Cash dividends                                (3,616)     (3,600)    (3,600)
                                              --------    --------   --------
  Balance at Year-end                         $530,834    $507,813   $476,808
                                              ========    ========   ========
Per share data:
Cash dividends                                $   0.40    $   0.40   $   0.40
                                              --------    --------   --------
Income before cumulative effect of change
  in accounting principle                     $   2.95    $   3.85   $   2.31
Cumulative effect of change in accounting
  principle for income taxes                      0.00        0.00       0.17
                                              --------    --------   --------
Net income                                    $   2.95    $   3.85   $   2.48
                                              ========    ========   ========
See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
December 31, 1995, and 1994
(Dollars in thousands except per share amounts)
                                                              1995       1994
Assets
Current Assets:
  Cash and cash equivalents                               $ 11,050   $ 15,235
  Short-term investments (Note 6)                           12,999     14,208
  Accounts receivable, net                                  28,589     25,669
  Materials and supplies                                    10,223     11,950
  Other current assets (Note 8)                              7,218      5,743
                                                          --------   --------
Total current assets                                        70,079     72,805

Other Investments (Note 6)                                  69,226     79,481

Properties, Less Accumulated Depreciation and
  Amortization (Note 5)                                    608,640    561,637

Other Assets and Deferred Charges                            8,265      8,571
                                                          --------   --------
Total Assets                                              $756,210   $722,494
                                                          ========   ========
Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable                                        $ 20,317   $ 21,945
  Income taxes                                                 593        824
  Estimated property taxes                                   3,353      3,174
  Accrued casualty and other reserves (Note 10)              5,226      5,400
  Other accrued liabilities                                  2,580      1,712
                                                          --------   --------
    Total current liabilities                               32,069     33,055

Deferred Income Taxes (Note 8)                             132,968    128,237

Reserves and Other Long-Term Liabilities (Note 10)           9,313      8,934

Commitments and Contingencies (Note 10)

Shareholders' Equity:
  Common stock, $6.25 par value; 9,360,000 shares authorized;
   9,271,361 shares issued and 9,051,987 shares
   outstanding                                              57,946     57,946
  Capital surplus                                            1,598        101
  Retained earnings                                        530,834    507,813
  Net unrealized gain (loss) on investments available-
   for-sale (Note 6)                                         1,755       (884)
  Treasury stock at cost (219,374 and 271,361 shares)      (10,273)   (12,708)
                                                          --------   --------
    Total shareholders' equity                             581,860    552,268
                                                          --------   --------
Total Liabilities and Shareholders' Equity                $756,210   $722,494
                                                          ========   ========
See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 1995, 1994, and 1993
(Dollars in thousands)
                                                      Years ended December 31
                                                 1995        1994        1993
Cash Flows from Operating Activities:
  Net Income                                  $26,637     $34,605     $22,283
Adjustments to reconcile net income to cash
  generated by operating activities:
    Cumulative effect of change in
     accounting principle for income taxes          0           0      (1,504)
    Depreciation and amortization              22,292      21,747      20,335
    Gains on disposition of assets             (1,280)     (4,038)       (535)
    Deferred taxes                              2,887       7,077       5,655
    Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable(1,541)      2,210         771
     Decrease (increase) in other current assets  308         713        (559)
     Decrease (increase) in other assets and
      deferred charges                          4,137      (1,311)       (468)
     (Decrease) increase in accounts payable   (2,729)         54        (121)
     Increase (decrease) in estimated
      property taxes                              179      (1,491)     (1,742)
     Increase (decrease) in other current
      liabilities                                 143      (1,932)        216
     (Decrease) increase in reserves and other
      long-term liabilities                    (1,251)      2,471        (390)
                                              -------     -------     -------
Net cash generated by operating activities     49,782      60,105      43,941
                                              -------     -------     -------
Cash Flows from Investing Activities:
  Purchases of properties                     (70,602)    (49,274)    (54,743)
  Purchases of investments:
    Available-for-sale                        (31,247)    (17,364)    (31,394)
    Held-to-maturity                          (35,800)    (58,349)    (18,419)
  Maturities and redemption of investments:
    Available-for-sale                         27,968      12,799      19,372
    Held-to-maturity                           54,839      49,847      44,992
  Proceeds from disposition of assets           4,491       6,633       2,157
                                              -------     -------     -------
  Net cash used in investing activities       (50,351)    (55,708)    (38,035)
                                              -------     -------     -------
Cash Flows from Financing Activities:
  Payment of dividends                         (3,616)     (3,600)     (3,600)
                                              -------     -------     -------
  Net cash used in financing activities        (3,616)     (3,600)     (3,600)
                                              -------     -------     -------
Net (Decrease) Increase in Cash and Cash
  Equivalents                                  (4,185)        797       2,306
Cash and Cash Equivalents at Beginning of Year 15,235      14,438      12,132
                                              -------     -------     -------
Cash and Cash Equivalents at End of Year      $11,050     $15,235     $14,438
                                              =======     =======     =======
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for income taxes  $13,810     $14,312     $11,166
  Cash paid for interest                      $   639     $     0     $     0

Notes to Consolidated Financial Statements
December 31, 1995, 1994, and 1993

1.  Nature of Business
       The principal operations of Florida East Coast Industries, Inc. (the "Company") and its subsidiaries primarily relate to the transportation of goods by rail and to the development, leasing management, and sale of real estate. Both the transportation and realty operations are located within the state of Florida.

2.  Majority Stockholder
       The Nemours Foundation, which is funded by the Alfred I. duPont Testamentary Trust, owns approximately 5% of the Company's common stock. The Alfred I. duPont Testamentary Trust owns approximately 69% of the common stock of St. Joe Paper Company, which owns, through a subsidiary, approximately 54% of the Company's common stock. The payment of dividends by the Company was the only significant transaction with St. Joe Paper Company or its affiliates in 1995, 1994, or 1993.

3.  Summary of Significant Accounting Policies

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, all but one of which are wholly-owned. All significant intercompany transactions and balances have been eliminated in consolidation.

      Revenue Recognition

      Transportation Revenues: Revenues are substantially recognized upon completion of transportation services at destination.

      Realty Land Sales: Revenue is recognized upon closing of sales contracts for sale of land or upon settlement of legal proceedings such as condemnations.

      Rental Income: Revenue is recognized upon completion of rental and lease contracts. The Company uses the straight-line basis for recording the revenues over the life of the lease contract.

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

      Earnings Per Share

      Earnings per common share is based on the weighted average number of shares of common stock outstanding during the year (9,039,279 in 1995, and 9,000,000 in 1994 and 1993).

       Cash and Cash Equivalents

       For purposes of cash flows, cash and cash equivalents include cash on hand, bank demand accounts, money market accounts, and overnight repurchase agreements having original maturities of less than three months.

       Income Taxes

       The Company follows the asset and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards
(SFAS) No. 109, "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Effective January 1, 1993, the Company adopted Statement 109 and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1993 consolidated statements of income.

      Investments

      Investments consist principally of municipal bonds, common stocks, redeemable prefered stocks, and U.S. Government obligations. The Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of December 31, 1993. Under Statement 115, the Company classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near-term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

      Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, which represents the adjustment for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect on available-for-sale securities, are excluded from earnings and are reported as a separate component of shareholders' equity until realized.

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

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4.  Acquisitions

     On March 30, 1995, the Company purchased 80% of the outstanding stock of International Transit, Inc., (ITI), a regional truckload carrier, through the issuance of treasury stock. This non-cash transaction has been excluded from the Statements of Cash Flows. ITI's gross revenues for 1995 and 1994 were $25.2 million and $22.1 million, respectively. ITI's income is not material to the consolidated financial statements. Operations of ITI are included in the consolidated financial statements since the date of purchase.

5.  Properties

     Properties consist of (in thousands):

                                                          1995          1994
Transportation Properties:
Road                                                  $311,593      $302,625
Equipment                                              197,777       191,928
Miscellaneous Physical Property                          5,435         5,435
Construction in Progess                                  5,673         3,007
                                                      --------      --------
                                                       520,478       502,995
Less Accumulated Depreciation & Amortization           196,244       187,906
                                                      --------      --------
                                                      $324,234      $315,089
                                                      ========      ========
Real Estate Properties:
Land and Land Improvements                            $152,582      $113,615
Buildings                                              141,091       128,059
Construction in Progress                                43,655        25,148
                                                      --------      --------
                                                       310,328       266,822
Less Accumulated Depreciation & Amortization            25,922        20,274
                                                      --------      --------
                                                      $284,406      $246,548
                                                      ========      ========

     Real estate properties having a net book value of $153.3 million at December 31, 1995, are leased under non-cancelable operating leases with expected aggregate rentals of $86.7 million which are due in years 1996-2000 in the amounts of $25.2, $21.9, $17.2, $12.9, and $9.5 million, respectively.

6.  Investments

     Other investments, including certain held-to-maturity investments which mature within one year, are held as a development fund created to accumulate capital expected to be required for future improvement of the Company's real estate properties.

Investments at December 31, 1995, consist of (in thousands):

                                                        Unrealized  Unrealized
                                       Carrying     Fair   Holding     Holding
                                  Cost    Value    Value      Gain       (Loss)
                               -----------------------------------------------
Short-term investments

Held-to-maturity
 U.S. Government securities    $10,864  $10,864  $10,995   $   131     $     0
 Tax exempt municipals           2,135    2,135    2,106         0         (29)
                               -----------------------------------------------
                               $12,999  $12,999  $13,101   $   131     $   (29)
                               -----------------------------------------------
Other Investments

Available-for-sale
 U.S. Government securities
  Maturing in 1 to 5 years     $   303  $   306  $   306   $     3     $     0
 Tax exempt municipals
  Maturing in 1 to 5 years       6,968    7,181    7,181       213           0
  Maturing in 5 to 10 years     20,093   20,953   20,953       860           0
  Maturing in more than 10 years 5,610    5,820    5,820       210           0
 Equity securities              10,114   11,685   11,685     1,831        (260)
                               -----------------------------------------------
                               $43,088  $45,945  $45,945   $ 3,117     $  (260)
                               -----------------------------------------------
Held-to-maturity
 U.S. Government securities
  Maturing in 1 to 5 years     $16,923  $16,923  $17,067   $   144     $     0
 Tax exempt municipals
  Maturing in 1 to 5 years       5,556    5,556    5,688       132           0
 Mortgage-backed securities
  Maturing in 1 to 5 years          14       14      554       540           0
 Other corporate debt securities
  Maturing in 5 to 10 years        788      788    1,239       451           0
                               -----------------------------------------------
                               $23,281  $23,281  $24,548   $ 1,267     $     0
                               -----------------------------------------------
                               $66,369  $69,226  $70,493   $ 4,384     $  (260)
                               -----------------------------------------------

Investments at December 31, 1994, consist of (in thousands):
                                                        Unrealized  Unrealized
                                       Carrying     Fair   Holding     Holding
                                  Cost    Value    Value      Gain       (Loss)
                               -----------------------------------------------
Short-term investments

Held-to-maturity
 U.S. Government securities    $11,035  $11,035  $11,500   $   465     $     0
 Tax exempt municipals           3,157    3,157    3,091         0         (66)
 Certificates of deposit            16       16       16         0           0
                               -----------------------------------------------
                               $14,208  $14,208  $14,607   $   465     $   (66)
Other Investments

Available-for-sale
 U.S. Government securities
  Maturing in 1 to 5 years     $ 1,220  $ 1,186  $ 1,186   $     0     $   (34)
 Tax exempt municipals
  Maturing in 1 to 5 years       4,457    4,236    4,236         0        (221)
  Maturing in 5 to 10 years     22,148   21,278   21,278         0        (870)
  Maturing in more than 10 years 3,364    3,272    3,272         0         (92)
 Equity securities               8,620    8,398    8,398         0        (222)
                               -----------------------------------------------
                               $39,809  $38,370  $38,370   $     0     $(1,439)
Held-to-maturity
 U.S. Government securities
  Maturing within 1 year       $40,080  $40,080  $41,136   $ 1,056     $     0
 Mortgage-backed securities
  Maturing in 1 to 5 years         243      243      787       544           0
 Other corporate debt securities
  Maturing in 5 to 10 years        788      788    1,173       385           0
                               -----------------------------------------------
                               $41,111  $41,111  $43,096   $ 1,985     $     0
                               -----------------------------------------------
                               $80,920  $79,481  $81,466   $ 1,985     $(1,439)
                               -----------------------------------------------

7.  Collateral Trust 5% Bonds

     There are outstanding at December 31, 1995, and 1994, $12,646,550 and $12,880,575, respectively, of the Company's Collateral Trust 5% Bonds (the "Bonds") due in 2001. Direct obligations of the U.S. Government, the cash flows from which approximately coincide as to timing and amount with the scheduled interest and principal payments on the Bonds, are held in trust for the purpose of making such payments. Accordingly, the Bonds are considered to be extinguished.

8.  Income Taxes

     Total income tax expense for the years ended December 31, 1995, 1994, and 1993, was allocated as follows (in thousands):

                                                       1995     1994     1993
                                                    -------------------------
Income from continuing operations                   $15,915  $21,067  $17,462
Shareholders' equity, for recognition of
  unrealized holding gain (loss) on investments
  available-for-sale                                  1,657   (1,115)     560
                                                    -------------------------
                                                    $17,572  $19,952  $18,022
                                                    =========================

     Income tax expense attributable to income from continuing operations differed from the amounts computed by applying the statutory federal income tax rate to pre-tax income as a result of the following:

                                                       1995     1994     1993
                                                    -------------------------
Amount computed at statutory federal rate           $14,894  $19,485  $13,384
Effect of dividends received exclusion and
  tax free interest                                    (835)    (700)    (538)
State taxes (net of federal benefit)                  1,513    1,979    1,357
Adjustment to deferred tax assets and liabilities
  for enacted changes in tax laws and rates               0        0    2,893
Other (net)                                             343      303      366
                                                    -------------------------
                                                    $15,915  $21,067  $17,462
                                                    =========================

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1995, 1994, and 1993 are as follows:

                                                       1995      1994    1993
                                                  ---------------------------
Deferred tax assets:
  Accrued casualty and other reserves            $  5,458  $  5,395  $  6,400
  Amortization of fiber optic income                  490       612       735
  Unrealized holding loss on investments
    available-for-sale                                  0       555         0
  Other                                               637       285       349
                                                 ----------------------------
     Total deferred tax asset                    $  6,585  $  6,847  $  7,484
                                                 ----------------------------
Deferred tax liabilities:
  Properties, principally due to
    differences in depreciation                  $102,730  $ 99,361  $ 97,655
  Deferred gain on land sales                      29,114    29,183    24,893
  Deferred profit on bonds extinguished             1,642     1,846     2,027
  Unrealized holding gain on investments
    available-for-sale                              1,102         0       560
  Other                                             1,183     1,099     1,029
                                                 ----------------------------
     Total deferred tax liabilities              $135,771  $131,489  $126,164
                                                 ----------------------------
         Net deferred tax liabilities            $129,186  $124,642  $118,680
                                                 ============================

     There was no valuation allowance provided for deferred tax assets as of December 31, 1995, and 1994 as the Company believes the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

     Included in other current assets are deferred tax assets of $3,782 and $3,595 at December 31, 1995, and 1994, respectively.

9.  Segment Information

     The Company operates principally in two industries: transportation and realty. Its transportation operations consist primarily of railroad-related activities and some trucking operations. Realty operations are involved in real estate development, rentals, and related management, and operations of properties. Operating revenues represent sales to unaffiliated customers, as reported in the Company's Consolidated Statements of Income and Retained Earnings. Operating profit is operating revenue less directly traceable costs and expenses.

     Identifiable assets by industry are those assets that are used in the Company's operations in each industry.

     Information by industry segment follows (in thousands):

                                                  1995        1994        1993
                                              --------------------------------
Operating Revenue:
  Transportation                              $173,507    $163,098    $162,318
  Realty                                        27,600      36,446      18,778
                                              --------------------------------
                                              $201,107    $199,544    $181,096
                                              ================================
Operating Profit:
  Transportation                              $ 26,155    $ 28,506    $ 29,346
  Realty                                         8,473      18,049       3,792
                                              --------------------------------
                                              $ 34,628    $ 46,555    $ 33,138
                                              ================================
Identifiable Assets:
  Transportation                              $361,862    $357,670    $352,465
  Realty                                       289,727     251,348     232,068
  Corporate                                    104,621     113,476     103,912
                                              --------------------------------
                                              $756,210    $722,494    $688,445
                                              ================================
Capital Expenditures:
  Transportation                              $ 26,572    $ 21,259    $ 19,775
  Realty                                        44,030      28,015      34,968
                                              --------------------------------
                                              $ 70,602    $ 49,274    $ 54,743
                                              ================================
Depreciation:
  Transportation                              $ 16,644    $ 16,740    $ 16,356
  Realty                                         5,648       5,007       3,979
                                              --------------------------------
                                              $ 22,292    $ 21,747    $ 20,335
                                              ================================

10.  Commitments and Contingencies

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

     The Company is subject to proceedings arising out of environmental laws and regulations, which primarily relate to the disposal and use of fuel and oil used in the transportation business. It is the Company's policy to accrue and charge against earnings environmental cleanup costs when it is probable that a liability has been incurred and an amount can be reasonably estimated. As assessments and cleanups proceed, these accruals are reviewed and adjusted.

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

     It is difficult to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity, or results of operations of the Company. Environmental liabilities of $2.5 million and $3.5 million for 1995 and 1994, respectively, will be paid over an extended period and the timing of such payments cannot be predicted with any confidence.

     Gran Central Corporation, a wholly-owned subsidiary of the Company, entered into an agreement with the State of Florida Department of Transportation to furnish all land necessary for the construction of the N.W. 106th Street Interchange on the Homestead Extension of the Florida Turnpike and to provide security to the Department for 15 years to cover any annual operating deficit related to the interchange which is not covered by toll revenues. The maximum assessment amount over the 15 years would be approximately $9.3 million with no annual assessment to exceed approximately $1.1 million.

11.  Retirement Plans

     The Company sponsors two 401(k) plans for its salaried and hourly wage employees. Contributions are at the employees' discretion with upper limits of 6% of compensation before taxes and 10% after taxes.

     401(k) Plan for Salaried Employees

     The amounts of matching contributions by the Company for this plan for the years 1995, 1994, and 1993 were approximately $350,000, $350,000, and $380,000, respectively. The expenses associated with this plan for 1995 were approximately $13,000 and $11,000 in 1994 and 1993. In 1995, the Company matched the employees' contributions $1 for $1 up to the first $1,200 and then $.25 for each $1 contributed up to 6% of employees' contributions.

     401(k) Plan for Hourly Wage Employees and/or Employees Covered by Collective Bargaining Agreement

     This plan is a non-contributory plan and was instituted in April 1995.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     With respect to each Executive Officer of the Registrant, there are set forth below as of December 31, 1995, (1) his name; (2) his age; (3) his positions and offices with the Registrant; (4) the date on which he first held office; and (5) a brief account of his business experience during the last five years. Each Executive Officer has been elected to hold such positions and offices until the next annual election of Directors and Officers of the Registrant, which is to be held on May 22, 1996. To the best knowledge of the Registrant, none of the persons named had any arrangement or understanding with any other person pursuant to his election, and none of the persons named have any family relationship with any other such person.


Name, Age, Positions, and       Date First Held Such Positions and Offices and
Offices                         Business Experience for the Past Five Years
_________________________       ______________________________________________

Winfred L. Thornton (67)        Chairman and CEO of Registrant.  Prior to May
Chairman, Chief Executive       1995, Chairman, CEO, and President of Registrant
Officer, and Director           for more than five years.

Carl F. Zellers, Jr. (63)       President and COO of the Registrant since
President, Chief Operating      May 1995.  President of Gran Central
Officer, and Director           Corporation for more than five years.
                                President of Florida East Coast Railway
                                Company since June 10, 1992.

T. Neal Smith (55)              May 15, 1992, elected Vice President and
Vice President & Secretary      Secretary.  Formerly Treasurer and Assistant
                                Secretary for more than five years.

William E. Durham, Jr. (64)     Vice President of Registrant for more than
Vice President                  five years.

Louis A. Manz (43)              March 1, 1993, elected Vice President -
Vice President - Information    Information Services.  Formerly with Information
Services                        and Computing Services Company from 1989-1993.

J. Richard Yastrzemski (52)     Comptroller of Registrant for more than five
Comptroller                     years.

Gregory P. West (36)            May 15, 1992, elected Treasurer and Assistant
Treasurer & Assistant Secretary Secretary.  Formerly Material Inventory and
                                Accounting Manager for the Registrant.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the annual compensation for Industries' Executive Officers whose 1995 total annual compensation exceeded $100,000, as well as the total compensation paid to those Executives for the past three years. Industries paid no bonuses nor had any stock award or option programs.

Summary Compensation Table

Name and                               Other Annual  All Other
Principal                     Salary   Compensation  Compensation
Position             Year      ($)          ($)           ($)
- --------             ----     ------   ------------  ------------

W.L. Thornton        1995   180,000(a)   8,160(b)     1,800(c)
Chairman and CEO     1994   159,550(a)   5,580(b)     1,800(c)
                     1993   154,900(a)   5,790(b)     1,800(c)

C.F. Zellers, Jr.    1995   157,500      3,332(b)     5,010(c)
President and COO    1994   133,260      3,700(b)     4,400(c)
                     1993   129,370      1,670(b)     4,340(c)

(a) This amount represents 100% of Mr. Thornton's salary. Under arrangement approved by the Board of Directors of both St. Joe Paper Company and Florida East Coast Industries, Inc., Mr. Thornton's salary and expenses are paid by St. Joe Paper Company, with 20% of salary, fringe benefits, and common expenses being billed to and paid by Industries as compensation for his services as Chairman and CEO of Industries. Any expenses incurred for the exclusive benefit of either Industries or St. Joe Paper Company are borne 100% by the benefiting corporation.

(b) These amounts include life insurance premiums and the personal use of vehicles owned by Industries.

(c) These amounts represent Industries' matching contribution to a 401(k) Plan and directors' fees. Mr. Thornton was not a participant in the 401(k) Plan of Industries in 1995.

COMPENSATION COMMITTEE REPORT

     The Compensation Committee of the Board of Directors (the "Committee") has the responsibility of establishing and administering compensation policies, plans, and programs for the Company and its subsidiaries ("the Company"). The Committee and senior management initiated a comprehensive review of management compensation during 1994 upon approval by the Board and implemented a new program in 1995.

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

     The Company's performance compensation program consists of two components: (1) Base Salary and (2) Award Opportunity. Each of these components and its respective role in total direct compensation, as well as the basis for determining the compensation of the Chairman and Chief Executive Officer, is described below.

     (1)  Base Salary

     Pursuant to the compensation philosophy of emphasizing risk-oriented pay to encourage superior performance and consistent with the Company's business strategy of controlling fixed costs, annual salary adjustments will be determined by several factors, including: the Company's performance, the individual's contribution to that performance, the individual's future potential and competitive pay levels.

     The 1994 study concluded that base salaries of the Company's senior executives were not reflective of the responsibilities and performance of the incumbents and recommended they be increased an average of approximately 9% in 1995, and an addtional 10% in 1996 to more closely reflect competitive pay levels. Pursuant to the philosophy outlined above, the Committee also believes incentives should be provided to encourage superior performance and results, and awards granted those executives contributing to these goals.

     In keeping with these recommendations, the senior executives were granted the 1995 increases in base salary effective January 1, 1995; however, in meeting in late-1995, the Committee suggested that the recommended 1996 changes in base salaries for executives, other than the CEO and COO, not be implemented, but rather that the CEO be authorized to grant a one-time payment to those persons up to the amount of annual increase they otherwise would have received, and recommended the CEO and COO be granted a one-time payment equal to the suspended increase in base salary.

     The Board approved these recommendations.

     (2)  Award Opportunity

     In fiscal 1995, seventeen (17) senior executives were eligible to participate in the Company's annual incentive program. Each participant was assigned a Target Award Opportunity equal to the individual's level of responsibility. Target Award levels range from 25% to 35% of annual base salary. The CEO and COO target was 35% and the target for the three other most highly-compensated officers was 25%. Actual award levels vary depending upon the degree of achievement relative to specified Company and individual performance objectives and can range in total from 0% to 100% of target levels.

     Performance awards under the program are contingent upon both Company and individual performance for the year. Only those individuals who receive a satisfactory or better performance rating in their annual performance reviews are eligible to receive an annual Award Opportunity. The Company's performance relates directly to operating profit. Specific performance objectives have been set by the Committee in relation to the Company's fiscal budget. For the CEO, COO, and certain other officers, Company performance governs their entire performance award amount. For other participants, their individual performance rating determines up to 60% of their award.

     As example of the application of actual awards under this performance program, a covered executive earning $100,000 having an assigned Target Company Award Opportunity level of 25% has the opportunity to be awarded an actual award of $12,500 if the "Threshold" Company objective is met or an actual award of $25,000 if the "Target" Company objective is met.

     No performance award was payable for 1995 since Company performance fell below the "Threshold" level.

Non-deductible Compensation

     The Senior Management Incentive Plan, if earned, will be fully deductible for federal income tax purposes since it is not possible at this time for any executive officer's compensation to total more than $1 million.

CEO Compensation

     The Company's CEO, Mr. W.L. Thornton, is also the CEO of St. Joe Paper Company and is employed under an arrangement approved by each Board which provides that the Company will bear 20% of base salary. Base salary had been the sole basis of compensation for the CEO and other executive officers through 1994.

     As discussed in (1) Base Salary, the Committee recommended that the base salary of the CEO be increased in 1995 to a level of $180,000 and to $200,000 in 1996, and the Board authorized the $180,000 salary effective January 1, 1995. Also as discussed above, the Committee recommended and the Board approved a proposal under which the CEO's salary will remain the same in 1996 and a one-time payment of $20,000 be granted subject to the arrangement with St. Joe
Paper Company.

     Since Company performance fell below the "Threshold" level necessary to trigger any incentive award, no such award was granted the CEO for 1995 performance. Any performance award granted in the future to the CEO under the incentive plan will be based solely on that portion of base salary paid by the Company under its arrangement with St. Joe Paper Company.

     The Committee believes that the philosophy described above will help to ensure that executive officers are rewarded appropriately for their services and the Committee is satisfied that the strategy supports corporate objectives and shareholder interests; however, additional changes can and will be considered if and when deemed appropriate within the context of these objectives and interests.

     The Compensation Committee is appointed by the Board of Directors and is composed entirely independent of non-employee directors having no interlocking relationship as defined by the Securities and Exchange Commission.

                                          J. Nelson Fairbanks, Chairman
                                          D.M. Foster, Member
                                          Allen C. Harper, Member

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information as of March 1, 1996, with respect to persons known to Industries to be the beneficial owners of more than 5% of its outstanding Common Stock:

                              Nature of
                              Beneficial                      Percent of
Names/Addresses               Ownership       No. of Shares    Class (1)
- -------------                 ----------      -------------   ----------

Nemours Foundation (2)        Sole Voting &      450,224            5.0%
P.O. Box 1380                 Dispositive
Jacksonville, FL 32201        Power

St. Joe Industries, Inc. (3)  Sole Voting &    4,902,304 (4)       54.5%
P.O. Box 1380                 Dispositive
Jacksonville, FL 32201        Power

Heine Securities Corp. (5)    Sole Voting &      911,300           10.1%
51 J.F.K. Parkway             Dispositive
Short Hills, NJ 07078         Power
__________________
(1)  All percentages shown are rounded to the nearest one-tenth of one percent.

(2)  As of March 1, 1996, the following persons were directors of the Nemours
     Foundation: Jacob C. Belin, Alfred duPont Dent, H.H. Peyton, J.F. Porter, W.T. Thompson, Winfred L. Thornton, and corporate director, NationsBank of Florida, represented by J.S. Lord. In such capacities, these directors collectively share voting and dispositive power with respect to Industries' Common Stock owned by the Nemours Foundation and, as such, may be deemed to be beneficial owners of that stock.

(3) As of March 1, 1996, the following persons were directors of St. Joe Industries, Inc.: Jacob C. Belin, E.C. Brownlie, R.E. Nedley, Winfred L. Thornton, and C.F. Zellers, Jr. In such capacities, all directors collectively share dispositive and voting power with respect to Industries' Common Stock owned by St. Joe Industries, Inc. All directors may be deemed to be beneficial owners of Industries' Common Stock owned by St.
     Joe Industries, Inc.

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

(b)  SECURITY OWNERSHIP OF MANAGEMENT

     Shown below is information concerning beneficial ownership of Industries' Common Stock for each director and for all directors and officers as a group as of March 1, 1996. Under rules of the Commission, "beneficial ownership" is deemed to include shares for which the individual, directly or indirectly, has or shares voting and/or dispositive power:

                   Nature of
                   Beneficial                          Percent of
Names              Ownership         No. of Shares     Class (1)
- -----              ----------        -------------     ----------
J.C. Belin         Shared Voting/
                   Dispositive Power   5,352,528(2)       59.5%

J.N. Fairbanks       ---------            -----           -----

D.M. Foster          ---------            -----           -----

A.C. Harper          ---------            -----           -----

J.H. Mercer, Jr.   Sole Voting/
                   Dispositive Power         100          -----

R.E. Nedley        Shared Voting/
                   Dispositive Power   4,902,304 (3)      54.5%

J.J. Parrish, III    ---------             -----          -----

W.L. Thornton      Sole Voting/
                   Dispositive Power       5,850           0.1%
                   Shared Voting/
                   Dispositive Power   5,352,528(2)       59.5%

C.F. Zellers, Jr.  Sole Voting/
                   Dispositive Power       2,219          -----
                   Shared Voting/
                   Dispositive Power   4,902,304(3)       54.5%

9 directors &      Sole Voting/
officers as a      Dispositive Power      10,168           0.1%
group              Shared Voting/
                   Dispositive Power   5,352,528(4)       59.5%

____________________
(1) All percentages shown are rounded to the nearest one-tenth of one percent. Where no percentage is shown, the amount of Industries' Common Stock owned by the beneficial owner listed is less than one-half of one-tenth of one percent (4,526 shares) of all outstanding Industries' Common Stock.

(2) Includes 4,902,304 shares or 54.5% of Industries' Common Stock owned by St. Joe Industries, Inc., and 450,224 shares or 5.0% of Industries' Common Stock owned by the Nemours Foundation.

(3) Includes 4,902,304 shares or 54.5% of Industries' Common Stock owned by St. Joe Industries, Inc., of which Messrs. Zellers and Nedley are directors.

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

(b)       REPORTS ON FORM 8-K

          None.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                          [ITEM 14(a)]

Consolidated Balance Sheets at December 31, 1995, and 1994

Consolidated Statements of Income and Retained Earnings for each of the three years in the period ended December 31, 1995

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1995

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

                                 SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 14, 1996.

FLORIDA EAST COAST INDUSTRIES, INC.
         (Registrant)

By: s/s T.N. Smith, Vice President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

s/s W.L. Thornton*
Chairman, Chief Executive Officer, and Director - 3/15/96

s/s C.F. Zellers, Jr.*
President, Chief Operating Officer, and Director - 3/15/96

s/s J. Nelson Fairbanks*
Director - 3/15/96

s/s J.C. Belin*
Director - 3/15/96

s/s D.M. Foster*
Director - 3/15/96

s/s R.E. Nedley*
Director - 3/15/96

s/s J.H. Mercer, Jr.*
Director - 3/15/96

s/s A.C. Harper*
Director - 3/15/96

s/s J. J. Parrish, III*
Director - 3/15/96

s/s G. P. West*
Treasurer - 3/15/96

s/s J.R. Yastrzemski*
Comptroller - 3/15/96

BY:  s/s T. Neal Smith*
Attorney-in-Fact

*Such signature has been affixed pursuant to Power of Attorney.

                    FLORIDA EAST COAST INDUSTRIES, INC.
     SCHEDULE II (CONSOLIDATED) - VALUATION AND QUALIFYING ACCOUNTS FOR THE THREE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                         (Dollars in thousands)

                              Balance at  Additions
                              Beginning   Charged                 Balance at
                               of Year   to Expense    Payments   End of Year
                             ----------  ----------    --------   -----------

RESERVES INCLUDED IN LIABILITIES

1995
 Casualty & other reserves     $11,605       $4,742      $5,126    $11,221[a]

1994
 Casualty & other reserves     $14,143       $2,584      $5,122    $11,605[a]

1993
 Casualty & other reserves     $14,145       $2,443      $2,445    $14,143[a]



[a] Includes $5,226, $5,400, and $7,680 in current liabilities at December 31,
    1995, December 31, 1994, and December 31, 1993, respectively. The remainder is included in "Reserves and Other Long-Term Liabilities."

                     FLORIDA EAST COAST INDUSTRIES, INC.
     SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND ACCUMULATED DEPRECIATION
                     DECEMBER 31, 1995, 1994, AND 1993
                             (in thousands)

                                     Initial Cost to Company


Description                          Encumbrances        Land
- -----------                          ------------        ----
Duval County
 Office Buildings (6)                    -0-            $ 1,153
 Office/Showroom/Warehouses (8)          -0-              1,502
 Office/Warehouse (1)                    -0-                  0
 Land w/Infrastructure                   -0-              6,593
 Unimproved Land & Misc. Assets          -0-                915

St. Johns County
 Unimproved Land                         -0-              2,631

Flagler County
 Unimproved Land                         -0-              3,218

Volusia County
 Unimproved Land                         -0-              3,651

Brevard County
 Office/Showroom/Warehouse (1)           -0-                 73
 Land w/Infrastructure                   -0-              3,633
 Unimproved Land                         -0-              4,846

Indian River County
 Unimproved Land                         -0-                218

St. Lucie County
 Unimproved Land                         -0-                639

Martin County
 Unimproved Land                         -0-              4,671

Putnam County
 Unimproved Land                         -0-                  2

Palm Beach County
 Office/Showroom/Warehouse (1)           -0-                113
 Rail Warehouses (2)                     -0-                449
 Cross Docks (4)                         -0-                117
 Land w/Infrastructure                   -0-              1,251
 Unimproved Land                         -0-              1,596

Broward County
 Rail Warehouse (1)                      -0-                 85
 Unimproved Land                         -0-                733

Manatee County
 Unimproved Land & Misc. Assets          -0-                 14

Dade County
 Cross Dock (1)                          -0-                137
 Double Front Load Warehouse (1)         -0-                768
 Rail Warehouses (6)                     -0-                808
 Office/Showroom/Warehouses (5)          -0-              1,003
 Office/Warehouses (4)                   -0-              1,462
 Front Load Warehouses (7)               -0-              1,943
 Office/Service Center (1)               -0-                285
 Land w/Infrastructure                   -0-              2,577
 Unimproved Land & Misc. Assets          -0-             15,725

Orange County
 Land w/Infrastructure
                                                        -------
TOTALS                                                  $62,811

                                    Initial Cost to Company

                                                   Costs
                                                   Capitalized
                                 Buildings &       Subsequent to
Description                      Improvements      Acquisition
- -----------                      ------------      -------------
Duval County
 Office Buildings (6)               $6,200            $ 32,513
 Office/Showroom/Warehouses (8)          0              19,555
 Office/Warehouse (1)                    0               4,753
 Land w/Infrastructure                   0               6,794
 Unimproved Land & Misc. Assets          0               1,548

St. Johns County
 Unimproved Land                         0                 407

Flagler County
 Unimproved Land                         0               1,184

Volusia County
 Unimproved Land                         0                 528

Brevard County
 Office/Showroom/Warehouse (1)           0               2,184
 Land w/Infrastructure                   0                   0
 Unimproved Land                         0                 191

Indian River County
 Unimproved Land                         0                 189

St. Lucie County
 Unimproved Land                         0                   5

Martin County
 Unimproved Land                         0               2,493

Putnam County
 Unimproved Land                         0                   0

Palm Beach County
 Office/Showroom/Warehouse (1)           0               2,984
 Rail Warehouses (2)                     0               4,164
 Cross Docks (4)                         0               3,786
 Land w/Infrastructure                   0                   0
 Unimproved Land                         0                   9

Broward County
 Rail Warehouse (1)                      0               1,708
 Unimproved Land                         0               1,848

Manatee County
 Unimproved Land & Misc. Assets          0                  87

Dade County
 Cross Dock (1)                          0               1,018
 Double Front Load Warehouse (1)         0               5,735
 Rail Warehouses (6)                     0              25,077
 Office/Showroom/Warehouses (5)          0              16,344
 Office/Warehouses (4)                   0              13,363
 Front Load Warehouses (7)               0              21,888
 Office/Service Center (1)               0               2,191
 Land w/Infrastructure                   0               5,915
 Unimproved Land & Misc. Assets          0              11,575

Orange County
 Land w/Infrastructure                                   7,626
                                        ------       ---------
TOTALS                                  $6,200        $197,662

                                       Carried at Close of Period

                                Land &         Bldgs. &
Description                     Land Improv.   Improv.      Total
- -----------                     ------------   --------     -----
Duval County
 Office Buildings (6)            $  4,972      $ 34,894   $ 39,866
 Office/Showroom/Warehouses (8)     3,930        17,127     21,057
 Office/Warehouse (1)               1,074         3,679      4,753
 Land w/Infrastructure             13,387             0     13,387
 Unimproved Land & Misc. Assets     2,289           174      2,463

St. Johns County
 Unimproved Land                    3,038             0      3,038

Flagler County
 Unimproved Land                    4,402             0      4,402

Volusia County
 Unimproved Land                    4,179             0      4,179

Brevard County
 Office/Showroom/Warehouse (1)        438         1,819      2,257
 Land w/Infrastructure              3,633             0      3,633
 Unimproved Land                    5,037             0      5,037

Indian River County
 Unimproved Land                      407             0        407

St. Lucie County
 Unimproved Land                      644             0        644

Martin County
 Unimproved Land                   7,164              0      7,164

Putnam County
 Unimproved Land                       2              0          2

Palm Beach County
 Office/Showroom/Warehouse (1)       599          2,498      3,097
 Rail Warehouses (2)                 557          4,056      4,613
 Cross Docks (4)                   1,262          2,641      3,903
 Land w/Infrastructure             1,251              0      1,251
 Unimproved Land                   1,605              0      1,605

Broward County
 Rail Warehouse (1)                  405          1,388      1,793
 Unimproved Land                   2,581              0      2,581

Manatee County
 Unimproved Land & Misc. Assets      101              0        101

Dade County
 Cross Dock (1)                      137          1,018      1,155
 Double Front Load Warehouse (1)   1,449          5,054      6,503
 Rail Warehouses (6)               4,948         20,937     25,885
 Office/Showroom/Warehouses (5)    4,004         13,343     17,347
 Office/Warehouses (4)             2,877         11,948     14,825
 Front Load Warehouses (7)         5,439         18,392     23,831
 Office/Service Center (1)           680          1,796      2,476
 Land w/Infrastructure             8,492              0      8,492
 Unimproved Land & Misc. Assets   26,973            327     27,300

Orange County
 Land w/Infrastructure             7,626              0      7,626
                                --------       --------  ---------
TOTALS                          $125,582       $141,091   $266,673

                                                        Life on Which
                                                       Depreciation in
                                           Date First   Latest Income
                              Accumulated  Started or   Statement is
Description                   Depreciation  Acquired      Computed
- -----------                   ------------ ----------  ---------------
Duval County
 Office Buildings (6)           $ 6,302       1985      3 to 40 years
 Office/Showroom/Warehouses (8)   4,069       1987      3 to 40 years
 Office/Warehouse (1)               280       1994      3 to 40 years
 Land w/Infrastructure                0      Various
 Unimproved Land & Misc. Assets     457      Various    3 to 40 years

St. Johns County
 Unimproved Land                      0      Various

Flagler County
 Unimproved Land                      0      Various

Volusia County
 Unimproved Land                      0      Various

Brevard County
 Office/Showroom/Warehouse (1)      424       1988      3 to 40 years
 Land w/Infrastructure                0      Various
 Unimproved Land                      0      Various

Indian River County
 Unimproved Land                      0      Various

St. Lucie County
 Unimproved Land                      0      Various

Martin County
 Unimproved Land                      0      Various

Putnam County
 Unimproved Land                      0      Various

Palm Beach County
 Office/Showroom/Warehouse (1)      754       1986      3 to 40 years
 Rail Warehouses (2)              1,144       1982      3 to 40 years
 Cross Docks (4)                    890       1987      3 to 40 years
 Land w/Infrastructure                0      Various
 Unimproved Land                      0      Various

Broward County
 Rail Warehouse (1)                 556       1986      3 to 40 years
 Land w/Infrastructure                0      Various
 Unimproved Land                      0      Various

Manatee County
 Unimproved Land & Misc. Assets       0      Various

Dade County
 Cross Dock (1)                     235       1987      3 to 40 years
 Double Front Load Warehouse (1)    517       1993      3 to 40 years
 Rail Warehouses (6)              2,343       1988      3 to 40 years
 Office/Showroom/Warehouses (5)   2,380       1988      3 to 40 years
 Office/Warehouses (4)            1,823       1990      3 to 40 years
 Front Load Warehouses (7)        1,687       1991      3 to 40 years
 Office/Service Center (1)          137       1994      3 to 40 years
 Land w/Infrastructure                0      Various
 Unimproved Land & Misc. Assets   1,924      Various

Orange County
 Land w/Infrastructure                0       1995
                                -------
TOTALS                          $25,922

Notes:

(A) The aggregate cost of real estate owned at December 31, 1995, for federal income tax purposes is approximately $156,834,000.

(B)  Reconciliation of real estate owned (in thousands of dollars):

                                     1995        1994        1993
                                     ----        ----        ----
Balance at Beginning of Year       $241,674   $214,747    $184,565
Amounts Capitalized                  25,523     28,015      30,672
Amounts Retired or Adjusted            (524)    (1,088)       (490)
                                   --------------------------------
Balance at Close of Period         $266,673   $241,674    $214,747

(C)  Reconciliation of accumulated depreciation (in thousands of dollars):

                                     1995        1994        1993
                                     ----        ----        ----
Balance at Beginning of Year       $ 20,274   $ 15,291    $ 11,310
Depreciation Expense                  5,648      5,007       3,979
Amounts Retired or Adjusted               0        (24)          2
                                   --------------------------------
Balance at Close of Period         $25,922    $ 20,274    $ 15,291

21.  Listing of parent and subsidiaries

     Parent -  Florida East Coast Industries, Inc.

     Subsidiaries  - Florida East Coast Railway Company

                        Florida East Coast Highway Dispatch Company

                        Florida East Coast Inspections, Inc.

                        Florida East Coast Deliveries, Inc.

                        Railroad Concrete Crosstie Corporation

                        Railroad Track Construction Company

                        Operations Unlimited, Inc.

                        Florida Express Carrier, Inc.

                     Gran Central Corporation

                        Dade County Land Holding Company, Inc.

                     International Transit, Inc.

                         POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENT, that each of the undersigned Directors of Florida East Coast Industries, Inc., a Florida corporation ("Corporation"), which is about to file with the Securities and Exchange Commission, Washington, DC 20549, under the provisions of the Securities Exchange Act of 1934, as amended, an Annual Report on Form 10-K for the fiscal year ended December 31, 1995, hereby constitutes and appoints Winfred L. Thornton and T.N. Smith as his true and lawful attorneys-in-fact and agent, and each of them with full power to act, without the other in his stead, in any and all capacities, to sign the 1995 Annual Report of Florida East Coast Industries, Inc., on Form 10-K and to file on behalf of the Corporation such Annual Report and amendments with all exhibits thereto, and any and all other information and documents in connection therewith, with the Securities and Exchange
Commission, hereby granting unto said attorneys-in-fact and agent, and each of them, full power and authority to do and perform any and all acts and things requisite and ratifying and confirming all that each said attorneys-in-fact and agent or any one of them, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, the undersigned have hereunto set their hands on the date indicated below:

s/s Winfred L. Thornton, Chairman,        s/s T.N. Smith, Vice President
    CEO, and Director                     and Secretary

s/s J. Nelson Fairbanks, Director         s/s J.C. Belin, Director

s/s A.C. Harper, Director                 s/s D.M. Foster, Director

s/s J.H. Mercer, Jr., Director            s/s J.J. Parrish, III, Director

s/s R.E. Nedley, Director                 s/s C.F. Zellers, Jr., President,
                                          COO, and Director


Dated:  March 15, 1996