Form 10-K405/A
period 1995-12-31
FLORIDA EAST COAST INDUSTRIES INC
filed 1996-04-02
CIK 740796

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

Recent Events: The Registrant (FECI), in press release dated February 26, 1996, announced that a Special Committee of the Board of Directors had previously been appointed to review, in particular, a possible disposition of its Railway subsidiary, Florida East Coast Railway (FEC). The Special Committee recommended to the full Board that FECI should pursue a disposition of FEC, but only in conjunction with a disposition of all of FECI's realty subsidiary, Gran Central Corporation (GCC), and the Board of FECI concurred with the recommendation.

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

The Special Committee has recognized that it might be possible for FECI to merge with another company with substantial railroad operations in a transaction in which no gain or loss would be recognized to FECI or its shareholders. The Company believes that the likelihood of such a merger is significantly lessened as long as GCC remains a FECI subsidiary. St. Joe has indicated to FECI that, if a merger of FECI with another railroad corporation would be facilitated by an exchange of GCC stock for the FECI stock held by St. Joe, St. Joe would be willing to consider exchanging shares of FECI stock it owns for all of the shares of GCC stock held by FECI and in that regard has proposed acquiring all the issued and outstanding shares of common stock per share of GCC in a tax free exchange of its shares in FECI in return for 100% ownersip of GCC stock. St. Joe and FECI have each hired an appraisal firm to assist in evaluating the property of GCC, and St. Joe and FECI intend to see if they can negotiate terms of an exchange that will be acceptable to both parties. As yet, there have been no purchase price discussions, and FECI anticipates no such discussions would occur until the completion of the appraisals. Accordingly, there can be no assurance when, if and on what terms St. Joe may acquire GCC from FECI.

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