Form 10-Q
period 1996-03-31
FLORIDA EAST COAST INDUSTRIES INC
filed 1996-05-14
CIK 740796

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                    Form 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                       For the period ended March 31, 1996

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

           Class                          Outstanding at March 31, 1996
Common Stock, $6.25 par value                    9,051,987 shares

                   FLORIDA EAST COAST INDUSTRIES, INC.
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                         (Dollars in thousands)
                                                      March 31    December 31
                                                        1996          1995
                                                     (Unaudited)
                                                     -----------  -----------
ASSETS

Current assets:
  Cash and cash equivalents                           $ 24,190     $ 11,050
  Short-term investments                                13,787       12,999
  Accounts receivable, net                              27,069       28,589
  Materials and supplies                                10,726       10,223
  Other                                                  7,574        7,218
                                                      --------     --------
     Total current assets                               83,346       70,079

Other investments                                       59,279       69,226

Properties, less accumulated depreciation and
 amortization                                          619,261      608,640

Other assets and deferred charges                        5,630        8,265
                                                      --------     --------
                                                      $767,516     $756,210
                                                      ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $ 20,574     $ 20,317
  Income taxes                                           4,792          593
  Estimated property taxes                               3,812        3,353
  Accrued casualty and other reserves                    5,119        5,226
  Other accrued liabilities                              2,751        2,580
                                                      --------     --------
     Total current liabilities                          37,048       32,069

Deferred income taxes                                  133,101      132,968

Reserves and other long-term liabilities                 9,229        9,313

Shareholders' equity:
  Common stock, $6.25 par value; 9,360,000 shares
  authorized; 9,271,361 shares issued and 9,051,987
  shares outstanding                                    57,946       57,946
  Capital surplus                                        1,598        1,598
  Retained earnings                                    537,351      530,834
  Net unrealized gain on debt and marketable
    equity securities                                    1,516        1,755
  Less:
    Treasury stock at cost (219,374 shares)            (10,273)     (10,273)
                                                       --------     --------
       Total shareholders' equity                       588,138      581,860
                                                       --------     --------
                                                       $767,516     $756,210
                                                       ========     ========
                         (See accompanying notes)

                    FLORIDA EAST COAST INDUSTRIES, INC.
    CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
             (Dollars in thousands except per share amounts)
                               (Unaudited)

                                                        QUARTER ENDED MARCH 31
                                                         1996           1995
                                                         ----           ----
OPERATING REVENUES:
  Transportation                                       $ 42,249      $  39,823
  Realty - Land Sales                                         5              0
         - Rents & Other                                  7,709          5,756
                                                       --------      ---------
     Total revenues                                      49,963         45,579

OPERATING EXPENSES:
  Transportation                                         32,123         29,077
  Realty                                                  4,767          4,296
  General and Administrative                              5,731          4,543
                                                       --------      ---------
     Total expenses                                      42,621         37,916

Operating profit                                          7,342          7,663

OTHER INCOME (EXPENSE):
  Dividends                                                  93             92
  Interest income                                         1,298          1,357
  Interest expense                                          (67)          (192)
  Gains on sales and other disposition of properties      2,577            194
  Other (net)                                               662           (275)
                                                       --------       --------
   Total other income                                     4,563          1,176

Income before income taxes                               11,905          8,839

INCOME TAXES:
 Current                                                  4,252          3,272
 Deferred                                                   212             43
                                                       --------       --------
  Total income taxes                                      4,464          3,315

Income before minority interest                           7,441          5,524
  Less:  minority interest                                  (18)             0
                                                       --------       --------
Net income                                             $  7,423       $  5,524

Retained earnings:
 Balance at beginning of year                           530,834        507,813
 Cash dividends                                            (906)          (900)
                                                       --------       --------
Balance at end of period                               $537,351       $512,437
                                                       ========       ========
Per Share Data:
 Cash dividends                                        $   0.10       $   0.10
                                                       ========       ========
Earnings per common share                              $   0.82       $   0.62
                                                       ========       ========
                          (See accompanying notes)

                         FLORIDA EAST COAST INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in thousands)
                                     (Unaudited)

                                                       QUARTER ENDED MARCH 31

                                                            1996        1995
                                                            ----        ----
Cash flows from operating activities:
 Net income                                             $  7,423    $  5,524
 Adjustments to reconcile net income to cash generated:
  Depreciation and amortization                            5,526       5,498
  Gain on disposition of assets                           (2,577)       (194)
  Deferred taxes                                             212          43
  Changes in operating assets and liabilities:
    Accounts receivable                                    1,520         536
    Other current assets                                    (859)        616
    Other assets and deferred charges                      2,635       1,276
    Accounts payable                                         257       5,197
    Income taxes payable                                   4,199       2,488
    Estimated property taxes                                 459          87
    Other current liabilities                                 64         571
    Reserves and other long-term liabilities                 (84)        898
                                                        --------    --------
Net cash generated by operating activities                18,775      22,540

Cash flows from investing activities:
 Purchases of properties                                 (17,725)    (23,429)
 Purchases of investments:
  Available-for-sale                                      (6,617)     (9,845)
  Held-to-maturity                                             0     (15,645)
 Maturities and redemption of investments:
  Available-for-sale                                       5,892       8,502
  Held-to-maturity                                        10,200       7,500
 Proceeds from disposition of assets                       3,521         690
                                                        --------    --------
Net cash used in investing activities                     (4,729)    (32,227)

Cash flows from financing activities:
 Payment of dividends                                       (906)       (900)
                                                        --------    --------
Net cash used in financing activities                   $   (906)   $   (900)

Net increase (decrease) in cash and cash equivalents      13,140     (10,587)
Cash and cash equivalents at beginning of quarter         11,050      15,235
                                                        --------    --------
Cash and cash equivalents at end of quarter             $ 24,190    $  4,648
                                                        ========    ========
Supplemental disclosure of cash flow information:
 Cash paid during the quarter for income taxes          $      0    $    783
                                                        ========    ========
 Cash paid during the quarter for interest              $     67    $    133
                                                        ========    ========

                            (See accompanying notes)

                        FLORIDA EAST COAST INDUSTRIES, INC.
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                  (Unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of March 31, 1996, and December 31, 1995, and the results of operations and cash flows for the three month periods ended March 31, 1996, and March 31, 1995.

2. The results of operations for the three months ended March 31, 1996, and 1995, are not necessarily indicative of the results that may be expected for the full year.

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

     The Company is subject to proceedings arising out of environmental laws and regulations, which primarily relate to the disposal and use of fuel and oil in the transportation business. It is the Company's policy to accrue and charge against earnings environmental cleanup costs when it is probable that a liability has been incurred and an amount can be reasonably estimated. As assessments and cleanups proceed, these accruals are reviewed and adjusted.

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

     It is difficult to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity, or results of operations of the Company. Environmental liabilities of $2.5 million for both March 31, 1996 and December 31, 1995, respectively, will be paid over an extended period, and the timing of such payments cannot be predicted with any confidence.

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

4.   The revenue recognition policies are:

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


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                                    OVERVIEW

Florida East Coast Industries, Inc.'s (FECI) operating revenues for the quarter ended March 31, 1996, as compared with same period 1995 reflected an increase of $4.4 million or 9.6%. Operating expenses in the first quarter 1996 reflected an increase of $4.7 million or 12.4% from first quarter 1995. Operating profits decreased by $.3 million from first quarter 1995 to first quarter 1996.


                                    ANALYSIS

Revenues - When comparing the first quarter 1996 revenues with the same period 1995, the 1996 transportation revenues increased by $2.4 million or 6.1%.
The increase in transportation revenues of $2.4 million is primarily attributable to the consolidation of ITI's revenues of approximately $6.0 million into the Company's financials. Discounting ITI's revenues, transportation revenues declined and were attributable to the combination of the haulage agreement previously discussed and the decline in shipments of approximately 7.2% in the first quarter 1996 versus first quarter 1995. Realty revenues for first quarter 1996 increased by $2.0 million which was primarily attributable to rents and other income.

Operating Expenses - Operating expenses in the first quarter 1996 reflected an increase of $4.7 million or 12.4% as compared to the same period in 1995. When compared to first quarter 1995, transportation operating expenses in first quarter 1996 increased by $3.0 million, realty operating expenses increased by $.5 million, and general and administrative operating expenses increased by $1.2 million. The increases in transportation and general and administrative expenses of $3.0 million and $1.2 million, respectively, are primarily attributable to the consolidation of ITI's expenses of approximately $6.0 million now included in the Company's financials.

Other Income - Other income in the first quarter 1996 when compared to same period 1995, reflected an increase of $3.4 million represented by increases in gains on sales and other disposition of property of $2.4 million and in other income of $.9 million. The gain on sales and disposiion of property of $2.4 million represents the first of three installments involving the sale of fiber optic conduit for $8.7 million. The increase in other income of $.9 million is primarily attributable to increased earnings on the Company's investment portfolio for realty development.

Net Income - Net income increased by $1.9 million in first quarter 1996 when compared to first quarter 1995.

Recent Events - As reported in the 1995 Annual Report to Shareholders, the Special Committee of the Board of Directors has recommended and the Board has concurred with the recommendation that FECI should pursue a disposition of its transportation subsidiary, FEC Railway Company, but only in conjunction with a disposition of all of FECI's realty subsidiary, Gran Central Corporation (GCC).

St. Joe Paper Company, the Company's parent, has indicated a willingness to consider exchanging shares of FECI stock it owns for all of the shares of GCC stock held by FECI, and in that regard has proposed acquiring all the issued and outstanding shares of common stock of GCC in a tax free exchange of its shares in FECI in return for 100% ownership of GCC stock. St. Joe and FECI have each hired appraisal firms to assist in evaluating the property of GCC, and St. Joe and FECI intend to see if they can negotiate terms of an exchange that will be acceptable to both parties.

To date, no purchase price discussions have been made nor will any discussions be made until the completion of the appraisals. Accordingly, there can be no assurance when, if, and on what terms St. Joe may acquire GCC from FECI.


                         LIQUIDITY AND CAPITAL RESOURCES


FEC's principal sources of liquidity include cash generated by operations; earnings on invested cash; and earnings on its investment portfolio, consisting largely of U.S. Treasury securities with maturities less than twelve months.

Current cash generations are used for capital expenditures in the transportation and realty sectors and for payment of dividends. The investment portfolio is informally dedicated to major real estate development.

Cash and short-term investments increased $13.9 million to $38.0 million at March 31, 1996, from $24.0 million at year-end 1995. The investment portfolio decreased $9.9 million to $59.3 million at March 31, 1996, from $69.2 million at year-end 1995. This decrease of $9.9 million is primarily due to the cash requirements of current realty development projects. The Company's working capital position changed from a ratio of 2.19 to 1.00 at year-end 1995 to a ratio of 2.25 to 1.00 at March 31, 1996.

There was no significant change in debt, reserves, or other liabilities during the three-month period and capital projects at March 31, 1996, amounted to approximately $69.7 million authorized and outstanding from $33.2 million authorized and outstanding at December 31, 1995. Of the $69.7 million of capital projects, approximately 95% represent realty development projects.

                           PART II - OTHER INFORMATION


Item 1.         Legal Proceedings

On April 19, 1996, Florida East Coast Industries, Inc., was served with a complaint filed by Alan Russell Kahn. The complaint is filed in the Circuit Court of Duval County, Florida. Mr. Kahn alleges that he is a shareholder of Florida East Coast Industries, Inc. In addition to Florida East Coast Industries, Inc., the following entities and persons are named as defendants:

                        St. Joe Industries, Inc.
                        St. Joe Paper Company
                        Board of Directors, as individuals

In his prayer for relief, Mr. Kahn requests the following:

        (1)  an order certifying the action as a class action;

        (2)  an injunction preventing the sale of Gran Central to St. Joe;

        (3) an order requiring the Directors to place Gran Central for sale by means of an auction or to accept competitive bids from third parties in some other fashion;

        (4) an order requiring St. Joe to account to Mr. Kahn and the class for any profits; and

        (5)  an order granting Mr. Kahn attorneys' fees and costs.


Item 5.         Other Information

On March 1, 1996, the United States Securities and Exchange Commission sent a letter to Florida East Coast Industries, Inc., notifying it that the SEC was conducting an informal inquiry into the trading in the securities of Florida East Coast Industries, Inc.

The letter requested certain information regarding the circumstances and events surrounding the proposed acquisition of Gran Central Corporation by St. Joe Paper Company. The requested information was timely provided to the SEC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 FLORIDA EAST COAST INDUSTRIES, INC.
                                            (Registrant)



Date:  May 14, 1996                        /s/ T. Neal Smith
                                 ________________________________
                                     Vice President & Secretary




Date:  May 14, 1996                      /s/ J.R. Yastrzemski
                                _________________________________
                                            Comptroller