Form 10-Q
period 1996-06-30
FLORIDA EAST COAST INDUSTRIES INC
filed 1996-08-14
CIK 740796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                     Form 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 1996.

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

                 Class                        Outstanding at June 30, 1996
     Common Stock, $6.25 par value                  9,051,987 shares

                       FLORIDA EAST COAST INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                  June 30      December 31
                                                   1996           1995
                                                (Unaudited)
                                                -----------    -----------
                    ASSETS
Current assets:
Cash and cash equivalents                         $ 24,330       $ 11,050
Short-term investments                              10,889         12,999
Accounts receivable, net                            28,149         28,589
Materials and supplies                              11,864         10,223
Other                                                7,109          7,218
                                                  --------       --------
        Total current assets                        82,341         70,079

Other investments                                   60,899         69,226

Properties, less accumulated depreciation
 and amortization                                  623,460        608,640

Other assets and deferred charges                   10,811          8,265
                                                  --------       --------
                                                  $777,511       $756,210
                                                  ========       ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                  $ 25,349       $ 20,317
Income taxes                                         2,534            593
Estimated property taxes                             6,254          3,353
Accrued casualty and other reserves                  4,575          5,226
Other accrued liabilities                            2,923          2,580
                                                  --------       --------
     Total current liabilities                      41,635         32,069

Deferred income taxes                              133,974        132,968

Reserves and other long-term liabilities             8,651          9,313

Shareholders' equity:
  Common stock, $6.25 par value; 9,360,000 shares
  authorized; 9,271,361 shares issued & 9,051,987
  shares outstanding                                57,946         57,946
  Capital surplus                                    1,598          1,598
  Retained earnings                                542,916        530,834
  Net unrealized gain (loss) on debt and
   marketable equity securities                      1,064          1,755
  Less:
   Treasury stock at cost (219,374 shares)         (10,273)       (10,273)
                                                  --------       --------
       Total shareholders' equity                  593,251        581,860
                                                  --------       --------
                                                  $777,511       $756,210
                                                  ========       ========
                         (See accompanying notes)

                       FLORIDA EAST COAST INDUSTRIES, INC.
                        CONSOLIDATED CONDENSED STATEMENTS
                         OF INCOME AND RETAINED EARNINGS
                (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)

                                           THREE MONTHS          SIX MONTHS
                                           ENDED JUNE 30        ENDED JUNE 30
                                          1996       1995      1996      1995
                                        -------------------------------------
OPERATING REVENUES:
  Transportation                      $ 43,865   $ 45,229   $ 86,114  $ 85,052
  Realty - Land Sales                      228        540        233       540
         - Rents & Other                 7,394      6,210     15,103    11,966
                                      --------   --------   --------  --------
  Total revenues                        51,487     51,979    101,450    97,558

OPERATING EXPENSES:
  Transportation                        32,697     34,239     64,820    63,316
  Realty                                 5,294      4,356     10,061     8,652
  General and Administrative             5,161      5,231     10,892     9,774
                                      --------   --------  ---------   --------
     Total expenses                     43,152     43,826     85,773    81,742

Operating profit                         8,335      8,153     15,677    15,816
OTHER INCOME (EXPENSE):
  Dividends                                107        198        200       290
  Interest income                          945      1,422      2,243     2,779
  Interest expense                        (257)      (161)      (324)     (353)
  Gains on sales and other disposition
   of properties                           123        685      2,700       879
  Other (net)                            1,098        621      1,760       346
                                      --------   --------  ---------   --------
   Total other income (expense)          2,016      2,765      6,579     3,941

Income before income taxes              10,351     10,918     22,256    19,757
INCOME TAXES:
 Current                                 2,725      3,808      6,977     7,080
 Deferred                                1,157        286      1,369       329
                                      --------   --------  ---------  ---------
  Total income taxes                     3,882      4,094      8,346     7,409

Income before minority interest          6,469      6,824     13,910    12,348
  Less:  minority interest                   0       (24)        (18)      (24)
                                      --------   --------  ---------  ---------
Net income                            $  6,469   $  6,800  $  13,892  $ 12,324

Retained earnings:
 Balance at beginning of year          537,351    512,437    530,834   507,813
 Cash dividends                           (904)      (905)    (1,810)   (1,805)
                                      --------   --------  --------   --------
Balance at end of period              $542,916   $518,332   $542,916  $518,332
                                      ========   ========  ========   ========
Per Share Data:
 Cash dividends                       $   0.10   $   0.10  $   0.20   $   0.20
                                      ========   ========  ========   ========
Earnings per common share             $   0.71   $   0.76  $   1.53   $   1.37
                                      ========   ========  ========   ========
                             (See accompanying notes)

                         FLORIDA EAST COAST INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Dollars in Thousands)
                                      (Unaudited)

                                                      SIX MONTHS ENDED JUNE 30

                                                        1996            1995
                                                        ----            ----
Cash flows from operating activities:
 Net income                                          $13,892         $12,324
 Adjustments to reconcile net income to cash
  generated:
   Depreciation and amortization                      11,399          11,222
   Minority interest in income                             0              24
   Gain on disposition of assets                      (2,700)           (879)
   Deferred taxes                                      1,369             329
   Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable, net      440            (549)
    (Increase) decrease in other current assets       (1,532)            (65)
    (Increase) decrease in other assets and
     deferred charges                                 (2,546)         (1,357)
    Increase (decrease) in accounts payable            5,032             (89)
    Increase in income taxes payable                   1,941             277
    Increase (decrease) in estimated property taxes    2,901           2,469
    (Decrease) increase in other current liabilities    (308)            549
    (Decrease) increase in reserves and other
      long-term liabilities                             (662)          1,737
                                                     -------         -------
Net cash generated by operating activities            29,226          25,992

Cash flows from investing activities:
 Purchases of properties                             (28,018)        (43,774)
 Purchases of investments:
  Available-for-sale                                 (14,515)        (16,401)
  Held-to-maturity                                    (2,943)        (15,645)
 Maturities and redemption of investments:
  Available-for-sale                                   8,420          18,193
  Held-to-maturity                                    18,350          22,000
 Proceeds from disposition of assets                   4,570           6,007
                                                     -------         -------
Net cash used in investing activities                (14,136)        (29,620)

Cash flows from financing activities:
 Payment of dividends                                 (1,810)         (1,805)
                                                     -------         -------
Net cash used in financing activities                $(1,810)        $(1,805)

Net (decrease) increase in cash & cash equivalents    13,280          (5,433)
Cash and cash equivalents at beginning of period      11,050          15,235
                                                     -------         -------
Cash and cash equivalents at end of period           $24,330         $ 9,802
                                                     =======         =======
Supplemental disclosure of cash flow information:
 Cash paid for income taxes                          $ 5,011         $ 7,208
                                                     =======         =======
 Cash paid for interest                              $   324         $   206
                                                     =======         =======
                            (See accompanying notes)

                       FLORIDA EAST COAST INDUSTRIES, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                  (Unaudited)



1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments considered necessary to present fairly the financial position as of June 30, 1996, and December 31, 1995, and the results of operations and cash flows for the three month and six month periods ended June 30, 1996, and June 30, 1995. The adjustments to the unaudited financial statements consist only of normal recurring accruals.

2. The results of operations for the six months ended June 30, 1996, and 1995, are not necessarily indicative of the results that may be expected for the full year.

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

     The Company is currently a party to, or involved in, legal proceedings directed at the cleanup of three Superfund sites. The Company has accrued its allocated share of the total estimated cleanup costs for these three sites. Based upon management's evaluation of the other potentially responsible parties, the Company does not expect to incur additional amounts even though the Company has joint and several liability. Other proceedings involving environmental matters such as alleged discharge of oil or waste material into water or soil are pending against the Company.

     It is difficult to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity or results of the operations of the Company. Environmental liabilities of $2.2 and $2.5 million for June 30, 1996 and December 31, 1995, respectively, will be paid over an extended period, and the timing of such payments cannot be predicted with any confidence.

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

5. Because a large percentage of the Company's properties are long-lived, asset replacement will be at a higher cost and will take place over many years. The acquisition of new assets will result in higher depreciation charges and, in the case of Realty, higher taxes and operating costs.

     Generally accepted accounting principles require the use of historical costs in preparing financial statements. This approach disregards the effect of inflation on the replacement cost of property and equipment. The Company is a capital-intensive company and has approximately $830 million invested in such assets as of December 31, 1995. The replacement costs of these assets, as well as the related depreciation expense, would be substantially greater than the amounts reported on the basis of historical costs.


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
         CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS

     As reported since April 1, 1995, the composition of revenues and expenses of the transportation segment of the Company has changed. This change is primarily related to the consolidation of International Transit, Inc.'s
(ITI), the trucking subsidiary of the Company, revenues and expenses into the financials since April 1995, and the implementation on April 1, 1995 of a haulage agreement with a connecting rail carrier. The inclusion of ITI's revenues and expenses into the consolidated financials increased the consolidated revenues and expenses, whereas the haulage agreement with the connecting carrier reduced revenues and expenses in the consolidated financials and, as a result, the period-to-period comparisons will be affected throughout 1996.

     Florida East Coast Industries, Inc.'s (FECI) operating revenues for the year ended June 30, 1996, as compared with the same period 1995, reflected an increase of $3.9 million or 4.0%. Transportation revenues increased by $1.1 million or 1.2% for the first six months of 1996 when compared to the same period in 1995. The increases in consolidated operating revenues of $3.9 million and the transportation revenues of $1.1 million are primarily attributable to the inclusion of ITI's revenues for six months of 1996 and three months of 1995 offset by the decline in the number of shipments handled in 1996 versus 1995 and lower revenue associated with haulage shipments. Land sales for the realty segment of the Company declined by $.3 million and rents and other income increased by $3.1 million. The increase in rental income is the result of the additional leasable space becoming available during the first six months of 1996. As of June 30, 1996, the realty segment of the Company had approximately 4.6 million square feet of leasable space in inventory as compared to 4.0 million as of December 31, 1995.

     Comparing total operating revenues for the second quarter 1996 with the second quarter 1995, total operating revenues declined by $.5 million or .9%. Comparing second quarter 1996 transportation revenues with second quarter 1995, transportation revenues declined by $1.4 million or 3.0%. Again, this decline in revenues is indicative of the approximate 1.6% decrease in the number of shipments from second quarter 1995 to second quarter 1996. Using the same comparative period, land sales declined by $.3 million while rents and other income increased by $1.2 million.

     When comparing second quarter 1996 with first quarter 1996, total operating revenues increased by approximately $1.5 million or 3.1%. For this same comparative period, transportation revenues increased by approximately $1.6 million or 3.8%. This increase in revenues was the result of the 4.5% increase in the number of shipments handled in second quarter versus first quarter 1996. Also during these comparative periods, land sales increased by $.2 million and rents and other income declined by $.3 million.

     Total operating expenses for the six months ending June 30, 1996 increased by $4.0 million or 4.9% when compared to the same period in 1995. For this same comparative period, transportation expenses increased by $1.5 million or 2.4%. As discussed above, the increases in consolidated operating expenses of $4.0 million and transportation expenses of $1.5 million are the results of the inclusion of ITI's expenses into consolidated financials offset by reduced operating expenses associated with haulage agreement and the decline in shipments in 1996 compared to 1995. Comparing the first six months 1996 with the first six months 1995, realty expenses increased by $1.4 million, and general and administrative expenses increased by $1.1 million.

     When comparing second quarter 1996 with second quarter 1995, total operating expenses decreased by $.7 million or 1.5%. The decrease of $.7 million is comprised of a decrease in transportation expenses of $1.5 million; a decrease in general and administrative expenses of $.07 million, and an increase in realty expenses of $.9 million.

     When comparing second quarter 1996 with first quarter 1995, total operating expenses increased $.5 million. This increase was comprised of an increase in transportation expenses of $.6 million; an increase in realty expenses of $.5 million, and a decrease in general and administrative expenses of $.6 million.

     As information, environmental costs continue to be insignificant expenditures, and represent less than .12% of total revenues or .33% of total current assets. Compliance with the federal, state and local laws and regulations relating to the protection of the environment has not affected the Company's capital additions, earnings or competitive position, nor does management anticipate any future problems which will adversely affect the Company's financial situation based on the information available today. The Company's policy is to actively prevent environmental problems, and management is confident current accruals for present and future environmental costs are sufficient and represent the upper limit of the Company's exposure.

     Other income increased $2.6 million during the first six months of 1996 when compared to the same period in 1995. This increase is comprised of an increase of $1.8 million in gains on sales and other disposition of properties; and an increase in other of $1.4 million offset by a decrease in interest income of $.5 million. The gain on sales of $1.8 million was reported in the first quarter of 1996, and represents the first of three installments involving the sale of fiber optic conduit for $8.7 million. The increase of $1.4 million of other is primarily attributable to increased earnings on the Company's investment portfolio for realty development.

     When comparing second quarter 1996 with second quarter 1995, total other income decreased by $.7 million. When comparing second quarter 1996 with first quarter 1995, total other income declined by approximately $2.5 million, and this difference is primarily related to the sale of fiber optic conduit in the first quarter 1996.

RECENT EVENTS:

     As reported in the 1995 Annual Report to Shareholders, the Special Committee of the Board of Directors has recommended, and the Board has concurred with the recommendation, that FECI should pursue a disposition of its transportation subsidiary, FEC Railway Company, but only in conjunction with a disposition of all of FECI's realty subsidiary, Gran Central Corporation (GCC).

     St. Joe Paper Company, the Company's parent, which has changed its name to St. Joe Corporation, has indicated a willingness to consider exchanging shares of FECI stock it owns for all of the shares of GCC stock held by FECI and, in that regard, has proposed acquiring all the issued and outstanding shares of common stock of GCC in a tax-free exchange of its shares in FECI in return for 100% ownership of GCC stock. St. Joe and FECI have each hired appraisal firms to assist in evaluating the property of GCC, and St. Joe and FECI intend to see if they can negotiate terms of an exchange that will be acceptable to both parties. Discussions between St. Joe and FECI are ongoing. There can be no assurance when, if, and on what terms St. Joe may acquire GCC from FECI.

                       LIQUIDITY AND CAPITAL RESOURCES

     FEC's principal sources of liquidity include cash generated by operations, earnings on invested cash, and earnings on its investment portfolios, consisting largely of U.S. Treasury securities for its short-term investments, and approximately $46.5 million being actively managed in other diversified investment funds.

     Current cash generations are used for capital expenditures in the transportation and realty sectors and in payment of dividends. The investment portfolios are informally dedicated to major real estate development.

     Cash and short-term investments increased $11.2 million to $35.2 million at June 30, 1996 from $24.0 million at year-end 1995. The investment portfolios decreased $8.3 million to $60.9 million at June 30, 1996 from $69.2 million at year-end 1995. The Company's working capital position changed from a ratio of
2.19 to 1.00 at year-end 1995 to a ratio of 2.25 to 1.00 at March 31, 1996 and to a ratio of 1.98 to 1.00 at June 30, 1996.

     There were no significant changes in debt, reserves or other liabilities during the six-month period. Authorized capital projects at June 30, 1996 increased to approximately $85.1 million authorized and outstanding from $33.2 million as of December 31, 1995. Of the $85.1 million of capital projects, approximately 92% represents realty development projects. These expenditures are expected to be funded from current operations supplemented, as necessary, by cash and investments currently on hand.

                          PART II - OTHER INFORMATION


Item 1.         Legal Proceedings

On April 19, 1996, Florida East Coast Industries, Inc. was served with a complaint filed by Alan Russell Kahn. The complaint is filed in the Circuit Court of Duval County, Florida. Mr. Kahn alleges that he is a shareholder of Florida East Coast Industries, Inc. In addition to Florida East Coast Industries, Inc., the following entities and persons are named as defendants:

                        St. Joe Industries, Inc.
                        St. Joe Corporation
                        Board of Directors, as individuals

In his prayer for relief, Mr. Kahn requests the following:

(1)     an order certifying the action as a class action;
(2)     an injunction preventing the sale of Gran Central to St. Joe;
(3) an order requiring the Directors to place Gran Central for sale by means of an auction, or to accept competitive bids from third parties in some other fashion;
(4) an order requiring St. Joe to account to Mr. Kahn and the class for any profits, and
(5)     an order granting Mr. Kahn attorneys' fees and costs.

Mr. Kahn and the defendants have entered into a stipulation pursuant to which the defendants' time to respond to Mr. Kahn's complaint has been extended, and defendants are required to file an answer or other response within 20 days of notice in writing to plaintiff's counsel to defendants' counsel that a response is required.

Item 5.         Other Information

On March 1, 1996, the United States Securities and Exchange Commission sent a letter to Florida East Coast Industries, Inc., notifying it that the SEC was conducting an informal inquiry into the trading in the securities of Florida East Coast Industries, Inc.

The letter requested certain information regarding the circumstances and events surrounding the proposed acquisition of Gran Central Corporation by St. Joe Corporation. The requested information was timely provided to the SEC.


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      FLORIDA EAST COAST INDUSTRIES, INC.
                                                  (Registrant)



Date:  August 15, 1996                         /s/ T. Neal Smith
                                      ___________________________________
                                           Vice President & Secretary
                                          (Principal Financial Officer)



Date:  August 15, 1996                        /s/ J.R. Yastrzemski
                                      ___________________________________
                                                  Comptroller