Form 10-Q
period 1996-09-30
FLORIDA EAST COAST INDUSTRIES INC
filed 1996-11-13
CIK 740796

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                      For the period ended September 30, 1996

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

            Class                              Outstanding at September 30, 1996
Common Stock, $6.25 par value                           9,051,987 shares

                    FLORIDA EAST COAST INDUSTRIES, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                         (Dollars in Thousands)

                                                     SEPTEMBER      DECEMBER
                                                       1996           1995
                                                    (Unaudited)
                                  ASSETS
Current assets:

 Cash and cash equivalents                          $ 25,786       $ 11,050
 Short-term investments                               10,445         12,999
 Accounts receivable, net                             28,845         28,589
 Materials and supplies                               11,502         10,223
 Other                                                 7,848          7,218
                                                    --------       --------
   Total current assets                               84,426         70,079

Other investments                                     63,778         69,226

Properties, less accumulated depreciation and
 amortization                                        627,918        608,640

Other assets and deferred charges                      8,743          8,265
                                                    --------       --------
                                                    $784,865       $756,210
                                                    ========       ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

 Accounts payable                                   $ 21,494       $ 20,317
 Income taxes                                          4,094            593
 Estimated property taxes                              9,210          3,353
 Accrued casualty and other reserves                   4,650          5,226
 Other accrued liabilities                             3,303          2,580
                                                    --------       --------
   Total current liabilities                          42,751         32,069

Deferred income taxes                                133,886        132,968

Reserves and other long-term liabilities               7,891          9,313

Shareholders' equity:
 Common stock, $6.25 par value; 9,360,000 shares
  authorized; 9,271,361 shares issued
  and 9,051,987 shares outstanding                    57,946         57,946
 Capital surplus                                       1,598          1,598
 Retained earnings                                   549,666        530,834
 Net unrealized gain on debt and marketable
  equity securities                                    1,400          1,755
 Less:
  Treasury stock at cost (219,374 shares)            (10,273)       (10,273)
                                                    --------       --------
Total shareholders' equity                           600,337        581,860
                                                    --------       --------
                                                    $784,865       $756,210
                                                    ========       ========
                              (See accompanying notes)

                      FLORIDA EAST COAST INDUSTRIES, INC.
       CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
              (Dollars in Thousands Except Per Share Amounts)
                                 (Unaudited)

                                        THREE MONTHS          NINE MONTHS
                                       ENDED SEPT. 30        ENDED SEPT. 30
                                      1996        1995      1996       1995
OPERATING REVENUES:
 Transportation                    $ 41,397   $ 41,624   $127,511   $126,676
 Realty-Land Sales                      173      2,000        406      2,540
       -Rents & Other                 9,553      8,086     24,656     20,052
                                   --------   --------   --------   --------
  Total revenues                     51,123     51,710    152,573    149,268

OPERATING EXPENSES:
 Transportation                      32,364     32,373     97,184     95,689
 Realty                               5,596      4,484     15,657     13,136
 General and Administrative           5,436      5,212     16,328     14,986
                                   --------   --------   --------   --------
  Total expenses                     43,396     42,069    129,169    123,811

Operating profit                      7,727      9,641     23,404     25,457

OTHER INCOME (EXPENSE):
 Dividends                               93         62        293        352
 Interest income                      1,332      1,387      3,575      4,167
 Interest expense                      (102)      (151)      (426)      (504)
Gains on sales and other
  disposition of properties           2,486        (90)     5,186        789
 Other (net)                            732        599      2,492        945
                                   --------   --------   --------   --------
   Total other income (expense)       4,541      1,807     11,120      5,749

Income before income taxes           12,268     11,448     34,524     31,206

INCOME TAXES:
 Current                              4,231      3,842     11,208     10,922
 Deferred                               369        452      1,738        781
                                   --------   --------   --------   --------
   Total income taxes                 4,600      4,294     12,946     11,703

Income before minority interest       7,668      7,154     21,578     19,503
   Less:  minority interest             (12)       (12)       (30)       (36)
                                    --------   --------   --------   --------
Net income                         $  7,656   $  7,142   $ 21,548   $ 19,467

Retained earnings:
 Balance at beginning of year       542,916    518,332    530,834    507,813
 Cash dividends                        (906)      (904)    (2,716)    (2,710)
                                   --------   --------   --------   --------
 Balance at end of period          $549,666   $524,570   $549,666   $524,570
                                   ========   ========   ========   ========
Per share data:
 Cash dividends                    $   0.10   $   0.10   $   0.30   $   0.30
                                   ========   ========   ========   ========
Earnings per common share          $   0.85   $   0.79   $   2.38   $   2.16
                                   ========   ========   ========   ========
                               (See accompanying notes)

                          FLORIDA EAST COAST INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Dollars in Thousands)
                                     (Unaudited)

                                                    NINE MONTHS ENDED SEPT. 30

                                                      1996             1995
                                                     ------           ------
Cash flows from operating activities:
 Net income                                         $21,548          $19,467
 Adjustments to reconcile net income
  to cash generated:
  Depreciation and amortization                      17,338           16,772
  Minority interest in income                            30               36
  Gain on disposition of assets                      (5,186)            (789)
  Deferred taxes                                      1,738              781
  Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable, net      (256)             939
  (Increase) in other assets                         (1,909)          (1,492)
  (Increase) decrease in other assets
   and deferred charges                              (1,114)           4,049
  Increase (decrease) in accounts payable             1,177           (2,223)
  Increase in income taxes payable                    3,501              519
  Increase in estimated property taxes                5,857            4,951
  Increase (decrease) in other current liabilities      147             (384)
  (Decrease) increase in reserves and
   other long-term liabilities                       (1,422)           1,475
                                                    -------          -------
Net cash generated by operating activities           41,449           44,101

Cash flows from investing activities:
 Purchases of properties                            (39,208)         (50,397)
 Purchases of investments:
   Available-for-sale                               (18,698)         (26,209)
   Held-to-maturity                                  (9,437)         (33,503)
 Maturities and redemption of investments:
   Available-for-sale                                12,218           24,215
   Held-to-maturity                                  23,350           31,600
 Proceeds from disposition of assets                  7,778            1,954
                                                    -------          -------
Net cash used in investing activities               (23,997)         (52,340)

Cash flows from financing activities:
 Payment of dividends                                (2,716)          (2,710)
                                                    -------          -------
Net cash used in financing activities               $(2,716)         $(2,710)

Net (decrease) increase in cash
 and cash equivalents                                14,736          (10,949)
Cash and cash equivalents at beginning of period     11,050           15,235
                                                    -------          -------
Cash and cash equivalents at end of period          $25,786          $ 4,286
                                                    =======          =======
Supplemental disclosure of cash flow information:
 Cash paid for income taxes                         $ 7,684          $10,885
                                                    =======          =======
 Cash paid for interest                             $   426          $   151
                                                    =======          =======
                             (See accompanying notes)

                       FLORIDA EAST COAST INDUSTRIES, INC.
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (Dollars in Thousands)
                                   (Unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments considered necessary to present fairly the financial position as of September 30, 1996 and December 31, 1995, and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 1996 and September 30, 1995. The adjustments to the unaudited financial statements consist only of normal recurring accruals.

2. The results of operations for the nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results that may be expected for the full year.

3. The Company has retained certain self-insurance risks with respect to losses for third-party liability, property damage and group health insurance coverage provided employees. The Company is the defendant and plaintiff in various lawsuits resulting from its operations. In the opinion of management, adequate provision has been made in the financial statements for the estimated liability which may result from disposition of such lawsuits.

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

    The Company is currently a party to, or involved in legal proceedings directed at the cleanup of three Superfund sites. The Company has accrued its allocated share of the total estimated cleanup costs for these three sites. Based upon management's evaluation of the other potentially responsible parties, the Company does not expect to incur additional amounts even though the Company has joint and several liabilities. Other proceedings involving environmental matters such as alleged discharge of oil or waste material into water or soil are pending against the Company.

    It is difficult to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulations. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity or results of the operations of the Company. Environmental liabilities of $2.0 and $2.5 million for September 30, 1996 and December 31, 1995, respectively, will be paid over an extended period, and the timing of such payments cannot be predicted with any confidence.

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

6. As a result of the Board of Directors' decision to pursue the possible disposition of the Company, expenditures have been incurred by the Special Committee primarily representing fees and costs associated with the financial, legal and appraisal advisors to the Special Committee. As a result, the expenditures of approximately $1.9 million as of September 30, 1996 have been deferred and are expected to be recovered through the ultimate disposition of the Company.

7. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Florida East Coast Industries, Inc.'s (FECI) operating revenues for the nine months ending September 30, 1996, when compared to the same period 1995, reflected an increase of $3.3 million or 2.2%. This was primarily attributable to increases in realty's operating revenue of $2.5 million and transportation's operating revenue of $.8 million. The $2.5 million increase in realty's operating revenue was represented by an increase of $4.6 million in rents and other income offset by a decrease of $2.1 million in land sales. The increase of $4.6 million was attributable to the combination of normal increases in tenant billings, and the addition of approximately .6 million square feet of leasable space to inventory since December 31, 1995. The decrease in land sales of $2.1 million was the result of two single land sales of approximately $2.0 million in third quarter 1995. The increase of $.8 million in transportation's revenue was primarily attributable to the inclusion of ITI's revenues for nine months of 1996 and six months of 1995 offset by the decline of 2.5% in the number of shipments handled in 1996 versus 1995, as well as the lower revenue associated with haulage shipments. Transportation revenues continue to be relatively flat when compared to similar periods in 1995.

Comparing total operating revenues for the third quarter 1996 with the third quarter 1995, total operating revenues declined by $.6 million or 1.1%. Comparing third quarter 1996 transportation revenues with third quarter 1995, transportation revenues declined by $.2 million or .5%. Using the same comparative period, land sales declined by $1.8 million while rents and other income increased by $1.5 million.

Total operating expenses for the nine months ending September 30, 1996 increased by $5.3 million or 4.3% when compared to the same period in 1995. For this same comparative period, transportation expenses increased $1.5 million or 1.6%. As discussed above, the increases in transportation expenses of $1.5 million and general and administrative expenses of $1.3 million resulted from the inclusion of ITI's expenses into consolidated financials offset by reduced operating expenses associated with haulage agreement and the decline in shipments in 1996 compared to 1995. Comparing the first nine months 1996 with 1995, realty expenses increased by $2.5 million.

When comparing third quarter 1996 with third quarter 1995, total operating expenses increased by $1.3 million or 3.2%. The increase of $1.3 million was represented by an increase in general and administrative expenses of $.2 million, and an increase in realty expenses of $1.1 million. Transportation expenses remained approximately the same during third quarter 1996 as in third quarter 1995.

Environmental costs continue to be insignificant expenditures and represent less than .12% of total revenues or.33% of total current assets. The Company's policy is to actively prevent environmental problems, and management is confident current accruals for present and future environmental costs are sufficient and represent the upper limit of the Company's exposure.

Other income increased $5.3 million during the first nine months of 1996 when compared to the same period in 1995. This increase was primarily attributable to an increase of $4.4 million in gains on sales and other disposition of properties. This gain primarily represents the net amounts received from the installment sale of fiber optic conduit for $8.7 million, of which two of three installments have been made. The increase of $1.5 million in other income is primarily attributable to the capital gains from sales of securities of approximately $.7 million from the Company's investment portfolio; approximately $.5 million in scrap sales, and approximately $.3 million in deposits associated with early termination of contracts by tenants.

                            RECENT EVENTS

As reported in the 1995 Annual Report to Shareholders, the Special Committee of the Board of Directors has recommended, and the Board has concurred with the recommendation, that FECI should pursue a disposition of its transportation subsidiary, FEC Railway Company, but only in conjunction with a disposition of all of FECI's realty subsidiary, Gran Central Corporation (GCC).

St. Joe Corporation has indicated a willingness to consider exchanging shares of FECI stock it owns for all of the shares of GCC stock held by FECI and, in that regard, has proposed acquiring all the issued and outstanding shares of common stock of GCC in a tax-free exchange of its shares in FECI in return for 100% ownership of GCC stock. St. Joe and FECI have each hired appraisal firms to assist in evaluating the property of GCC, and St. Joe and FECI intend to see if they can negotiate terms of an exchange that will be acceptable to both parties. Discussions between St. Joe and FECI are ongoing. There can be no assurance when, if, and on what terms St. Joe may acquire GCC from FECI.

                       LIQUIDITY AND CAPITAL RESOURCES

FECI's principal sources of liquidity include cash generated by operations, earnings on invested cash, and earnings on its investment portfolios, consisting largely of U.S. Treasury securities for its short-term investments, and approximately $45.5 million being actively managed in other diversified investment funds.

Current cash generations are used for capital expenditures in the transportation and realty sectors for the payment of dividends. Other investments are informally dedicated to major real estate development.

Cash and short-term investments increased $12.2 million to $36.2 million at September 30, 1996 from $24.0 million at year-end 1995. Other investments decreased $5.4 million to $63.8 million at September 30, 1996 from $69.2 million at year-end 1995. The Company's working capital position changed from a ratio of 2.19 to 1.00 at year-end 1995 to ratios of: 2.25 to
1.00 at March 31, 1996; 1.98 to 1.00 at June 30, 1996, and 1.97 to 1.00 at
September 30, 1996.

There were no significant changes in debt, reserves, or other liabilities during the nine-month period. Authorized and outstanding capital projects at September 30, 1996 increased to approximately $61.3 million from $33.2 million as of December 31, 1995. Of the $61.3 million of capital projects, approximately 88% represents realty development projects. These expenditures are expected to be funded from current operations supplemented, as necessary, by cash and investments currently on hand.

                        PART II - OTHER INFORMATION

Item 1.                         Legal Proceedings
-------                         -----------------

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

Mr. Kahn and the defendants have entered into a stipulation pursuant to which the defendants' time to respond to Mr. Kahn's complaint has been extended, and defendants are required to file an answer or other response within 20 days of notice in writing to plaintiffs' counsel to defendants' counsel that a response is required.

Item 5.                         Other Information
-------                         -----------------

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

                                FLORIDA EAST COAST INDUSTRIES, INC.
                                            (Registrant)

                                           s/s T.N. Smith
                                     Vice President & Secretary
                                       Dated November 13, 1996

                                        s/s J.R. Yastrzemski
                                             Comptroller
                                       Dated November 13, 1996