Form 10-K405
period 1996-12-31
FLORIDA EAST COAST INDUSTRIES INC
filed 1997-03-28
CIK 740796

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1996.

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

                     Yes     X                No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, or to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Based on the closing sales price of February 3, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $354,171,936.

The number of shares of the Registrant's common stock, $6.25 par value, is 9,271,361 shares issued and 9,051,987 shares outstanding at February 3, 1997, with 219,374 shares of treasury stock.

PART I

ITEM 1.  BUSINESS

General

Florida East Coast Industries, Inc. (Registrant) was incorporated under the laws of the State of Florida on December 9, 1983, for purposes of (a) directly, or through the ownership of shares in any corporation, to acquire, hold, manage, improve, develop and dispose of real estate and property; (b) only through the ownership of shares in any corporation, to engage in the transportation industry; (c) directly, or through the ownership of shares in any corporation, to purchase or otherwise acquire, hold, own and dispose of shares or other securities in any corporation; and (d) to engage in any other lawful act or activity for which a corporation may be organized under the Florida General Corporation Act.

Segments

Registrant is segmented into areas of Transportation (principally by rail) and Realty (real estate ownership, development, leasing and management).

Transportation: Registrant owns 100% of the stock of Florida East Coast Railway Company (Railway) and 80% of the stock of International Transit, Inc.
(ITI).

Railway owns 100% of the stock of seven subsidiary corporations, all of which are included in the consolidated Transportation segment and which, considered in the aggregate, do not constitute a significant subsidiary.

Principal commodities carried by Transportation include automotive vehicles, crushed stone, cement, trailers-on-flatcars, containers-on-flatcars and basic consumer goods such as foodstuffs. Movement is relatively stable throughout the year with heaviest traffic ordinarily occurring during the first and last quarters of the year.

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

Railway is considered generally as a terminating railroad, meaning the majority of the traffic received from other carriers is destined for Jacksonville and points south. A significant portion of traffic handled is received from Jacksonville rail connections, CSXT and Norfolk Southern Railway, destined to points on Railway's line, whereas a less significant portion is forwarded to those connections for destinations outside Florida. In recent years, Railway has experienced continuing growth in traffic originating and terminating at points on its own line, and this local traffic is now generating in excess of 46% of rail traffic revenues.

ITI is a common motor carrier providing truckload service throughout most of the southeastern United States which was acquired at the beginning of the second quarter 1995. Since April 1, 1995, ITI's revenues and expenses have been consolidated into the Company's financials and this consolidation has affected period-to-period comparisons, but did not significantly impact the consolidated net income of the Company.

Realty:  Registrant owns 100% of the stock of Gran Central Corporation
(GCC).

GCC is engaged in the development, lease, management and sales of its property, and general management of all real property included in the consolidated financials. GCC is in competition with other developers and brokers throughout its operating area.

Employees: As of December 31, 1996, the Registrant employed approximately 1,046 employees, including 1,016 in Transportation; 25 in Realty and 5 in Corporate. Approximately 731 Transportation employees are covered by collective bargaining agreements.

Recent Events: As reported in the 1995 Annual Report to Shareholders, the Special Committee of the Board of Directors in 1995 recommended, and the Board has concurred with the recommendation, that FECI should pursue a disposition of its transportation subsidiary, Florida East Coast Railway Company ("FECRR"), but only in conjunction with a disposition of all of FECI's realty subsidiary, Gran Central Corporation ("GCC").

St. Joe Corporation indicated a willingness to consider exchanging shares of FECI stock it owns for all of the shares of GCC stock held by FECI and, in that regard, proposed acquiring all the issued and outstanding shares of common stock of GCC in a tax-free exchange of its shares in FECI in return for 100% ownership of GCC stock. St. Joe and FECI each hired an appraisal firm to assist in evaluating the property of GCC, and St. Joe and FECI have conducted negotiations on the possible terms of an exchange. The FECI Special Committee has conducted a process of discussions with prospective purchasers of FECRR and has selected a party with which to negotiate a transaction.

St. Joe has advised the FECI Special Committee that, before proceeding further with discussions concerning the acquisition of GCC or the disposition of FECRR, the Special Committee of St. Joe's Board of Directors is providing Peter J. Rummell, who was appointed Chairman and Chief Executive Officer of St. Joe in early January 1997, an opportunity to review the possible transactions and report his views to St. Joe's Special Committee.

President Clinton's Proposed Fiscal 1998 Budget (the "Proposed Budget") could have a substantial and adverse effect upon the tax treatment of a merger of FECI with another company subsequent to the acquisition of GCC common stock by St. Joe. The Proposed Budget contains a provision that would amend current laws such that a merger of FECI with another company within two years of the exchange of GCC common stock for FECI common stock, pursuant to which the FECI shareholders would own less than fifty percent of both the voting power and valaue of the stock of the surviving company, could cause FECI to recognize gain on the exchange of the GCC common stock. Under this provision of the Proposed Budget, FECI's taxable gain would be measured by the difference between the fair market value of the GCC common stock and FECI's adjusted tax basis in such stock. Under the Proposed Budget, this provision would be effective as to a transaction that occurs after the date of first Congressional Committee action to amend current law. It is uncertain whether such provision will be enacted by Congress, or, if such a provision is enacted, what form it will take (including its effective date).

There can be no assurance when, if or on what terms a transaction involving FECI and another corporation may occur or when, if or on what terms St. Joe may acquire GCC from FECI.

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

Transportation physical plant (i.e., track structure, shops and office buildings) is in excellent condition and includes 351 miles of main track, 91 miles of branch line track, 157 miles of yard switching track and 184 miles of other tracks, including second main and passing tracks. The main track is generally constructed of 132# rail and other track materials on concrete crossties providing a track structure meeting the needs of today's heavy traffic loads. Certain of the branch line and yard tracks, though in good physical condition, are constructed of materials lighter than the 112# and 115# rails deemed necessary for this trackage, and programs are currently under way to relay these tracks with heavier materials. These programs may be expected to extend several years into the future.

Transportation owns 82 diesel electric locomotives, approximately 2,635 freight cars, approximately 77 tractors, 1,359 trailers for highway revenue service, numerous pieces of rail-mounted and non-rail-mounted work equipment, and numerous automotive vehicles used in maintenance and transportation operations. All equipment owned is in good physical condition.

Realty - Realty owned and managed approximately 19,112 acres of land at year-end 1996, including approximately 346 acres developed with buildings; 1,158 acres developed with infrastructure ready to receive buildings, and approximately 16,493 acres of undeveloped properties including 1,115 acres owned by Transportation but not required for operations. These properties are held for lease, development and/or sale, and have a situs in fourteen counties of the state of Florida as follows:

Duval                 1,526 acres
St. Johns             3,385   "
Putnam                   87   "
Flagler               3,464   "
Volusia               3,823   "
Brevard               2,555   "
Orange                   79   "
Indian River              5   "
St. Lucie               610   "
Martin                  662   "
Palm Beach              217   "
Broward                  62   "
Dade                  1,740   "
Manatee                 897   "
                     ----------
Total                19,112   "

At year-end 1996, Realty also owned fifty-five (55) buildings as detailed below:

                  No. of                      Rentable    Year
Location          Bldgs.   Type               Square Ft.  Built
--------          ------   ----               ----------  -----
duPont Center
Jacksonville, FL    2      Offices            160,000    1987-88

Barnett Plaza
Jacksonville, FL    1      Office              67,000    1982

Gran Park at
Interstate South
Jacksonville, FL    6      Office/Showroom/
                           Warehouses         260,000    1987-89

Gran Park at the    2      Office/Showroom/
Avenues                    Warehouses         101,000    1992
Jacksonville, FL    3      Offices            240,000    1992-95
                    2      Office/Warehouses  301,000    1994-96

Gran Park at
Deerwood
Jacksonville, FL    2      Offices            261,000    1995-96

Gran Park at
Melbourne           1      Office/Showroom/
Melbourne, FL              Warehouse           28,000    1989

Gran Park at        1      Office/Showroom/
Riviera Beach, FL          Warehouse           62,000    1987
Lewis Terminals     2      Rail Warehouses    176,000    1982-87
                    4      Cross Docks         74,000    1987-91

Gran Park-McCahill
Miami, FL           2      Rail Warehouses    468,000    1992-94
                    1      Front Load Ware-
                           house               91,000    1996

Gran Park at Miami  5      Office/Showroom/
Miami, FL                  Warehouses         369,000    1988-94
                    5      Office/Warehouses  483,000    1990-96
                    4      Rail Warehouses    398,000    1989-94
                    7      Front Load
                           Warehouses         790,000    1991-95
                    1      Double Front Load
                           Warehouse          239,000    1993
                    1      Office/Service
                           Center              39,000    1994

Hialeah, FL         1      Cross Dock          20,000    1987
                    1      Transit Warehouse   30,000    1975

Pompano Beach, FL   1      Rail Warehouse      54,000    1987
                   --                       ---------
TOTALS             55                       4,711,000

Realty's holdings include lands adjacent to Railway's tracks which are suitable for development into office and industrial parks offering both rail and non-rail-served parcels. Certain other holdings are in urban or suburban locations offering opportunities for development of office building structures or business parks offering both office building sites and sites for flexible space structure such as office/showroom/warehouse buildings. Realty intends to develop infrastructure and construct buildings for lease and continued ownership wherever possible.

ITEM 3.  LEGAL PROCEEDINGS

During 1996, the Registrant filed legal action against the State of Florida and several counties of the State concerning overassessment of 1996 ad valorem taxes. As of March 14, 1997, the Company and the State of Florida have agreed on a settlement, and the necessary paperwork is being prepared to bring this issue to conclusion.

The Railway was named as a potentially responsible party (PRP) for the remediation of a designated Superfund site in Portsmouth, Virginia. The
USEPA alleged that the Railway caused certain materials to be sent to the site over a period of years. These materials were utilized by the owner of the site in the course of its business which the Railway believes caused the site to become contaminated. The Railway vigorously opposed any attempt to impose liability upon the Railway. The owner of the site filed suit in the United States District Court for the Eastern District of Virginia, Norfolk Division, seeking to impose liability upon the defendants, including the Railway, for remediation of the site. A settlement between the owner of the site and the Railway was achieved in late 1996. The settlement of approximately $.2 million was approved by the Court and the USEPA. Unless additional contamination is discovered at the site, or it becomes necessary to remediate areas beyond the original cleanup, the Railway will have no further liability at the site.

The Railway has been named as a PRP for the remediation of two designated Superfund sites near Jacksonville, Florida. On the first site, the USEPA has alleged the Railway caused certain materials to be disposed at the site over a period of years. The USEPA has offered all named PRPs an opportunity to participate in a pilot allocation program. This program is similar to binding arbitration. If the Railway participates in this program, its share of the liability for the remediation will be fixed. The USEPA has also offered to negotiate a separate settlement with certain parties, including the Railway, whom we believe the USEPA considers to be de minimis parties. Railway believes that, whichever alternative is chosen, its liability for the remediation of the site will not be material. On the second site, the Railway was contacted by the USEPA during 1996, at which time the Railway was asked to provide certain information about the manner in which the Railway disposes of steel drums. The USEPA is attempting to determine whether or not the Railway should be a PRP at the steel drum site in Jacksonville, Florida. There is some evidence that the Railway may have sent a small number of steel drums to the site for disposal. The Railway believes its responsibility, if any, for the remediation of the site will not be material.

The Railway was contacted by the USEPA during 1996, seeking reimbursement of costs associated with the remediation of a site in Hialeah, Florida. An individual operated a business on this site for a number of years. The owner of the business slightly encroached upon the Railway's right-of-way. Upon discovering this, the Railway entered into a Lease Agreement with the business owner rather than require the building be removed. The individual has ceased doing business. The USEPA is seeking reimbursement of the approximate $2 million spent in remediation from the Railway on the grounds that the Railway was an "owner" of the site. Settlement negotiations are ongoing at this time and are not estimated to be material.

During April 1996, an individual, alleging that he is a shareholder of FECI, instituted a purported class action suite in Florida state court against FECI, St. Joe Industries, Inc., St. Joe Corporation and members of the FECI Board of Directors (Messrs. Thornton, Belin, Nedley, Zellers, Fairbanks, Foster, Harper, Mercer and Parrish). Certain of the individuals named in the action also are officers or directors of St. Joe Corporation. The action, which has purportedly been brought on behalf of all shareholders of FECI, other than the defendants and their affiliates, is styled Kahn v. St. Joe Industries, Inc., St. Joe Paper Co., Thornton, Belin, Nedley, Zellers, Fairbanks,
Foster, Harper, Mercer, Parrish and Florida East Coast Industries, Inc., Case No. 96-01874 CA (Circuit Ccourt, Fourth Judicial Circuit, Duval County, Florida, Division CV-G).

The complaint alleges that the defendants breached their fiduciary duties to the minority shareholders of FECI in connection with the February 26, 1996 announcement by FECI that it was considering the sale of its real estate subsidiary, GCC, to St. Joe Corporation and the sale of its railroad subsidiary, FEC Railway, to a third party. According to the complaint, such transactions allegedly would constitute unfair dealing and benefit St. Joe Corporation, as FECI's majority and controlling shareholder, at the expense of FECI's minority shareholders. The action seeks, among other things, to certify the litigation as a class action, enjoin the sale of GCC to St. Joe Corporation and to require the defendant directors of FECI to sell GCC by conducting an auction or accepting competitive bids from third parties.

On May 29, 1996, the parties to the action entered into a stipulation whereby
(i) defendants agreed to appear in the litigation and waive any challenge to sufficiency and service of process and (ii) plaintiff agreed that defendants' time to respond to the complaint would be extended such that defendants are not required to answer or respond to the complaint until plaint'ff's counsel provides written notice to defendants' counsel that a response is required
(a response is then required to be filed within 20 days). On February 6, 1997, the Court entered an order approving the stipulation.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

a. Principal market on which Florida East Coast Industries, Inc.'s common stock is traded: New York Stock Exchange. Symbol: FLA

b. The table below presents the high and low market prices and dividend information for Florida East Coast Industries, Inc.'s common shares:

                                    1996
                                    ----
Quarter Ended     Dec. 31    Sept. 30    June 30    March 31
High              $89 1/4    $85 7/8     $90 1/8    $89
Low               $81 1/8    $77         $83        $67 3/8
Dividends         $.10       $.10        $.10       $.10

                                    1995
                                    ----
Quarter Ended     Dec. 31    Sept. 30    June 30    March 31
High              $72 1/8    $76 1/2     $79 3/4    $80 3/4
Low               $64 1/8    $67 1/2     $70 3/8    $65 7/8
Dividends         $.10       $.10        $.10       $.10

c. The total number of holders of record of Florida East Coast Industries, Inc.'s common stock as of December 31, 1996 was 764.

ITEM 6.  SELECTED FINANCIAL DATA
         (Dollars in thousands except per share amounts*)
         (Unaudited)
                                    Years Ended December 31
                               1996           1995           1994
                               ----           ----           ----
Revenues:
  Operating Revenues       $208,031       $201,107       $199,544
  Other Income               10,552          7,926          9,117
                           --------       --------       --------
  Total Revenues and
    Other Income          $218,583       $209,033        $208,661

  Income before cumulative
   effect of change in
   accounting principle    $ 30,455       $ 26,639       $ 34,605
  Minority Interest             (41)            (2)             0
  Cumulative effect of
   change in accounting
   principle for income
   taxes                          0              0              0
                           --------        -------        -------
Net Income                 $ 30,414        $26,637        $34,605
                           ========        =======        =======
Per Share Data:
  Cash Dividend            $   0.40        $  0.40        $  0.40
                           ========        =======        =======
  Income before cumulative
   effect of change in
   accounting principle    $   3.36        $  2.95        $  3.85
  Cumulative effect of
   change in accounting
   principle for income
   taxes                   $   0.00        $  0.00        $  0.00
                           --------        -------        -------
Net Income Per Common
 Share                     $   3.36        $  2.95        $  3.85

At year-end:
 Total Assets              $789,681       $756,210       $722,494
 Working Capital           $ 41,203       $ 38,010       $ 39,750
 Shareholders' Equity      $608,796       $581,860       $552,268

Average Number of Employees   1,035            994          1,319
*Average Wage per Employee $ 39,496       $ 42,215       $ 36,482

The Items Below Pertain to Railway Operations Only (Not Consolidated)

Revenue Ton-Miles
  (thousands)             4,098,000      4,122,000      4,388,000
*Freight Revenue Per
  Ton-Mile                 $ 0.0352       $ 0.0345       $ 0.0338

Miles of Road Operated
  at Year-End                   442            442            442


Revenues:                                     1993         1992
                                              ----         ----
 Operating Revenues                         $181,096     $175,755
 Other Income                                  5,103        8,253
                                            --------     --------
   Total Revenues and
      Other Income                          $186,199     $184,008
 Income before cumulative effect of
  change in accounting principle            $ 20,779     $ 24,045
 Minority Interest                                 0            0
 Cumulative effect of change in
  accounting principle for income
  taxes                                     $  1,504     $      0
                                            --------     --------
Net Income                                  $ 22,283     $ 24,045
                                            ========     ========
Per Share Data
 Cash Dividend                              $   0.40     $   0.40
 Income before cumulative effect of
  change in accounting principle            $   2.31     $   2.67
 Cumulative effect of change in
  accounting principle for income
  taxes                                     $   0.17     $   0.00
                                            --------     --------
Net Income Per Common Share                 $   2.48     $   2.67

At year-end:
 Total Assets                               $688,445     $670,419
 Working Capital                            $ 42,552     $ 39,407
 Shareholders' Equity                       $523,038     $503,464

Average Number of Employees                    1,463        1,448

*Average Wage per Employee                  $ 33,936     $ 33,414

The Items Below Pertain to Railway Operations Only (Not Consolidated)

Revenue Ton-Miles (thousands)              4,257,000    4,158,000

*Freight Revenue Per Ton-Mile               $ 0.0342     $ 0.0340

Miles of Road Operated at Year-End               442          442


Quarterly Financial Data (Unaudited)
(Dollars in thousands except per share amounts)

                                                    1996
                                                    ----
                              Dec. 31      Sept. 30      June 30      March 31

Operating Revenues            $55,458      $51,123       $51,487      $49,963

Other Income                  $ (568)      $ 4,541       $ 2,016      $ 4,563

Operating Expenses            $41,256      $43,396       $43,152      $42,621

Net Income                    $ 8,866      $ 7,656       $ 6,469      $ 7,423

Net Income Per Common Share   $  0.98      $  0.85       $  0.71      $  0.82


                                                    1995
                                                    ----
                              Dec. 31      Sept. 30      June 30      March 31

Operating Revenues            $51,839      $51,710       $51,979      $45,579

Other Income                  $ 2,178      $ 1,807       $ 2,765      $ 1,176

Operating Expenses            $42,668      $42,069       $43,826      $37,916

Net Income                    $ 7,171      $ 7,142       $ 6,800      $ 5,524

Net Income Per Common Share   $  0.79      $  0.78       $  0.76      $   .62


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT DISCUSSION AND ANALYSIS OF INCOME STATEMENTS

     This statement summarizes the Company's consolidated income results for the three-year period ending December 31, 1996. The purpose of this discussion is to provide background information for the figures presented, including the significant events which contributed thereto.

      Operating revenues increased throughout the three-year period, with increases of $6.9 million or 3.4% from year-end 1995 to year-end 1996, and $1.6 million or .8% from year-end 1994 to year-end 1995.

      The 1996 increase of $6.9 million in operating revenues consisted of increases of $1.9 million in transportation revenues and $6.8 million in realty rental income, with a decrease of $1.8 million in land sales. The 1995 increase of $1.6 million in operating revenues included an increase of $10.3 million in transportation revenues and $4.5 million in realty revenues, with a decrease of $13.2 million in land sales. The decrease of $13.2 million in land sales from 1994 to 1995 is primarily the result of a single land sale of $11.3 million to the State of Florida in 1994.

     As reported since the second quarter of 1995, the composition of revenues and expenses of the Transportation segment of the Company has changed. The change is related primarily to the consolidation of International Transit, Inc.'s (ITI) revenues and expenses into the financials as of April 1, 1995. However, the contribution to net income by ITI did not significantly impact the Company's consolidated net income. Also contributing to the change was the implementation on April 1, 1995 of a Haulage Agreement with a connecting rail carrier whereby the connecting rail carrier's intermodal shipments were handled in wholesale fashion to and from the Company's South Florida intermodal terminals. The inclusion of ITI's revenues and expenses into the consolidated financials increased the Company's revenues and expenses, whereas the Haulage Agreement reduced revenues and expenses in the consolidated financials.

     The increase of $1.9 million in transportation revenues from 1995 to 1996 is primarily attributable to the inclusion of ITI's revenues of $25.2 million into the Company's financials. Revenues in 1996 from the rail segment of the Company remained approximately the same as in 1995. The increase in transportation revenues of $10.3 million from 1994 to 1995 was primarily attributable to the inclusion of ITI's revenues of $19.1 million into the Company's financials offset by the decline in revenues due to the Haulage Agreement previously discussed.

     Transportation rail revenues are derived from four major classifications of traffic: shipments of rock, intermodal (containers and trailers), automotive and all other commodity type shipments. Brief discussions of the volumes shipped in 1996 and the conditions impacting those volumes are presented below.

     Comparing 1996 with 1995, rock shipments increased 1.4% representing the continued growth in construction along the east coast of Florida and in the Greater Orlando area relating to commercial, residential and highway improvement development. Rock shipments in 1995 were approximately the same as 1994.

     Intermodal shipments in 1996 decreased by approximately 1.7% when compared to 1995. This decrease was primarily related to a somewhat slow market for intermodal business in the first three quarters of 1996. At the end of the third quarter 1996, intermodal shipments had declined by approximately 3.9% when compared to the same periods in 1995. A strong 1996 fourth quarter, with an increase of approximately 5.0% over fourth quarter 1995, resulted in a modest decline for the year 1996 of 1.7%. Intermodal shipments in 1995 declined by approximately 1.4% when compared to 1994.

     Automotive shipments in 1996 improved by approximately 9.3% over 1995 which was brought about by growth in new vehicle sales. Automotive shipments during 1994 and 1995 remained relatively unchanged.

     All other carload shipments in 1996 decreased by approximately 1.2% when compared to 1995. This decline was primarily related to sizable gains realized in 1995 of shipments of raw sugar and a one-time shipment of military equipment. All other carload shipments in 1995 increased by 5% when compared to 1994.

     Realty land sales decreased by $1.8 million in 1996 when compared to 1995. When comparing 1995 with 1994, land sales decreased by $13.2 million, which was primarily attributable to a single sale of realty property for approximately $11.3 million to the State of Florida in the first quarter of 1994.

     Realty rental income increased by $6.8 million in 1996 compared to 1995 and $4.5 million in 1995 compared to 1994. These increases resulted primarily from the construction of new buildings which added additional leasable space to inventory and the normal increases associated with tenant billings.

     As of year-end 1996, Gran Central Corporation owned fifty-five (55) buildings with approximately 4.7 million square feet of leasable space. In 1996, approximately .6 million square feet were added to the inventory of leasable space. Approximately 93% of the 4.7 million square feet of leasable space was under lease at year-end 1996 as compared to 95% in 1995 and 90% in 1994. The Company expects rental revenue to continue to increase as new space is constructed and added to inventory.

     At year end, there were seven new buildings under construction which, upon completion, will add approximately .9 million square feet of leasable space. The Company is primarily involved in ongoing development of land for construction of buildings for lease, with only occasional realty sales anticipated.

     Operating expenses increased $3.9 million or 2.4% in 1996 from 1995 and $13.5 million or 8.8% in 1995 from 1994. The increases of $3.9 million in 1996 and $13.5 million in 1995 were primarily related to the inclusion of ITI's operating expenses of $24.7 million in 1996 and $18.9 million in 1995 into the Company's consolidated financials.

     Discounting ITI's operating expenses of $24.7 million, operating expenses decreased by $7.3 million or 4.7% when comparing 1996 with 1995. The operating expense changes were primarily attributable to the outsourcing of services previously performed by Railway's subsidiaries and the implementation of a Haulage Agreement in the second quarter of 1995. The 1995 operating expenses increased by $13.5 million over 1994 which was attributed to the inclusion of ITI's expenses into the Company's consolidated financials. Discounting ITI's operating expenses of $18.9 million from the consolidated operating expenses, operating expenses decreased $5.4 million or 3.5% when comparing 1995 with 1994. This net decrease was also the result of the outsourcing of services and the Haulage Agreement mentioned above.

     Other income increased by $2.6 million in 1996 compared to 1995. The increase was primarily attributable to increases of $1.6 million in gains on sales and other disposition of properties, and $1.5 million in other income offset by a reduction of approximately $.5 million in interest income. The increase of $1.6 million in gains on sale and other disposal of properties resulted from a sale of fiber optic conduit for $8.7 million. The $1.5 million increase in other income is primarily attributable to capital gains from the sale of securities. Comparing 1995 with 1994, other income decreased by $1.2 million.

     Income taxes increased by $1.8 million in 1996 from 1995 and decreased by $5.2 million in 1995 from 1994 primarily due to changes in income before income taxes for those comparative periods.

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

     Total current assets for 1996 increased by $10.7 million when compared to 1995. This change is represented primarily by increases of $5.5 million in cash, cash equivalents and short-term investments, $1.0 million in materials and supplies, $3.6 million in accounts receivable, and $.6 million in other current assets. Large liquid reserves are maintained to meet the Company's commitment to realty construction and development.

     Other investments decreased by $4.6 million in 1996 from 1995 to a total of $64.7 million. This decrease was attributed primarily to realty development and construction in 1996. Other investments include approximately $46.3 million of a portfolio managed in diversified investment funds and the balance being invested in U.S. Treasury Bills and similar highly liquid investments. These investments are classified as long-term because of management's intent to use them to finance major realty construction projects.

     At year-end 1996 and currently, the Company has four major realty development projects in progress: Gran Park at Jacksonville, Gran Park at the Avenues, Gran Park at Deerwood (all in Jacksonville), and Gran Park at Miami.

     Construction activities in these parks contributed significantly to the $27.4 million increase in properties from 1995 to 1996. The additions in 1996 amounted to approximately .6 million square feet of leasable space represented by five new buildings placed in service.

     Total current liabilities in 1996 increased approximately $7.5 million when compared to 1995. This change was primarily attributable to increases of $2.4 million in accounts payable, $4.1 million in income taxes, and $.6 million each in accrued property taxes and other liabilities offset by a decrease of $.2 million in casualty and other reserves.

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

     The only time environmental recoverables are recorded in the books of the Company is at the time a claim is filed with the State and is expected to be recovered. Such amounts are not material to the consolidated financial statements.

     Compliance with the federal, state, and local laws and regulations relating to the protection of the environment has not affected the Company's capital additions, earnings or competitive position, nor does management anticipate any future problems will adversely affect the Company's financial situation based upon the information available today.

     Environmental expenditures for capital improvements and infrequent expenditures for ongoing operations and maintenance have historically been in-significant to the operations of the Company. Management does not anticipate any changes in these expenditures.

     The Company's financial position continues to be strong as indicated by the current ratios of 2.19 in 1995 and 2.04 in 1996. The Company has no long-term debt or open lines of credit, nor does the Company anticipate that any will be negotiated in the foreseeable future. The Company is not obligated under any significant capital or operating-type leases, except for the short-term leasing of locomotives, freight cars, trailers and data processing equipment.

     As of December 31, 1996, the Company had authorized approximately $31.2 million for capital expenditures, of which 77% represented realty development and construction. These expenditures are expected to be funded from current operations supplemented, as necessary, by cash and investments currently on hand.

MANAGEMENT DISCUSSION AND ANALYSIS OF STATEMENTS OF CASH FLOWS

    The Statements of Cash Flows detail the Company's cash flow from operating, investing and financing activities during the year. Since the Company does not use debt to finance its operations, the sources of funds throughout the year are exclusively generated by operating and investing activities. To date, these sources have been sufficient to fund the purchases and construction of properties and pay dividends.

     Net income for 1996 increased approximately $3.8 million when compared to 1995, and 1995 decreased approximately $8.0 million when compared to 1994.

     The changes in net cash generated by operating activities from 1995 to 1996 and from 1994 to 1995 were primarily attributable to changes in net incomes and the associated timing differences of remitted cash receipts and payments for those comparative periods.

     The composition of gains on disposition of assets largely includes gains on non-realty land sales of $2.9, $1.3 and $4.0 million for the years 1996, 1995 and 1994, respectively.

     The purchases of properties for 1996, 1995 and 1994 amounted to $55.6 million, $70.6 million and $49.3 million, respectively. Purchases of properties for the past three years have been financed primarily from cash generated by operating activities with the balance of the funding being applied from investments.

     The Company is a capital intensive company and has approximately $876 million invested in such assets. Generally accepted accounting principles require the use of historical costs in preparing financial statements. This approach disregards the effect of inflation on the replacement cost of property and equipment. Therefore, the replacement costs of these assets, as well as the related depreciation expense, would be substantially greater than the amounts reported on the basis of historical costs. The acquisition of new assets will also result in higher depreciation charges and, in the case of realty, higher taxes and operating costs.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

The Board of Directors and Shareholders
Florida East Coast Industries, Inc.:

We have audited the consolidated financial statements of Florida East Coast Industries, Inc. and subsidiaries as listed in the accompanying Index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying Index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Florida East Coast Industries, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                            s/s KPMG Peat Marwick LLP

Jacksonville, Florida
January 31, 1997


CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Years ended December 31, 1996, 1995 and 1994
(Dollars in thousands except per share amounts)
                                                    Years ended December 31
                                                  1996        1995       1994
Operating Revenues:
  Transportation                              $172,958    $171,016   $160,731
  Realty - Land Sales                              982       2,830     16,100
         - Rents & Other                        34,091      27,261     22,713
                                              --------    --------   --------
    Total Revenues                             208,031     201,107    199,544
                                              --------    --------   --------
Operating Expenses:
  Transportation                               129,289     129,618    120,147
  Realty                                        19,792      17,025     16,796
  General and Administrative                    21,344      19,836     16,046
                                              --------    --------   --------
    Total Expenses                             170,425     166,479    152,989
                                              --------    --------   --------
Operating Profit                                37,606      34,628     46,555
Other Income (Expense):
  Dividends                                        399         440        320
  Interest Income                                4,800       5,359      4,614
  Interest Expense                                (600)       (639)       (48)
  Gains on sales and other disposition of prop   2,926       1,280      4,038
  Other (net)                                    3,027       1,486        193
                                              --------    --------   --------
    Total Other Income                          10,552       7,926      9,117
                                              --------    --------   --------
Income before income taxes                      48,158      42,554     55,672
Income Taxes: (Note 8)
  Current                                       17,551      13,028     13,990
  Deferred                                         152       2,887      7,077
                                              --------    --------   --------
    Total Income Taxes                          17,703      15,915     21,067
                                              --------    --------   --------
Income before minority interest                 30,455      26,639     34,605
 Less:  minority interest                          (41)         (2)         0
                                              --------    --------   --------
Net Income                                      30,414      26,637     34,605
                                              --------    --------   --------
Retained earnings:
  Balance at beginning of year                $530,834    $507,813   $476,808
  Cash dividends                                (3,627)     (3,616)    (3,600)
                                              --------    --------   --------
  Balance at Year-end                         $557,621    $530,834   $507,813
                                              ========    ========   ========
Per share data:
Cash dividends                                $   0.40    $   0.40   $   0.40
                                              --------    --------   --------
Earnings per common share                     $   3.36    $   2.95   $   3.85
                                              ========    ========   ========
See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
December 31, 1996 and 1995
(Dollars in thousands except per share amounts)
                                                              1996       1995
Assets
Current Assets:
  Cash and cash equivalents                               $ 23,602   $ 11,050
  Short-term investments (Note 6)                            5,973     12,999
  Accounts receivable, net                                  32,203     28,589
  Materials and supplies                                    11,237     10,223
  Other current assets (Note 8)                              7,803      7,218
                                                          --------   --------
Total current assets                                        80,818     70,079

Other Investments (Note 6)                                  64,654     69,226

Properties, Less Accumulated Depreciation and
  Amortization (Note 5)                                    636,019    608,640

Other Assets and Deferred Charges                            8,190      8,265
                                                          --------   --------
Total Assets                                              $789,681   $756,210
                                                          ========   ========
Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable                                        $ 22,705   $ 20,317
  Income taxes                                               4,652        593
  Accrued property taxes                                     3,981      3,353
  Accrued casualty and other reserves (Note 10)              5,038      5,226
  Other accrued liabilities                                  3,239      2,580
                                                          --------   --------
    Total current liabilities                               39,615     32,069

Deferred Income Taxes (Note 8)                             132,909    132,968

Reserves and Other Long-Term Liabilities (Note 10)           8,361      9,313

Commitments and Contingencies (Note 10)

Shareholders' Equity:
  Common stock, $6.25 par value; 9,360,000 shares authorized;
   9,271,361 shares issued and 9,051,987 shares
   outstanding                                              57,946     57,946
  Capital surplus                                            1,598      1,598
  Retained earnings                                        557,621    530,834
  Net unrealized gain on investments available-
   for-sale (Note 6)                                         1,904      1,755
  Treasury stock at cost (219,374 shares)                  (10,273)   (10,273)
                                                          --------   --------
    Total shareholders' equity                             608,796    581,860
                                                          --------   --------
Total Liabilities and Shareholders' Equity                $789,681   $756,210
                                                          ========   ========
See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 1996, 1995 and 1994
(Dollars in thousands)
                                                      Years ended December 31
                                                 1996        1995        1994
Cash Flows from Operating Activities:
  Net Income                                  $30,414     $26,637     $34,605
Adjustments to reconcile net income to cash
  generated
    Depreciation and amortization              23,506      22,292      21,747
    Minority interest in income                    41           2           0
    Gain on disposition of assets              (2,926)     (1,280)     (4,038)
    Deferred taxes                                152       2,887       7,077
    Changes in operating assets and liabilities:
     Accounts receivable, net                  (3,614)     (1,541)      2,210
     Other current assets                      (1,599)        308         713
     Other assets and deferred charges             75       4,137      (1,311)
     Accounts payable                           2,388      (2,729)         54
     Accrued property taxes                       628         179      (1,491)
     Other current liabilities                  4,250         141      (1,932)
     Reserves and other long-term liabilities    (952)     (1,251)      2,471
                                              -------     -------     -------
Net cash generated by operating activities     52,363      49,782      60,105
                                              -------     -------     -------
Cash Flows from Investing Activities:
  Purchases of properties                     (55,633)    (70,602)    (49,274)
  Purchases of investments:
    Available-for-sale                        (21,928)    (35,800)    (58,349)
    Held-to-maturity                          (12,386)    (31,247)    (17,364)
  Maturities and redemption of investments:
    Available-for-sale                         18,291      27,968      12,799
    Held-to-maturity                           27,798      54,839      49,847
  Proceeds from disposition of assets           7,674       4,491       6,633
                                              -------     -------     -------
  Net cash used in investing activities       (36,184)    (50,351)    (55,708)
                                              -------     -------     -------
Cash Flows from Financing Activities:
  Payment of dividends                         (3,627)     (3,616)     (3,600)
                                              -------     -------     -------
  Net cash used in financing activities        (3,627)     (3,616)     (3,600)
                                              -------     -------     -------
Net Increase (Decrease) in Cash and Cash
  Equivalents                                  12,552      (4,185)        797
Cash and Cash Equivalents at Beginning of Year 11,050      15,235      14,438
                                              -------     -------     -------
Cash and Cash Equivalents at End of Year      $23,602     $11,050     $15,235
                                              =======     =======     =======
Supplemental Disclosure of Cash Flow Information:
  Cash paid for income taxes                  $13,450     $13,810     $14,312
                                              =======     =======     =======
  Cash paid for interest                      $   600     $   639     $     0
                                              =======     =======     =======
Notes to Consolidated Financial Statements
December 31, 1996, 1995 and 1994

1.  Nature of Business
       The principal operations of Florida East Coast Industries, Inc. (the "Company") and its subsidiaries primarily relate to the transportation of goods by rail and to the development, leasing, management and sale of real estate. Both the Transportation and Realty operations are located within the state of Florida.

2.  Majority Stockholder
       The Nemours Foundation, which is funded by the Alfred I. duPont Testamentary Trust, owns approximately 5% of the Company's common stock. The Trust owns approximately 69% of St. Joe Corporation's common stock which owns, through a subsidiary, approximately 54% of the Company's common stock. The Company's payment of dividends was the only significant transaction with St. Joe Corporation or its affiliates in 1996, 1995 or 1994.

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

      Transportation Properties

      Transportation properties are stated at historical cost and are depreciated and amortized on the straight-line method at rates established by the Surface Transportation Board (STB). Gains and losses on normal retirements of these items are credited or charged to accumulated depreciation. Miscellaneous physical property consists principally of non-depreciable real property.

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

      Earnings Per Share

      Earnings per common share are based on the weighted average number of shares of common stock outstanding during the year (9,051,987 in 1996, 9,039,279 in 1995, and 9,000,000 in 1994).

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

      Investments

      Investments consist principally of municipal bonds, common stocks, redeemable prefered stocks and U.S. Government obligations. The Company classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near-term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

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

     Long-Lived Assets

     In March 1995, the Financial Accounting Standards Board issued Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. This Standard also addresses the accounting for long-lived assets that are expected to be disposed of. The Company has historically reserved for losses related to the impairment of long-term assets. The adoption of this Standard in 1996 had no material effect on the Company's financial statements.

     Reclassification

     Certain prior year amounts have been reclassified to conform with the current year's presentation.

4.  Acquisitions

     On March 30, 1995, the Company purchased 80% of the outstanding stock of International Transit, Inc. (ITI), a regional truckload carrier, through the issuance of treasury stock. This non-cash transaction has been excluded from the Statements of Cash Flows. ITI's gross revenues for 1996 and 1995 were $25.2 million and $19.1 million, respectively. ITI's income is not material to the consolidated financial statements. ITI's operations have been included in the consolidated financial statements since the date of purchase.

5.  Properties

     Properties consist of (in thousands):

                                                          1996          1995
Transportation Properties:
Road                                                  $321,294      $311,593
Equipment                                              198,544       197,777
Miscellaneous Physical Property                          2,269         5,435
Construction in Progress                                 2,465         5,673
                                                      --------      --------
                                                       524,572       520,478
Less Accumulated Depreciation & Amortization           205,979       196,244
                                                      --------      --------
                                                      $318,593      $324,234
                                                      ========      ========
Real Estate Properties:
Land and Land Improvements                            $164,558      $125,582
Buildings                                              169,272       141,091
Construction in Progress                                17,103        43,655
                                                      --------      --------
                                                       350,933       310,328
Less Accumulated Depreciation & Amortization            33,507        25,922
                                                      --------      --------
                                                      $317,426      $284,406
                                                      ========      ========

     Real estate properties having a net book value of $196.7 million at December 31, 1996 are leased under non-cancelable operating leases with expected aggregate rentals of $106.2 million which are due in years 1997-2001 in the amounts of $32.1, $26.5, $20.9, $15.8 and $10.9 million, respectively.

6.  Investments

     Other investments, including certain held-to-maturity investments which mature within one year, are held as a development fund created to accumulate capital expected to be required for future improvement of the Company's real estate properties.

Investments at December 31, 1996 consist of (in thousands):

                                                        Unrealized  Unrealized
                                       Carrying     Fair   Holding     Holding
                                  Cost    Value    Value      Gain       (Loss)
                               -----------------------------------------------
Short-term investments

Held-to-maturity
 U.S. Government securities    $ 4,969  $ 4,969  $ 4,961   $     0     $    (8)
 Tax exempt municipals           1,004    1,004    1,005         1           0
                               -----------------------------------------------
                               $ 5,973  $ 5,973  $ 5,966   $     1     $    (8)
                               -----------------------------------------------
Other Investments

Available-for-sale
 U.S. Government securities
  Maturing in 1 to 5 years     $   293  $   290  $   290   $     0     $    (3)
 Tax exempt municipals
  Maturing in 1 to 5 years      10,499   10,820   10,820       321           0
  Maturing in 5 to 10 years     19,726   20,336   20,336       610           0
  Maturing in more than 10 years 4,281    4,265    4,265         0         (16)
Equity securities               11,866   14,053   14,053     2,187           0
                               -----------------------------------------------
                               $46,665  $49,764  $49,764   $ 3,118     $   (19)

Held-to-maturity
 U.S. Government securities
  Maturing in 1 to 5 years     $ 7,023  $ 7,023  $ 7,092   $    69     $     0
 Tax exempt municipals
  Maturing in 1 to 5 years       7,079    7,079    7,121        42           0
 Mortgage-backed securities
  Maturing in 1 to 5 years           0        0      400       400           0
 Other corporate debt securities
  Maturing in 5 to 10 years        788      788    1,290       502           0
                               -----------------------------------------------
                               $14,890  $14,890  $15,903   $ 1,013     $     0
                               -----------------------------------------------
                               $61,555  $64,654  $65,667   $ 4,131     $   (19)
                               -----------------------------------------------

Investments at December 31, 1995 consist of (in thousands):
                                                        Unrealized  Unrealized
                                       Carrying     Fair   Holding     Holding
                                  Cost    Value    Value      Gain       (Loss)
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
 U.S. Government securities
  Maturing within 1 year
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
                               -----------------------------------------------

7.  Collateral Trust 5% Bonds

     There are outstanding at December 31, 1996 and 1995, $12,414,500 and $12,646,550, respectively, of the Company's Collateral Trust 5% Bonds (the "Bonds") due in 2001. Direct obligations of the U.S. Government, the cash flows from which approximately coincide as to timing and amount with the scheduled interest and principal payments on the Bonds, are held in trust for the purpose of making such payments. Accordingly, the Bonds are considered to be extinguished.

8.  Income Taxes

     Total income tax expense for the years ended December 31, 1996, 1995 and 1994 was allocated as follows (in thousands):

                                                       1996     1995     1994
                                                    -------------------------
Income from continuing operations                   $17,703  $15,915  $21,067
Shareholders' equity, for recognition of
  unrealized holding gain (loss) on investments
  available-for-sale                                     93    1,657   (1,115)
                                                    -------------------------
                                                    $17,796  $17,572  $19,952
                                                    =========================

     Income tax expense attributable to income from continuing operations differed from the amounts computed by applying the statutory federal income tax rate to pretax income as a result of the following:

                                                       1996     1995     1994
                                                    -------------------------
Amount computed at statutory federal rate           $16,855  $14,894  $19,485
Effect of dividends received exclusion and
  tax free interest                                    (908)    (835)    (700)
State taxes (net of federal benefit)                  1,688    1,513    1,979
Other (net)                                              68      343      303
                                                    -------------------------
                                                    $17,703  $15,915  $21,067
                                                    =========================

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1996, 1995 and 1994 are as follows:

                                                       1996      1995    1994
                                                  ---------------------------
Deferred tax assets:
  Accrued casualty and other reserves            $  5,200  $  5,458  $  5,395
  Amortization of fiber optic income                  367       490       612
  Unrealized holding loss on investments
    available-for-sale                                  0         0       555
  Other                                               277       637       285
                                                 ----------------------------
     Total deferred tax asset                    $  5,844  $  6,585  $  6,847
                                                 ----------------------------
Deferred tax liabilities:
  Properties, principally due to
    differences in depreciation                  $101,462  $102,730  $ 99,361
  Deferred gain on land sales                      29,030    29,114    29,183
  Deferred profit on bonds extinguished             1,430     1,642     1,846
  Unrealized holding gain on investments
    available-for-sale                              1,195     1,102         0
  Other                                             2,158     1,183     1,099
                                                 ----------------------------
     Total deferred tax liabilities              $135,275  $135,771  $131,489
                                                 ----------------------------
         Net deferred tax liabilities            $129,431  $129,186  $124,642
                                                 ============================

     There was no valuation allowance provided for deferred tax assets as of December 31, 1996 and 1995 as the Company believes the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

     Included in other current assets are deferred tax assets of $3,478 and $3,782 at December 31, 1996 and 1995, respectively.

9.  Segment Information

     The Company operates principally in two industries: Transportation and Realty. Transportation operations consist primarily of railroad-related activities and some trucking operations. Realty operations are involved in real estate development, rentals and related management and operations of properties. Operating revenues represent sales to unaffiliated customers, as reported in the Company's Consolidated Statements of Income and Retained Earnings. Operating profit is operating revenue less directly traceable costs and expenses.

     Identifiable assets by industry are those assets that are used in the Company's operations in each industry.

     Information by industry segment follows (in thousands):

                                                  1996        1995        1994
                                              --------------------------------
Operating Revenue:
  Transportation                              $172,958    $171,016    $160,731
  Realty                                        35,073      30,091      38,813
                                              --------------------------------
                                              $208,031    $201,107    $199,544
                                              ================================
Operating Profit:
  Transportation                              $ 25,304    $ 23,663    $ 26,139
  Realty                                        12,302      10,965      20,416
                                              --------------------------------
                                              $ 37,606    $ 34,628    $ 46,555
                                              ================================
Identifiable Assets:
  Transportation                              $367,989    $361,862    $357,670
  Realty                                       406,487     289,727     251,348
  Corporate                                     15,205     104,621     113,476
                                              --------------------------------
                                              $789,681    $756,210    $722,494
                                              ================================
Capital Expenditures:
  Transportation                              $ 14,597    $ 26,572    $ 21,259
  Realty                                        41,036      44,030      28,015
                                              --------------------------------
                                              $ 55,633    $ 70,602    $ 49,274
                                              ================================
Depreciation:
  Transportation                              $ 15,853    $ 16,644    $ 16,740
  Realty                                         7,653       5,648       5,007
                                              --------------------------------
                                              $ 23,506    $ 22,292    $ 21,747
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

     The Company is currently a party to, or involved in, legal proceedings directed at the cleanup of four Superfund sites. The Company has accrued its allocated share of the total estimated cleanup costs for these sites. Based upon management's evaluation of the other potentially responsible parties, the Company does not expect to incur additional amounts even though the Company has joint and several liability. Other proceedings involving environmental matters, such as alleged discharge of oil or waste material into water or soil, are pending against the Company.

     It is difficult to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity, or results of operations of the Company. Environmental liabilities of $2.0 million and $2.5 million for 1996 and 1995, respectively, will be paid over an extended period and the timing of such payments cannot be predicted with any confidence.

     Gran Central Corporation, a wholly-owned subsidiary of the Company, entered into an agreement with the State of Florida Department of Transportation to furnish all land necessary for the construction of the N.W. 106th Street Interchange on the Homestead Extension of the Florida Turnpike and to subsidize any annual operating deficit of the Department for 15 years related to the interchange which is not covered by toll revenues. The maximum assessment amount over the 15 years would be approximately $9.3 million with no annual assessment to exceed approximately $1.1 million.

11.  Retirement Plans

     The Company sponsors two 401(k) plans for its salaried and hourly wage employees. Contributions are at the employees' discretion with upper limits of 6% of compensation before taxes and 10% after taxes.

     401(k) Plan for Salaried Employees

     The amounts of matching contributions by the Company for this plan covering the years 1996, 1995 and 1994 were approximately $351,000, $350,000 and $350,000, respectively. The expenses associated with this plan were approximately $12,000, $13,000 and $11,000 in 1996, 1995, and 1994,
respectively. In 1996, the Company matched the employees' contributions $1 for $1 up to the first $1,200 and then $.25 for each $1 contributed up to 6% of employees' contributions.

     401(k) Plan for Hourly Wage Employees and/or Employees Covered by Collective Bargaining Agreement

     This is a non-contributory plan and was instituted in April 1995. The expenses associated with this plan were approximately $4,200 in 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     With respect to each Executive Officer of the Registrant, there are set forth below as of December 31, 1996, (1) his name; (2) his age; (3) his positions and offices with the Registrant; (4) the date on which he first held office; and (5) a brief account of his business experience during the last five years. Each Executive Officer has been elected to hold such positions and offices until the next annual election of Directors and Officers of the Registrant, which is to be held on May 21, 1997. To the best knowledge of the Registrant, none of the persons named had any arrangement or understanding with any other person pursuant to his election, and none of the persons named have any family relationship with any other such person.


Name, Age, Positions, and       Date First Held Such Positions and Offices and
Offices                         Business Experience for the Past Five Years
_________________________       ______________________________________________

Winfred L. Thornton (68)        Chairman and CEO of Registrant.  Prior to May
Chairman, Chief Executive       1995, Chairman, CEO and President of Registrant
Officer and Director            for more than five years.

Carl F. Zellers, Jr. (64)       President and COO of the Registrant since
President, Chief Operating      May 1995.  President of Gran Central
Officer and Director            Corporation for more than five years.
                                President of Florida East Coast Railway
                                Company since June 10, 1992.

T. Neal Smith (56)              May 15, 1992 elected Vice President and
Vice President & Secretary      Secretary.  Formerly Treasurer and Assistant
                                Secretary for more than five years.

J. Richard Yastrzemski (53)     Comptroller of Registrant for more than five
Comptroller                     years.

Gregory P. West (37)            May 15, 1992 elected Treasurer and Assistant
Treasurer & Assistant Secretary Secretary.  Formerly Material Inventory and
                                Accounting Manager for the Registrant.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required under this item is contained in the Registrant's 1997 Proxy Statement which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     Information required under this item is contained in the Registrant's 1997 Proxy Statement which is incorporated herein by reference.

(b)  SECURITY OWNERSHIP OF MANAGEMENT

     Information required under this item is contained in the Registrant's 1997 Proxy Statement which is incorporated herein by reference.

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

(b)       REPORTS ON FORM 8-K

          None.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                          [ITEM 14(a)]

Consolidated Balance Sheets at December 31, 1996 and 1995

Consolidated Statements of Income and Retained Earnings for each of the three years in the period ended December 31, 1996

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996

Notes to Consolidated Financial Statements

Independent Auditors' Report

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

(10)               Change of Control Severance Plan

*Incorporated herein by reference to Exhibits filed in connection with Florida
 East Coast Industries, Inc.'s Registration Statement on Form S-14 as filed with the Securities and Exchange Commission on February 17, 1984 (File No. 2-89530).

                                 SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 19, 1997.

FLORIDA EAST COAST INDUSTRIES, INC.
         (Registrant)

By: s/s T.N. Smith, Vice President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

s/s W.L. Thornton*
Chairman, Chief Executive Officer, and Director - 3/15/97

s/s C.F. Zellers, Jr.*
President, Chief Operating Officer, and Director - 3/15/97

s/s J. Nelson Fairbanks*
Director - 3/15/97

s/s J.C. Belin*
Director - 3/15/97

s/s D.M. Foster*
Director - 3/15/97

s/s R.E. Nedley*
Director - 3/15/97

s/s J.H. Mercer, Jr.*
Director - 3/15/97

s/s A.C. Harper*
Director - 3/15/97

s/s J. J. Parrish, III*
Director - 3/15/97

s/s G. P. West*
Treasurer - 3/15/97

s/s J.R. Yastrzemski*
Comptroller - 3/15/97

BY:  s/s T. Neal Smith*
Attorney-in-Fact

*Such signature has been affixed pursuant to Power of Attorney.

                    FLORIDA EAST COAST INDUSTRIES, INC.
     SCHEDULE II (CONSOLIDATED) - VALUATION AND QUALIFYING ACCOUNTS FOR THE THREE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                         (Dollars in thousands)

                              Balance at  Additions
                              Beginning   Charged                 Balance at
                               of Year   to Expense    Payments   End of Year
                             ----------  ----------    --------   -----------

RESERVES INCLUDED IN LIABILITIES

1996
 Casualty & other reserves     $11,221       $6,205      $6,650    $10,776[a]

1995
 Casualty & other reserves     $11,605       $4,742      $5,126    $11,221[a]

1994
 Casualty & other reserves     $14,143       $2,584      $5,122    $11,605[a]



[a] Includes $5,038, $5,226 and $5,400 in current liabilities at December 31,
    1996, December 31, 1995 and December 31, 1994, respectively. The remainder is included in "Reserves and Other Long-Term Liabilities."

                     FLORIDA EAST COAST INDUSTRIES, INC.
     SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND ACCUMULATED DEPRECIATION
                     DECEMBER 31, 1996, 1995 AND 1994
                             (in thousands)

                                     Initial Cost to Company


Description                          Encumbrances        Land
-----------                          ------------        ----
Duval County
 Office Buildings (8)                    -0-            $ 1,153
 Office/Showroom/Warehouses (8)          -0-              1,502
 Office/Warehouses (2)                   -0-                  0
 Land w/Infrastructure                   -0-              6,593
 Unimproved Land & Misc. Assets          -0-                915

St. Johns County
 Unimproved Land                         -0-              2,631

Flagler County
 Unimproved Land                         -0-              3,218

Volusia County
 Unimproved Land                         -0-              3,651

Brevard County
 Office/Showroom/Warehouse (1)           -0-                 73
 Land w/Infrastructure                   -0-              3,633
 Unimproved Land                         -0-              4,846

Indian River County
 Unimproved Land                         -0-                  1

St. Lucie County
 Unimproved Land                         -0-                593

Martin County
 Land w/Infrastructure                   -0-              1,734
 Unimproved Land                         -0-              2,704

Putnam County
 Unimproved Land                         -0-                  2

Palm Beach County
 Office/Showroom/Warehouse (1)           -0-                113
 Rail Warehouses (2)                     -0-                449
 Cross Docks (4)                         -0-                117
 Land w/Infrastructure                   -0-              1,251
 Unimproved Land                         -0-              1,501

Broward County
 Rail Warehouse (1)                      -0-                 85
 Land w/Infrastructure                   -0-                999
 Unimproved Land                         -0-              1,193

Manatee County
 Unimproved Land                         -0-                 14

Dade County
 Cross Dock (1)                          -0-                137
 Double Front Load Warehouse (1)         -0-                768
 Rail Warehouses (6)                     -0-                808
 Office/Showroom/Warehouses (5)          -0-              1,003
 Office/Warehouses (5)                   -0-              1,462
 Front Load Warehouses (8)               -0-              1,943
 Office/Service Center (1)               -0-                285
 Transit Warehouse (1)                   -0-                  3
 Land w/Infrastructure                   -0-              7,970
 Unimproved Land & Misc. Assets          -0-             10,326

Orange County
 Land w/Infrastructure                   -0-                  0
                                                        -------
TOTALS                                                  $63,676

                                    Initial Cost to Company

                                                   Costs
                                                   Capitalized
                                 Buildings &       Subsequent to
Description                      Improvements      Acquisition
-----------                      ------------      -------------
Duval County
 Office Buildings (8)               $6,200            $ 55,732
 Office/Showroom/Warehouses (8)          0              20,393
 Office/Warehouses (2)                   0              11,708
 Land w/Infrastructure                   0               8,201
 Unimproved Land & Misc. Assets          0                 673

St. Johns County
 Unimproved Land                         0                 406

Flagler County
 Unimproved Land                         0               1,183

Volusia County
 Unimproved Land                         0                 403

Brevard County
 Office/Showroom/Warehouse (1)           0               2,198
 Land w/Infrastructure                   0                   0
 Unimproved Land                         0                 190

Indian River County
 Unimproved Land                         0                   0

St. Lucie County
 Unimproved Land                         0                   0

Martin County
 Land w/Infrastructure                   0               2,416
 Unimproved Land                         0                 231

Putnam County
 Unimproved Land                         0                  (2)

Palm Beach County
 Office/Showroom/Warehouse (1)           0               2,984
 Rail Warehouses (2)                     0               4,253
 Cross Docks (4)                         0               3,786
 Land w/Infrastructure                   0                   0
 Unimproved Land                         0                   0

Broward County
 Rail Warehouse (1)                      0               1,708
 Land w/Infrastructure                   0                 122
 Unimproved Land                         0                  68

Manatee County
 Unimproved Land                         0                  87

Dade County
 Cross Dock (1)                          0               1,018
 Double Front Load Warehouse (1)         0               6,275
 Rail Warehouses (6)                     0              28,252
 Office/Showroom/Warehouses (5)          0              18,474
 Office/Warehouses (5)                   0              18,604
 Front Load Warehouses (8)               0              28,751
 Office/Service Center (1)               0               2,589
 Transit Warehouse (1)                   0                 286
 Land w/Infrastructure                   0              29,843
 Unimproved Land & Misc. Assets          0               5,496

Orange County
 Land w/Infrastructure                   0               7,626
                                        ------       ---------
TOTALS                                  $6,200        $263,954

                                       Carried at Close of Period

                                Land &         Bldgs. &
Description                     Land Improv.   Improv.      Total
-----------                     ------------   --------     -----
Duval County
 Office Buildings (8)            $ 10,386      $ 52,699   $ 63,085
 Office/Showroom/Warehouses (8)     4,515        17,380     21,895
 Office/Warehouses (2)              3,834         7,874     11,708
 Land w/Infrastructure             14,794             0     14,794
 Unimproved Land & Misc. Assets     1,412           176      1,588

St. Johns County
 Unimproved Land                    3,037             0      3,037

Flagler County
 Unimproved Land                    4,401             0      4,401

Volusia County
 Unimproved Land                    4,054             0      4,054

Brevard County
 Office/Showroom/Warehouse (1)        438         1,833      2,271
 Land w/Infrastructure              3,633             0      3,633
 Unimproved Land                    5,036             0      5,036

Indian River County
 Unimproved Land                        1             0          1

St. Lucie County
 Unimproved Land                      593             0        593

Martin County
 Land w/Infrastructure              4,150             0      4,150
 Unimproved Land                    2,935             0      2,935

Putnam County
 Unimproved Land                        0             0          0

Palm Beach County
 Office/Showroom/Warehouse (1)       599          2,498      3,097
 Rail Warehouses (2)                 557          4,145      4,702
 Cross Docks (4)                   1,261          2,642      3,903
 Land w/Infrastructure             1,251              0      1,251
 Unimproved Land                   1,501              0      1,501

Broward County
 Rail Warehouse (1)                  405          1,388      1,793
 Land w/Infrastructure             1,121              0      1,121
 Unimproved Land                   1,261              0      1,261

Manatee County
 Unimproved Land                     101              0        101

Dade County
 Cross Dock (1)                      137          1,018      1,155
 Double Front Load Warehouse (1)   1,985          5,058      7,043
 Rail Warehouses (6)               8,119         20,941     29,060
 Office/Showroom/Warehouses (5)    5,765         13,712     19,477
 Office/Warehouses (5)             5,410         14,656     20,066
 Front Load Warehouses (8)         9,901         20,793     30,694
 Office/Service Center (1)           757          2,117      2,874
 Transit Warehouse (1)                 3            286        289
 Land w/Infrastructure            37,813              0     37,813
 Unimproved Land & Misc. Assets   15,766             56     15,822

Orange County
 Land w/Infrastructure             7,626              0      7,626
                                --------       --------  ---------
TOTALS                          $164,558       $169,272   $333,830

                                                        Life on Which
                                                       Depreciation in
                                           Date First   Latest Income
                              Accumulated  Started or   Statement is
Description                   Depreciation  Acquired      Computed
-----------                   ------------ ----------  ---------------
Duval County
 Office Buildings (8)           $ 7,992       1985      3 to 40 years
 Office/Showroom/Warehouses (8)   4,797       1987      3 to 40 years
 Office/Warehouses (2)              605       1994      3 to 40 years
 Land w/Infrastructure              355
 Unimproved Land & Misc. Assets     152

St. Johns County
 Unimproved Land                      0      Various

Flagler County
 Unimproved Land                      0      Various

Volusia County
 Unimproved Land                      0      Various

Brevard County
 Office/Showroom/Warehouse (1)      509       1983     3 to 40 years
 Land w/Infrastructure                0      Various
 Unimproved Land                      0      Various

Indian River County
 Unimproved Land                      0      Various

St. Lucie County
 Unimproved Land                      0      Various

Martin County
 Land w/Infrastructure               84      Various
 Unimproved Land                      0      Various

Putnam County
 Unimproved Land                      0      Various

Palm Beach County
 Office/Showroom/Warehouse (1)      865
 Rail Warehouses (2)              1,257
 Cross Docks (4)                  1,034
 Land w/Infrastructure                0
 Unimproved Land                      0

Broward County
 Rail Warehouse (1)                 621       1986      3 to 40 years
 Land w/Infrastructure                0      Various
 Unimproved Land                      0      Various

Manatee County
 Unimproved Land                      0       Various

Dade County
 Cross Dock (1)                     262       1987      3 to 40 years
 Double Front Load Warehouse (1)    977       1993      3 to 40 years
 Rail Warehouses (6)              3,614       1988      3 to 40 years
 Office/Showroom/Warehouses (5)   3,465       1988      3 to 40 years
 Office/Warehouses (5)            2,884       1990      3 to 40 years
 Front Load Warehouses (8)        3,241       1991      3 to 40 years
 Office/Service Center (1)          228       1994      3 to 40 years
 Transit Shed (1)                    54      Various    3 to 40 years
 Land w/Infrastructure              455      Various    3 to 40 years
 Unimproved Land & Misc. Assets      56      Various    3 to 40 years

Orange County
 Land w/Infrastructure                0       1995
                                -------
TOTALS                          $33,507

Notes:

(A) The aggregate cost of real estate owned at December 31, 1996 for federal income tax purposes is approximately $258,360,000.

(B)  Reconciliation of real estate owned (in thousands of dollars):

                                     1996        1995        1994
                                     ----        ----        ----
Balance at Beginning of Year       $266,673   $241,674    $214,747
Amounts Capitalized                  67,589     25,523      28,015
Amounts Retired or Adjusted            (432)      (524)     (1,088)
                                   --------------------------------
Balance at Close of Period         $333,830   $266,673    $241,674

(C)  Reconciliation of accumulated depreciation (in thousands of dollars):

                                      1996       1995        1994
                                      ----       ----        ----
Balance at Beginning of Year       $ 25,922   $ 20,274    $ 15,291
Depreciation Expense                  7,653      5,648       5,007
Amounts Retired or Adjusted             (68)         0         (24)
                                   --------------------------------
Balance at Close of Period         $ 33,507    $ 25,922    $ 20,274

21.  Listing of parent and subsidiaries

     Parent -  Florida East Coast Industries, Inc.

     Subsidiaries  - Florida East Coast Railway Company

                        Florida East Coast Highway Dispatch Company

                        Florida East Coast Inspections, Inc.

                        Florida East Coast Deliveries, Inc.

                        Railroad Concrete Crosstie Corporation

                        Railroad Track Construction Company

                        Operations Unlimited, Inc.

                        Florida Express Carrier, Inc.

                     Gran Central Corporation

                        Dade County Land Holding Company, Inc.

                     International Transit, Inc.

                         POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENT, that each of the undersigned Directors of Florida East Coast Industries, Inc., a Florida corporation ("Corporation"), which is about to file with the Securities and Exchange Commission, Washington, DC 20549, under the provisions of the Securities Exchange Act of 1934, as amended, an Annual Report on Form 10-K for the fiscal year ended December 31, 1996, hereby constitutes and appoints Winfred L. Thornton and T.N. Smith as his true and lawful attorneys-in-fact and agent, and each of them with full power to act, without the other in his stead, in any and all capacities, to sign the 1996 Annual Report of Florida East Coast Industries, Inc., on Form 10-K and to file on behalf of the Corporation such Annual Report and amendments with all exhibits thereto, and any and all other information and documents in connection therewith, with the Securities and Exchange
Commission, hereby granting unto said attorneys-in-fact and agent, and each of them, full power and authority to do and perform any and all acts and things requisite and ratifying and confirming all that each said attorneys-in-fact and agent or any one of them, may lawfully do or cause to be done by virtue hereof.

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


Dated:  March 15, 1997