Form 10-Q
period 1997-03-31
FLORIDA EAST COAST INDUSTRIES INC
filed 1997-05-15
CIK 740796

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                    Form 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                       For the period ended March 31, 1997

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

           Class                          Outstanding at March 31, 1997
Common Stock, $6.25 par value                    9,051,987 shares

                   FLORIDA EAST COAST INDUSTRIES, INC.
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                         (Dollars in thousands)
                                                      March 31    December 31
                                                        1997          1996
                                                     (Unaudited)
                                                     -----------  -----------
ASSETS

Current assets:
  Cash and cash equivalents                           $ 26,281     $ 23,602
  Short-term investments                                 2,948        5,973
  Accounts receivable, net                              28,815       32,203
  Materials and supplies                                11,009       11,237
  Other                                                  7,462        7,803
                                                      --------     --------
     Total current assets                               76,515       80,818

Other investments                                       71,563       64,654

Properties, less accumulated depreciation and
 amortization                                          643,866      636,019

Other assets and deferred charges                        9,782        8,190
                                                      --------     --------
                                                      $801,726     $789,681
                                                      ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $ 21,652     $ 22,705
  Income taxes                                          10,073        4,652
  Accrued property taxes                                 6,573        3,981
  Accrued casualty and other reserves                    5,188        5,038
  Other accrued liabilities                              1,873        3,239
                                                      --------     --------
     Total current liabilities                          45,359       39,615

Deferred income taxes                                  132,217      132,909

Reserves and other long-term liabilities                 8,353        8,361

Shareholders' equity:
  Common stock, $6.25 par value; 9,360,000 shares
  authorized; 9,271,361 shares issued and 9,051,987
  shares outstanding                                    57,946       57,946
  Capital surplus                                        1,598        1,598
  Retained earnings                                    565,081      557,621
  Net unrealized gain on debt and marketable
    equity securities                                    1,445        1,904
  Less:
    Treasury stock at cost (219,374 shares)            (10,273)     (10,273)
                                                       --------     --------
       Total shareholders' equity                      615,797      608,796
                                                       --------     --------
                                                      $801,726     $789,681
                                                       ========     ========
                         (See accompanying notes)

                    FLORIDA EAST COAST INDUSTRIES, INC.
    CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
             (Dollars in thousands except per share amounts)
                               (Unaudited)

                                                        QUARTER ENDED MARCH 31
                                                         1997           1996
                                                         ----           ----
OPERATING REVENUES:
  Transportation                                       $ 44,403      $  41,765
  Realty - Land Sales                                     5,892              5
         - Rents & Other                                  9,143          8,193
                                                       --------      ---------
     Total revenues                                      59,438         49,963

OPERATING EXPENSES:
  Transportation                                         31,033         32,123
  Realty                                                 11,982          4,767
  General and Administrative                              5,331          5,731
                                                       --------      ---------
     Total expenses                                      48,346         42,621

Operating profit                                         11,092          7,342

OTHER INCOME (EXPENSE):
  Dividends                                                  95             93
  Interest income                                         1,305          1,298
  Interest expense                                          (91)           (67)
  Gains on sales and other disposition of properties         95          2,577
  Other (net)                                               892            662
                                                       --------       --------
   Total other income                                     2,296          4,563

Income before income taxes                               13,388         11,905

INCOME TAXES:
 Current                                                  5,425          4,252
 Deferred                                                  (405)           212
                                                       --------       --------
  Total income taxes                                      5,020          4,464

Income before minority interest                           8,368          7,441
  Less:  minority interest                                   (3)           (18)
                                                       --------       --------
Net income                                             $  8,365       $  7,423

Retained earnings:
 Balance at beginning of year                           557,621        530,834
 Cash dividends                                            (905)          (906)
                                                       --------       --------
Balance at end of period                               $565,081       $537,351
                                                       ========       ========
Per Share Data:
 Cash dividends                                        $   0.10       $   0.10
                                                       ========       ========
Earnings per common share                              $    .92       $   0.82
                                                       ========       ========
                          (See accompanying notes)

                         FLORIDA EAST COAST INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in thousands)
                                     (Unaudited)

                                                       QUARTER ENDED MARCH 31

                                                            1997        1996
                                                            ----        ----
Cash flows from operating activities:
 Net income                                             $  8,365    $  7,423
 Adjustments to reconcile net income to cash generated:
  Depreciation and amortization                            5,974       5,526
  Gain on disposition of assets                              (95)     (2,577)
  Deferred taxes                                            (405)        212
  Changes in operating assets and liabilities:
    Accounts receivable                                    3,388       1,520
    Other current assets                                     569        (859)
    Other assets and deferred charges                     (1,592)      2,635
    Accounts payable                                      (1,053)        257
    Income taxes payable                                   5,421       4,199
    Estimated property taxes                               2,592         459
    Other current liabilities                             (1,216)         64
    Reserves and other long-term liabilities                  (8)        (84)
                                                        --------    --------
Net cash generated by operating activities                21,940      18,775

Cash flows from investing activities:
 Purchases of properties                                 (15,158)    (17,725)
 Purchases of investments:
  Available-for-sale                                      (5,128)     (6,617)
  Held-to-maturity                                        (5,983)          0
 Maturities and redemption of investments:
  Available-for-sale                                       4,501       5,892
  Held-to-maturity                                         1,980      10,200
 Proceeds from disposition of assets                       1,432       3,521
                                                        --------    --------
Net cash used in investing activities                    (18,356)     (4,729)

Cash flows from financing activities:
 Payment of dividends                                       (905)       (906)
                                                        --------    --------
Net cash used in financing activities                   $   (905)   $   (906)

Net increase in cash and cash equivalents                  2,679      13,140
Cash and cash equivalents at beginning of quarter         23,602      11,050
                                                        --------    --------
Cash and cash equivalents at end of quarter             $ 26,281    $ 24,190
                                                        ========    ========
Supplemental disclosure of cash flow information:
 Cash paid during the quarter for income taxes          $    134    $      0
                                                        ========    ========
 Cash paid during the quarter for interest              $     91    $     67
                                                        ========    ========

                            (See accompanying notes)

                        FLORIDA EAST COAST INDUSTRIES, INC.
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                  (Unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of March 31, 1997 and December 31, 1996, and the results of operations and cash flows for the three-month periods ended March 31, 1997 and March 31, 1996.

2. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full year.

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

     The Company is currently a party to, or involved in legal proceedings directed at the cleanup of four Superfund sites. The Company has accrued its allocated share of the total estimated cleanup costs for these four sites. Based upon management's evaluation of the other potentially responsible parties, the Company does not expect to incur additional amounts even though the Company has joint and several liability. Other proceedings involving environmental matters, such as alleged discharge of oil or waste material into water or soil, are pending against the Company.

     It is difficult to quantify future environmental costs because of many issues relating to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position or liquidity of the Company in any one period. Environmental liabilities of $2.0 million for both March 31, 1997 and December 31, 1996, respectively, will be paid over an extended period, and the timing of such payments cannot be predicted with any confidence.

     Gran Central Corporation, a wholly-owned subsidiary of the Company, entered into an agreement with the State of Florida Department of Transportation to furnish all land necessary for the construction of the N.W. 106th Street Interchange on the Homestead Extension of the Florida Turnpike and to subsidize the Department for 15 years to cover any annual operating deficit related to the interchange which is not covered by toll revenues. The maximum assessment amount over the 15 years would be approximately $9.3 million with no annual assessment to exceed $1.1 million. No assessments have been made to date.

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

     Generally accepted accounting principles require the use of historical costs in preparing financial statements. This approach disregards the effect of inflation on the replacement cost of property and equipment. The Company is a capital-intensive company and has approximately $876 million invested in such assets as of December 31, 1996. The replacement costs of these assets, as well as the related depreciation expense, would be substantially greater than the amounts reported on the basis of historical costs.

6. Certain prior year amounts have been reclassified to conform with the current year presentation.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                                    OVERVIEW

Florida East Coast Industries, Inc.'s (FECI) operating revenues for the quarter ended March 31, 1997 as compared with same period 1996 reflected an increase
of $9.5 million.   Operating expenses in the first quarter 1997 reflected
an increase of $5.7 million from first quarter 1996. The increases in operating revenues and expenses were primarily attributable to the increases in the realty segment's revenues and expenses of $6.8 million and $7.2
million, respectively.   Operating profits increased by $3.8 million from
first quarter 1996 to first quarter 1997.


                                    ANALYSIS

Revenues - When comparing the first quarter 1997 revenues with the same period 1996, the 1997 transportation revenues increased by $2.6 million or 6.3%.
The number of shipments handled by the rail segment increased by 8.5% when comparing the first three months of 1997 with the same period in 1996.
In the first quarter of 1996, traffic volumes were significantly affected by adverse weather conditions and a major union strike in the trucking industry. Thus, the increase in the traffic volumes for first quarter 1997 when compared to the same period 1996 reflects an increase of 8.5% attributable partially to
depressed traffic volumes in first quarter 1996.   Realty revenues for first
quarter 1997 increased by $6.8 million primarily attributable to a single disposition of property of approximately $4.8 million. Sales of property for the first quarter of 1997 approximated $5.9 million and realty rents and other related income approximated $9.1 million.

Operating Expenses - Operating expenses in the first quarter 1997 reflected an increase of $5.7 million as compared to the same period in 1996. When compared to first quarter 1996, transportation operating expenses in first quarter 1997 decreased by $1.1 million; realty operating expenses increased by $7.2 million, and general and administrative operating expenses decreased by $.4 million. The decreases in transportation and general and administrative expenses of $1.1 million and $.4 million, respectively, are primarily attributable to the reduction in operating expenses resulting from the discontinuance of the rail operations in Macon, Georgia in the first quarter 1996 and the trucking operations of Florida Express Carrier, a trucking subsidiary of the railroad. Again, the increase in realty operating expenses of $7.2 million was primarily attributable to the single disposition of property of approximately $6.0 million which resulted in a loss on disposition of approximately $1.2 million.

Other Income - Other income in the first quarter 1997 when compared to same period 1996 reflected a decrease of $2.3 million primarily represented by a first quarter 1996 transaction. In the first quarter of 1996, gains on sales and other dispositions of properties amounted to approximately $2.5 million and primarily represented the first installment of $2.4 million involving the sale of fiber optic conduit. Offsetting the decrease of $2.5 million in gains on sales of properties was an increase in other income of $.2 million which was primarily attributable to capital gains from sales of securities on the Company's investment portfolio for realty development.

Net Income - Net income increased by $.9 million in first quarter 1997 when compared to first quarter 1996.

Recent Events - The Company announced on May 5, 1997 that it had received a proposal from St. Joe Corporation in which St. Joe has offered to merge FECI with a wholly-owned subsidiary of St. Joe. In the proposed merger, the approximately 4.2 million shares of FECI common stock not owned by St. Joe would be exchanged for cash at a price of $102 per share. St. Joe's proposal is subject by its terms to any regulatory approvals and required vote of the outstanding shares of FECI, as well as customary terms and conditions. The proposal is also subject by its terms to the negotiation of a merger agreement containing terms mutually satisfactory to FECI and St. Joe.

The Board of Directors of FECI has authorized a committee of three of its outside Directors to review the St. Joe proposal; to negotiate its terms and conditions (including price) if the Special Committee determines that St. Joe's proposal should be pursued; and to recommend to the full Board of Directors whether the final terms and conditions (including price) resulting from such negotiations are fair to and in the best interests of the Company and its shareholders (other than St. Joe) and should be approved by the Board of Directors.

There can be no assurances when, if or on what terms FECI and St. Joe can reach agreement with respect to St. Joe's proposal.

On May 9, 1997, the Company received notification from Franklin Mutual Advisors, Inc. that, as of that date, it had a present good faith intention to acquire through open market or privately-negotiated purchases or otherwise, voting securities of the Company such that it will hold as a result of such acquisitions at least 15% of the voting securities of the Company. As of March 1, 1997, Franklin Resources beneficially owned 13% of the Company's outstanding shares.

                         LIQUIDITY AND CAPITAL RESOURCES


FECI's principal sources of liquidity include cash generated by operations; earnings on invested cash; and earnings on its investment portfolio, consisting largely of U.S. Treasury securities with maturities less than twelve months.

Current cash generations are used for capital expenditures in the transportation and realty sectors and for payment of dividends. The investment portfolio is informally dedicated to major real estate development.

Cash and short-term investments decreased $.3 million to $29.2 million at March 31, 1997 from $29.5 million at year-end. The investment portfolio increased $6.9 million to $71.6 million at March 31, 1997 from $64.7 million at year-end 1996. The Company's working capital position changed from a ratio of 2.04 to 1.00 at year-end 1996 to a ratio of 1.69 to 1.00 at March 31, 1997.

There was no significant change in debt, reserves, or other liabilities during the three-month period and capital projects at March 31, 1997 amounted to approximately $64.5 million authorized and outstanding from $31.2 million authorized and outstanding at December 31, 1996. Of the $64.5 million of capital projects, approximately 84.0% represent realty development projects.

                           PART II - OTHER INFORMATION


Item 1.         Legal Proceedings

During April 1996, an individual, alleging that he is a shareholder of FECI, instituted a purported class action suit in Florida state court against FECI, St. Joe Industries, Inc., St. Joe Corporation and members of the FECI Board of Directors (Messrs. Thornton, Belin, Nedley, Zellers, Fairbanks, Foster, Harper, Mercer and Parrish). Certain of the individuals named in the action also are officers or directors of St. Joe Corporation. The action, which has purportedly been brought on behalf of all shareholders of FECI, other than the defendants and their affiliates, is styled Kahn v. St. Joe Industries, Inc., St. Joe Paper Co., Thornton, Belin, Nedley, Zellers, Fairbanks, Foster, Harper, Mercer, Parrish and Florida East Coast Industries, Inc., Case No. 96-01874 CA (Circuit Court, Fourth Judicial Circuit, Duval County, Florida, Division CV-G).

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

On May 29, 1996, the parties to the action entered into a stipulation whereby
(i) defendants agreed to appear in the litigation and waive any challenge to sufficiency and service of process and (ii) plaintiff agreed that defendants' time to respond to the complaint would be extended such that defendants are not required to answer or respond to the complaint until plaintiff's counsel provides written notice to defendants' counsel that a response is required (a response is then required to be filed within 20 days). On February 6, 1997, the Court entered an order approving the stipulation.

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



                                 FLORIDA EAST COAST INDUSTRIES, INC.
                                            (Registrant)



Date:  May 14, 1997                        /s/ T. Neal Smith
                                 ________________________________
                                     Vice President & Secretary




Date:  May 14, 1997                      /s/ J.R. Yastrzemski
                                _________________________________
                                            Comptroller