Form 10-Q
period 1997-06-30
FLORIDA EAST COAST INDUSTRIES INC
filed 1997-08-13
CIK 740796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                     Form 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 1997.

Commission File Number 2-89530

                       FLORIDA EAST COAST INDUSTRIES, INC.
              (Exact name of Registrant as specified in its charter)

                    FLORIDA                         59-2349968
         (State or other jurisdiction of         (IRS Employer
          incorporation or organization)          Identification No.)

            One Malaga Street, St. Augustine, FL 32085-1048
            (Address of principal executive offices)(Zip Code)

            Registrant's telephone number, including area code
                              (904) 829-3421


            1650 Prudential Drive, Jacksonville, FL 32201-1380
(Former name, former address, and former fiscal year, if changed since last report)

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

                 Class                        Outstanding at June 30, 1997
     Common Stock, $6.25 par value                  9,051,987 shares

                       FLORIDA EAST COAST INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                  June 30      December 31
                                                   1997           1996
                                                (Unaudited)
                                                -----------    -----------
                    ASSETS
Current assets:
Cash and cash equivalents                         $ 34,297       $ 23,602
Short-term investments                                 999          5,973
Accounts receivable, net                            24,870         32,203
Materials and supplies                              10,900         11,237
Other                                                6,943          7,803
                                                  --------       --------
        Total current assets                        78,009         80,818

Other investments                                   74,045         64,654

Properties, less accumulated depreciation
 and amortization                                  650,988        636,019

Other assets and deferred charges                    6,913          8,190
                                                  --------       --------
                                                  $809,955       $789,681
                                                  ========       ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                  $ 22,835       $ 22,705
Income taxes                                         4,456          4,652
Accrued property taxes                               7,726          3,981
Accrued casualty and other reserves                  5,271          5,038
Other accrued liabilities                            1,931          3,239
                                                  --------       --------
     Total current liabilities                      42,219         39,615

Deferred income taxes                              133,901        132,909

Reserves and other long-term liabilities             8,291          8,361

Shareholders' equity:
  Common stock, $6.25 par value; 9,360,000 shares
  authorized; 9,271,361 shares issued & 9,051,987
  shares outstanding                                57,946         57,946
  Capital surplus                                    1,598          1,598
  Retained earnings                                573,038        557,621
  Net unrealized gain on debt and
   marketable equity securities                      3,235          1,904
  Less:
   Treasury stock at cost (219,374 shares)         (10,273)       (10,273)
                                                  --------       --------
       Total shareholders' equity                  625,544        608,796
                                                  --------       --------
                                                  $809,955       $789,681
                                                  ========       ========
                         (See accompanying notes)

                       FLORIDA EAST COAST INDUSTRIES, INC.
                        CONSOLIDATED CONDENSED STATEMENTS
                         OF INCOME AND RETAINED EARNINGS
                (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)

                                           THREE MONTHS          SIX MONTHS
                                           ENDED JUNE 30        ENDED JUNE 30
                                          1997       1996      1997      1996
                                        -------------------------------------
OPERATING REVENUES:
  Transportation                      $ 45,790   $ 43,281   $ 90,193  $ 85,046
  Realty - Sales                        15,926        228     21,818       233
         - Rents & Other                 9,291      7,978     18,434    16,171
                                      --------   --------   --------  --------
  Total Revenues                        71,007     51,487    130,445   101,450

OPERATING COSTS:
  Transportation                        31,390     32,697     62,423    64,820
  Realty                                 5,348      5,209     10,917     9,976
  Realty Sales                          14,725         85     21,138        85
  General and Administrative             8,368      5,161     13,699    10,892
                                      --------   --------  ---------   --------
     Total Operating Costs              59,831     43,152    108,177    85,773

Operating profit                        11,176      8,335     22,268    15,677
OTHER INCOME (EXPENSE):
  Dividends                                110        107        205       200
  Interest income                        1,118        945      2,423     2,243
  Interest expense                        (151)      (257)      (242)     (324)
  Gains on sales and other disposition
   of properties                         1,237        123      1,332     2,700
  Other (net)                              699      1,098      1,591     1,760
                                      --------   --------  ---------   --------
   Total Other Income (Expense)          3,013      2,016      5,309     6,579

Income before income taxes              14,189     10,351     27,577    22,256
INCOME TAXES:
 Current                                 4,763      2,725     10,188     6,977
 Deferred                                  558      1,157        153     1,369
                                      --------   --------  ---------  ---------
  Total Income Taxes                     5,321      3,882     10,341     8,346

Income before minority interest          8,868      6,469     17,236    13,910
  Less:  minority interest                  (5)         0         (8)      (18)
                                      --------   --------  ---------  ---------
Net income                            $  8,863   $  6,469  $  17,228  $ 13,892

Retained earnings:
 Balance at beginning of period        565,081    537,351    557,621   530,834
 Cash dividends                           (906)      (904)    (1,811)   (1,810)
                                      --------   --------  ---------   --------
Balance at end of period              $573,038   $542,916   $573,038  $542,916
                                      ========   ========  ========   ========
Per Share Data:
 Cash dividends                       $   0.10   $   0.10  $   0.20   $   0.20
                                      ========   ========  ========   ========
Earnings per common share             $   0.98   $   0.71  $   1.90   $   1.53
                                      ========   ========  ========   ========
                             (See accompanying notes)

                         FLORIDA EAST COAST INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Dollars in Thousands)
                                      (Unaudited)

                                                      SIX MONTHS ENDED JUNE 30

                                                        1997            1996
                                                        ----            ----
Cash flows from operating activities:
 Net income                                          $17,228         $13,892
 Adjustments to reconcile net income to cash
  generated:
   Depreciation and amortization                      11,899          11,399
   Loss (Gain) on disposition of assets               (1,332)         (2,700)
   Deferred taxes                                        153           1,369
   Changes in operating assets and liabilities:
    Accounts receivable                                7,333             440
    Other current assets                               1,197          (1,532)
    Other assets and deferred charges                  1,277          (2,546)
    Accounts payable                                     130           5,032
    Income taxes payable                                (196)          1,941
    Estimated property taxes                           3,745           2,901
    Other current liabilities                         (1,075)           (308)
    Reserves and other long-term liabilities             (70)           (662)
                                                     -------         -------
Net cash generated by operating activities            40,289          29,226

Cash flows from investing activities:
 Purchases of properties                             (31,148)        (28,018)
 Purchases of investments:
  Available-for-sale                                  (9,025)        (14,515)
  Held-to-maturity                                    (5,983)         (2,943)
 Maturities and redemption of investments:
  Available-for-sale                                   7,261           8,420
  Held-to-maturity                                     5,500          18,350
 Proceeds from disposition of assets                   5,612           4,570
                                                     -------         -------
Net cash used in investing activities                (27,783)        (14,136)

Cash flows from financing activities:
 Payment of dividends                                 (1,811)         (1,810)
                                                     -------         -------
Net cash used in financing activities                $(1,811)        $(1,810)

Net increase in cash & cash equivalents               10,695          13,280
Cash and cash equivalents at beginning of quarter     23,602          11,050
                                                     -------         -------
Cash and cash equivalents at end of quarter          $34,297         $24,330
                                                     =======         =======
Supplemental disclosure of cash flow information:
 Cash paid during the quarter for income taxes       $10,536         $ 5,011
                                                     =======         =======
 Cash paid during the quarter for interest           $   242         $   324
                                                     =======         =======
                            (See accompanying notes)

                       FLORIDA EAST COAST INDUSTRIES, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                  (Unaudited)



1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of June 30, 1997 and December 31, 1996, and the results of operations and cash flows for the six-month periods ended June 30, 1997 and June 30, 1996.

2. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year.

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

     It is difficult to quantify future environmental costs because of many issues relating to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position or liquidity of the Company in any one period. Environmental liabilities of $2.0 million for June 30, 1997 and December 31, 1996, respectively, will be paid over an extended period, and the timing of such payments cannot be predicted with any confidence.

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


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
         CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS

                                  OVERVIEW

     Florida East Coast Industries, Inc.'s (FECI) operating revenues for the first six months of 1997 reflected an increase of approximately $29.0 million. Operating costs for the same comparative period increased approximately $22.4 million, resulting in an increase in operating profits of approximately $6.6 million.

     Operating revenues for the second quarter 1997, when compared to the second quarter 1996, increased approximately $19.5 million. Operating costs for the second quarter 1997, when compared to the same period 1996, increased by $16.7 million, resulting in an increase of $2.8 million in operating profits.

     When comparing second quarter 1997 with first quarter 1997, operating revenues increased by approximately $11.6 million while operating expenses increased by approximately $11.5 million, resulting in an increase in operating profits of $.1 million.

                              ANALYSIS

Revenues: When comparing the first six months of 1997 operating revenues with the same period in 1996, transportation revenues increased by approximately $5.1 million or 6.1%. This increase is attributable to a combination of the 8.1% increase in the number of shipments handled in the first six months of 1997 versus 1996 and various rate increases instituted since the beginning of the year. Sales of realty properties increased approximately $21.6 million when comparing six months of 1997 with 1996. This increase was substantially comprised of three separate dispositions of properties in the first and second quarters of 1997 of approximately $4.8 million and $15.3 million, respectively. Realty income increased approximately $2.3 million for the first six months of 1997 versus 1996. This increase is attributed to a combination of an increase in the inventory of leasable space of approximately .5 million square feet.

Comparing second quarter 1997 with second quarter 1996, transportation revenues increased approximately $2.5 million or 5.8%, again represented by an increase of approximately 7.7% in the number of shipments handled and various freight rate increases instituted during this period. During this same period, realty sales increased approximately $15.7 million, and realty income increased approximately $1.3 million. The increase in the sales of realty properties of $15.7 million in the second quarter 1997 was primarily attributed to two separate dispositions of properties which approximated $15.3 million.

Comparing second quarter 1997 with first quarter 1997, transportation revenues increased $1.4 million or 3.1%, represented by an approximate increase of 3.4% in the number of shipments handled. Sales of realty properties increased approximately $10.0 million from first quarter to second quarter 1997. This increase was primarily attributable to two separate dispositions of properties of approximately $15.3 million versus a single disposition of property of approximately $4.8 million in the first quarter 1997. Realty income increased $.1 million from first quarter to second quarter 1997.

Operating Costs - Operating costs in the first six months of 1997 increased by approximately $22.4 million when compared to the same period in 1996. This increase of approximately $22.4 million was comprised of increases of $.9 million in realty operating cost; $21.1 million in cost of realty sales; $2.8 million in general and administrative costs offset by a decrease in transportation costs of approximately $2.4 million. The increase in cost of realty sales was primarily attributable to the costs of three separate dispositions of realty properties of approximately $20.7 million in the first six months of 1997. The increase in general and administrative costs was primarily attributable to a special charge of $2.9 million for expenses incurred prior to the May 5, 1997 announcement concerning the proposal from St. Joe Corporation in connection with the possible disposition of the Florida East Coast Railway Company and Gran Central Corporation (see "Recent Events"). The decrease of $2.4 million in transportation costs was attributable to a reduction in casualty and insurance costs of approximately $1.6 million and various other transportation costs of approximately $.7 million. In 1996, casualty and insurance costs increased because of an adverse legal judgment against the Company regarding an asbestos case. This judgment is under appeal proceedings.

Operating costs for the second quarter 1997 increased by $16.7 million when compared to the second quarter 1996. This increase of $16.7 million was comprised of increases of $.1 million in realty operating costs; $14.6 million in cost of realty sales, and $3.2 million in general and administrative costs, with a decrease of $1.3 million in transportation costs. The increase of $14.6 million in costs of realty sales was primarily attributable to two separate dispositions of properties in the second quarter of 1997 of approximately $14.7 million. Again, the increase in general and administrative costs and the decrease in transportation costs were primarily attributable to the reasons discussed in the six-months' comparative above.

When comparing second quarter 1997 with the first quarter 1997, operating costs increased approximately $11.5 million. This increase of $11.5 million was comprised of increases in transportation costs of $.4 million; $3.1 million in general and administrative costs; $8.3 million in costs of realty properties sold, with decreases of $.2 million in realty operating costs. The increase of approximately $8.3 million in cost of realty properties sold was primarily attributable to the two separate dispositions of properties of $14.7 million in the second quarter 1997 versus a single disposition of property in the first quarter 1997 of approximately $6.0 million.

Other Income - Other income for the first six months of 1997, when compared to the same period in 1996, reflected a decrease of approximately $1.3 million. This decrease was primarily attributable to a first quarter 1996 transaction involving the receipt of $2.4 million on the sale of fiber optic conduit.

When comparing second quarter 1997 with second quarter 1996, other income increased approximately $1.0 million. This increase was primarily attributed to the gains on sales of realty properties of approximately $1.2 million during the second quarter 1997 by the rail segment of the Company.

When comparing second quarter 1997 with first quarter 1997, other income increased by approximately $.8 million. This increase was primaily related to the gains on sales of properties by the rail segment of approximately $1.2 million.

Net Income - Net income increased approximately $3.3 million when comparing first six months of 1997 with 1996. Comparing second quarter 1997 with second quarter 1996, net income increased by approximately $2.4 million. Comparing second quarter with first quarter 1997, net income increased by approximately $.5 million.

RECENT EVENTS:

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

     The Special Committee has retained counsel and Goldman, Sachs & Co. as its investment advisor concerning the St. Joe proposal. The Special Committee and its advisors are analyzing certain information relative to the St. Joe proposal prior to formulating its response thereto.

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

                       LIQUIDITY AND CAPITAL RESOURCES

     FEC's principal sources of liquidity include cash generated by operations; earnings on invested cash, and earnings on its investment portfolio, consisting largely of U.S. Treasury securities for its short-term investments, and approximately $48.8 million being actively managed in other diversified investment funds.

     Current cash generations are used for capital expenditures in the transportation and realty sectors and in payment of dividends. The investment portfolios are informally dedicated to major real estate development.

     Cash and short-term investments increased $5.7 million to $35.3 million at June 30, 1997 from $29.6 million at year-end 1996. The investment portfolios increased $9.4 million to $74.0 million at June 30, 1997 from $64.6 million at year-end 1996. The Company's working capital position changed from a ratio of
2.04 to 1.00 at year-end 1996 to a ratio of 1.69 to 1.00 at March 31, 1997 and to a ratio of 1.85 to 1.00 at June 30, 1997.

     There was no significant change in debt, reserves or other liabilities during the six-month period and capital projects at June 30, 1997 amounted to approximately $36.2 million authorized and outstanding versus $31.2 million authorized and outstanding at December 31, 1996. Of the $36.2 million of capital projects, approximately 68.1% represents realty development projects.

                          PART II - OTHER INFORMATION


Item 1.         Legal Proceedings

During April 1996, an individual, alleging that he is a shareholder of FECI, instituted a purported class action suit in Florida state court against FECI, St. Joe Industries, Inc., St. Joe Corporation and members of the FECI Board of Directors (Messrs. Thornton, Belin, Nedley, Zellers, Fairbanks, Foster, Harper, Mercer and Parrish). Certain of the aforementioned individuals named in the action are also directors of St. Joe Corporation. The action, which has purportedly been brought on behalf of all shareholders of FECI, other than the defendants and their affiliates, is styled Kahn, et al. v. St. Joe Industries, Inc., et al., Case No. 96-01874 CA (Circuit Court, Fourth
Judicial Circuit, Duval County, Florida, Division CV-G).

The initial complaint alleged that the defendants breached their fiduciary duties to the minority shareholders of FECI in connection with the February
26, 1996 announcement by FECI that it was considering the sale of its real estate subsidiary, GCC, to St. Joe Corporation and the sale of its railroad subsidiary, FEC Railway, to a third party. On June 12, 1997, the court entered an order permitting the filing of an amended and supplemental complaint adding two additional alleged shareholder plaintiffs and claiming that the defendants also breached their fiduciary duties in connection with the May 5, 1997 proposal by St. Joe Corporation to acquire in a merger the 46% of FECI that it did not own for $102 per share in cash. According to the amended and supplemental complaint, the proposed merger price is inadequate and the merger allegedly would constitute unfair dealing and benefit St. Joe Corporation, as FECI's majority and controlling shareholder, at the expense of FECI's minority shareholders. The action seeks, among other things, to certify the litigation as a class action, enjoin the proposed merger and award damages against defendants. On June 12, 1997, St. Joe Corporation moved to dismiss the amended and supplemental complaint.

On July 18, 1997, the parties to the action entered into a stipulation whereby
(1) defendants agreed to appear in the litigation and waive any challenge to sufficiency and service of process, (ii) plaintiff agreed that defendants' time to respond to the complaint would be extended such that defendants are not required to answer or respond to the complaint until plaintiffs' counsel provides written notice to defendants' counsel that a response is required (a response is then required to be filed within 14 days), and defendant, St. Joe Corporation, agreed to postpone proceedings on its motion to dismiss.

During May 1997, another individual, also alleging that he is a shareholder of FECI, instituted a purported class action suit in the United States District Court, Middle District of Florida, Jacksonville Division, against the same defendants named in the Kahn action, other than Mr. Nedley and St. Joe Industries, Inc., allegedly on behalf of a class consisting of all other shareholders of FECI as of May 5, 1997 and their successors in interest, excluding defendants and their affiliates. The action is styled Harold Kokol, IRA v. W. L. Thornton, et al., Civil Action No. 97-650-Civ.

The complaint alleges that the defendants breached their fiducary duties to the minority shareholders of FECI in connection with the May 5, 1997 proposal by St. Joe Corporation to acquire in a merger the 46% of the stock of FECI it does not already own for $102 per share in cash. According to the complaint, the proposed transaction is the product of unfair dealing and the price of $102 is unfair and inadequate. The action seeks, among other things, to certify the litigation as a class action, to enjoin the proposed merger, and to require defendants to account to the alleged class for damages. Counsel for the parties have agreed to stipulate to an extension of defendants' time to respond to the complaint such that defendants will not be required to answer or respond to the complaint until plaintiff's counsel provides written notice to defendants' counsel that a response is required (a response would then be required to be filed in 14 days).

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



                                      FLORIDA EAST COAST INDUSTRIES, INC.
                                                  (Registrant)



Date:  August 13, 1997                         /s/ T. Neal Smith
                                      ___________________________________
                                           Vice President & Secretary
                                          (Principal Financial Officer)



Date:  August 13, 1997                        /s/ J.R. Yastrzemski
                                      ___________________________________
                                                  Comptroller