Form 10-Q
period 1997-09-30
FLORIDA EAST COAST INDUSTRIES INC
filed 1997-11-14
CIK 740796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                     Form 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 1997.

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

                 Class                        Outstanding at September 30, 1997
     Common Stock, $6.25 par value                  9,071,590 shares

                       FLORIDA EAST COAST INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                 September 30  December 31
                                                   1997           1996
                                                (Unaudited)
                                                -----------    -----------
                    ASSETS
Current assets:
Cash and cash equivalents                         $ 39,280       $ 23,602
Short-term investments                                   0          5,973
Accounts receivable, net                            27,815         32,203
Materials and supplies                              10,618         11,237
Other                                                8,256          7,803
                                                  --------       --------
        Total current assets                        85,969         80,818

Other investments                                   76,164         64,654

Properties, less accumulated depreciation
 and amortization                                  656,957        636,019

Other assets and deferred charges                    9,782          8,190
                                                  --------       --------
                                                  $828,872       $789,681
                                                  ========       ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                  $ 24,190       $ 22,705
Income taxes                                         6,192          4,652
Accrued property taxes                               8,692          3,981
Accrued casualty and other reserves                  5,381          5,038
Other accrued liabilities                            2,708          3,239
                                                  --------       --------
     Total current liabilities                      47,163         39,615

Deferred income taxes                              134,237        132,909

Reserves and other long-term liabilities             8,557          8,361

Shareholders' equity:
  Common stock, $6.25 par value; 9,360,000 shares
  authorized; 9,271,361 shares issued & 9,071,590
  shares outstanding                                57,946         57,946
  Capital surplus                                    2,856          1,598
  Retained earnings                                584,144        557,621
  Net unrealized gain on debt and
   marketable equity securities                      3,324          1,904
  Less:
   Treasury stock at cost (199,771 and
    219,374 shares)                                 (9,355)       (10,273)
                                                  --------       --------
       Total shareholders' equity                  638,915        608,796
                                                  --------       --------
                                                  $828,872       $789,681
                                                  ========       ========
                         (See accompanying notes)

                       FLORIDA EAST COAST INDUSTRIES, INC.
                        CONSOLIDATED CONDENSED STATEMENTS
                         OF INCOME AND RETAINED EARNINGS
                (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)

                                           THREE MONTHS          NINE MONTHS
                                           ENDED SEPT. 30        ENDED SEPT. 30
                                          1997       1996      1997      1996
                                        -------------------------------------
OPERATING REVENUES:
  Transportation                      $ 46,333   $ 41,397   $136,526  $127,511
  Realty - Sales                         4,885        173     26,703       406
         - Rents & Other                 9,689      9,553     28,123    24,656
                                      --------   --------   --------  --------
  Total Revenues                        60,907     51,123    191,352   152,573

OPERATING COSTS:
  Transportation                        31,326     32,364     93,749    97,184
  Realty                                 5,823      5,433     16,740    15,409
  Realty Sales                           1,286        163     22,424       248
  General and Administrative             6,050      5,436     19,749    16,328
                                      --------   --------  ---------   --------
     Total Operating Costs              44,485     43,396    153,662   129,169

Operating profit                        16,422      7,727     38,690    23,404
OTHER INCOME (EXPENSE):
  Dividends                                178         93        383       293
  Interest income                        1,538      1,332      3,961     3,575
  Interest expense                         (89)      (102)      (331)     (426)
  Gains on sales and other disposition
   of properties                           202      2,486      1,534     5,186
  Other (net)                              968        732      2,559     2,492
                                      --------   --------  ---------   --------
   Total Other Income (Expense)          2,797      4,541      8,106    11,120

Income before income taxes              19,219     12,268     46,796    34,524
INCOME TAXES:
 Current                                 6,927      4,231     17,115    11,208
 Deferred                                  281        369        434     1,738
                                      --------   --------  ---------  ---------
  Total Income Taxes                     7,208      4,600     17,549    12,946

Income before minority interest         12,011      7,668     29,247    21,578
  Less:  minority interest                   0        (12)        (8)      (30)
                                      --------   --------  ---------  ---------
Net income                            $ 12,011   $  7,656  $  29,239  $ 21,548

Retained earnings:
 Balance at beginning of period        573,038    542,916    557,621   530,834
 Cash dividends                           (905)      (906)    (2,716)   (2,716)
                                      --------   --------  ---------   --------
Balance at end of period              $584,144   $549,666   $584,144  $549,666
                                      ========   ========  ========   ========
Per Share Data:
 Cash dividends                       $   0.10   $   0.10  $   0.30   $   0.30
                                      ========   ========  ========   ========
Earnings per common share             $   1.33   $   0.85  $   3.23   $   2.38
                                      ========   ========  ========   ========
                             (See accompanying notes)

                         FLORIDA EAST COAST INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Dollars in Thousands)
                                      (Unaudited)

                                                     NINE MONTHS ENDED SEPT. 30

                                                        1997            1996
                                                        ----            ----
Cash flows from operating activities:
 Net income                                          $29,247         $21,578
 Adjustments to reconcile net income to cash
  generated:
   Depreciation and amortization                      18,102          17,338
   Loss (Gain) on disposition of assets               (1,534)         (5,186)
   Deferred taxes                                        434           1,738
   Changes in operating assets and liabilities:
    Accounts receivable                                4,388            (256)
    Other current assets                                 166          (1,909)
    Other assets and deferred charges                    577          (1,114)
    Accounts payable                                   1,485           1,177
    Income taxes payable                               1,540           3,501
    Estimated property taxes                           4,711           5,857
    Other current liabilities                           (188)            147
    Reserves and other long-term liabilities             196          (1,422)
                                                     -------         -------
Net cash generated by operating activities            59,124          41,449

Cash flows from investing activities:
 Purchases of properties                             (48,353)        (39,208)
 Purchases of investments:
  Available-for-sale                                 (14,917)        (18,698)
  Held-to-maturity                                    (8,044)         (9,437)
 Maturities and redemption of investments:
  Available-for-sale                                  11,737          12,218
  Held-to-maturity                                     8,000          23,350
 Proceeds from disposition of assets                  10,847           7,778
                                                     -------         -------
Net cash used in investing activities                (40,730)        (23,997)

Cash flows from financing activities:
 Payment of dividends                                 (2,716)         (2,716)
                                                     -------         -------
Net cash used in financing activities                $(2,716)        $(2,716)

Net increase in cash & cash equivalents               15,678          14,736
Cash and cash equivalents at beginning of year        23,602          11,050
                                                     -------         -------
Cash and cash equivalents at end of quarter          $39,280         $25,786
                                                     =======         =======
Supplemental disclosure of cash flow information:
 Cash paid for income taxes                          $15,727         $ 7,684
                                                     =======         =======
 Cash paid for interest                              $   331         $   426
                                                     =======         =======
                            (See accompanying notes)

                       FLORIDA EAST COAST INDUSTRIES, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                  (Unaudited)



1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of September 30, 1997 and December 31, 1996, and the results of operations and cash flows for the nine-month periods ended September 30, 1997 and September 30, 1996.

2. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year.

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

     It is difficult to quantify future environmental costs because of many issues relating to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position or liquidity of the Company in any one period. Environmental liabilities of $2.0 million for September 30, 1997 and December 31, 1996, respectively, will be paid over an extended period, and the timing of such payments cannot be predicted with any confidence.

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

7. In July 1997, the Company purchased the outstanding minority shares (20%) of International Transit, Inc. through the issuance of Treasury Stock. International Transit, Inc. is a regional truckload carrier. This transaction has been excluded from the Statement of Cash Flows as it did not result in the payment or receipt of cash.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
         CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS

                                  OVERVIEW

Florida East Coast Industries, Inc.'s (FECI) operating revenues for the first nine months of 1997 reflected an increase of approximately $38.8 million. Operating costs for the same comparative period increased approximately $23.5 million, resulting in an increase in operating profits of approximately $15.3 million.

Operating revenues for the third quarter 1997, when compared to the third quarter 1996, increased approximately $9.8 million. Operating costs for the third quarter 1997, when compared to the same period 1996, increased by $1.1 million, resulting in an increase of $8.7 million in operating profits.

When comparing third quarter 1997 with second quarter 1997, operating revenues decreased by approximately $10.1 million while operating expenses decreased by approximately $15.3 million, resulting in an increase in operating profits of $5.2 million.

                              ANALYSIS

Revenues: When comparing the first nine months of 1997 operating revenues with the same period in 1996, transportation revenues increased by approximately $9.0 million or 7.1%. This increase is attributable to a combination of the 8.2% increase in the number of shipments handled in the first nine months of 1997 versus 1996 and various rate increases instituted since the beginning of the year. Sales of realty properties increased approximately $26.3 million when comparing nine months of 1997 with 1996. This increase was substantially comprised of four separate dispositions of properties in the first nine months of 1997 of approximately $23.7 million. Realty income increased approximately $3.5 million for the first nine months of 1997 versus 1996. This increase is primarily attributed to an increase in the inventory of leasable space of approximately .6 million square feet.

Comparing third quarter 1997 with third quarter 1996, transportation revenues increased approximately $4.9 million or 11.9%, represented by a combination of increases of approximately 8.0% in the number of shipments handled and various freight rate increases instituted during this period. During this same period, realty sales increased approximately $4.7 million, and realty income increased approximately $.2 million. The increase in the sales of realty properties of $4.7 million in the third quarter 1997 was primarily attributed to one separate disposition of property which approximated $3.6 million.

Comparing third quarter 1997 with second quarter 1997, transportation revenues increased $.5 million or 1.2%, represented by an approximate increase of .5% in the number of shipments handled. Sales of realty properties decreased approximately $11.0 million from second quarter to third quarter 1997. This decrease was primarily attributable to two separate dispositions of properties of approximately $15.3 million in the second quarter. Realty income increased $.4 million from second quarter to third quarter 1997.

Operating Costs - Operating costs in the first nine months of 1997 increased by approximately $23.5 million when compared to the same period in 1996. This increase of approximately $23.5 million was comprised of increases of $1.3 million in realty operating cost; $22.2 million in cost of realty sales; $3.4 million in general and administrative costs offset by a decrease in transportation costs of approximately $3.4 million. The increase in cost of realty sales was primarily attributable to the costs of four separate dispositions of realty properties of approximately $21.6 million in the first nine months of 1997. The increase in general and administrative costs was primarily attributable to a special charge of $2.9 million for expenses incurred prior to the May 5, 1997 announcement concerning the proposal from St. Joe Corporation in connection with the possible disposition of the Florida East Coast Railway Company and Gran Central Corporation (see "Recent Events"). The decrease of $3.4 million in transportation costs was primarily attributable to a reduction in casualty and insurance costs of approximately $2.5 million and various other transportation costs of approximately $.9 million. The 1996 comparative figures for casualty and insurance costs included an accrual for an adverse legal judgment against the Company regarding an asbestos case of approximately $2.2 million.

Operating costs for the third quarter 1997 increased by $1.1 million when compared to the third quarter 1996. This increase of $1.1 million was comprised of increases of $.4 million in realty operating costs; $1.1 million in cost of realty sales, and $.6 million in general and administrative costs, with a decrease of $1.0 million in transportation costs. The decrease of $1.0 million in transportation costs represents decreases in casualty and insurance of approximately $.8 million and in purchased services of approximately $.2 million.

When comparing third quarter 1997 with the second quarter 1997, operating costs decreased approximately $15.3 million. This decrease of $15.3 million was comprised of decreases of $2.3 million in general and administrative costs; $13.4 million in costs of realty properties sold, with an increase of $.4 million in realty operating costs. The decrease of approximately $13.4 million in cost of realty properties sold was primarily attributable to the two separate dispositions of properties in the second quarter 1997 of approximately $14.7 million versus a single disposition of property for approximately $.9 million. The decrease of $2.3 million in general and administrative expenses is primarily attributed to the special charge in the second quarter 1997 of $2.9 million discussed in the nine-month analysis above.

Other Income - Other income for the first nine months of 1997, when compared to the same period in 1996, reflected a decrease of approximately $3.0 million. This decrease was primarily attributable to a decrease in gains on sales and and other dispositions of approximately $3.7 million offset by dividends, interest and other income of approximately $.7 million. The $3.7 million decrease was primarily the result of a sale of fiber optic conduit in 1996. When comparing third quarter 1997 with third quarter 1996, other income decreased approximately $1.7 million. This decrease was principally attributed to a reduction in gains on sales of realty properties of approximately $2.3 million.

When comparing third quarter 1997 with second quarter 1997, other income decreased by approximately $.2 million.

Net Income - Net income increased approximately $7.7 million when comparing first nine months of 1997 with 1996. Comparing third quarter 1997 with third quarter 1996, net income increased by approximately $4.3 million. Comparing third quarter with second quarter 1997, net income increased by approximately $3.1 million.

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

The Special Committee has retained counsel and Goldman, Sachs & Co. as its investment advisor concerning the St. Joe proposal, and the Special Committee and St. Joe have engaged in negotiations concerning the St. Joe proposal. There can be no assurances when, if or on what terms FECI and St. Joe can reach agreement with respect to St. Joe's proposal.

On May 9, 1997, the Company received notification from Franklin Mutual Advisors, Inc. that, as of that date, it had a present good faith intention to acquire through open market or privately-negotiated purchases or otherwise, voting securities of the Company such that it will hold as a result of such acquisitions at least 15% of the voting securities of the Company. The
Company has received notification from Franklin Resources, Inc. that as of June 30, 1997, it beneficially owned 15% of the outstanding shares of the Company.

                       LIQUIDITY AND CAPITAL RESOURCES

FEC's principal sources of liquidity include cash generated by operations; earnings on invested cash, and earnings on its investment portfolio, consisting largely of U.S. Treasury securities for its short-term investments, and approximately $50.3 million being actively managed in other diversified investment funds.

Current cash generations are used for capital expenditures in the transportation and realty sectors and in payment of dividends. The investment portfolios are informally dedicated to major real estate development.

Cash and short-term investments increased $9.7 million to $39.3 million at September 30, 1997 from $29.6 million at year-end 1996. The investment portfolios increased $11.5 million to $76.2 million at September 30, 1997 from $64.6 million at year-end 1996. The Company's working capital position changed from a ratio of 2.04 to 1.00 at year-end 1996 to ratios of 1.69 to
1.00 at March 31, 1997, 1.85 to 1.00 at June 30, 1997, and 1.82 to 1.00
at September 30, 1997.

There was no significant change in debt, reserves or other liabilities during the nine-month period and capital projects at September 30, 1997 amounted to approximately $63.4 million authorized and outstanding versus $31.2 million authorized and outstanding at December 31, 1996. Of the $63.4 million of capital projects, approximately 80.1% represents realty development projects.

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

The complaint alleges that the defendants breached their fiducary duties to the minority shareholders of FECI in connection with the May 5, 1997 proposal by St. Joe Corporation to acquire in a merger the 46% of the stock of FECI it does not already own for $102 per share in cash. According to the complaint, the proposed transaction is the product of unfair dealing and the price of $102 is unfair and inadequate. The action seeks, among other things, to certify the litigation as a class action, to enjoin the proposed merger, and to require defendants to account to the alleged class for damages. Counsel for the parties have stipulated to an extension of defendants' time to respond to the complaint such that defendants will not be required to answer or respond to the complaint until plaintiff's counsel provides written notice to defendants' counsel that a response is required (a response would then be required to be filed in 14 days).

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



                                      FLORIDA EAST COAST INDUSTRIES, INC.
                                                  (Registrant)



Date:  November 14, 1997                         /s/ T. Neal Smith
                                      ___________________________________
                                           Vice President & Secretary
                                          (Principal Financial Officer)



Date:  November 14, 1997                        /s/ J.R. Yastrzemski
                                      ___________________________________
                                                  Comptroller