Form 10-K405
period 1997-12-31
FLORIDA EAST COAST INDUSTRIES INC
filed 1998-03-27
CIK 740796

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1997.

Commission File No. 2-89530

         FLORIDA EAST COAST INDUSTRIES, INC.
(Exact name of Registrant as specified in its Charter)

           Florida                            59-2349968
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)           Identification No.)

One Malaga Street, St. Augustine, FL        32084
(Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code (904) 829-3421

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

                     Yes     X                No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, or to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Based on the closing sales price of February 3, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $423,209,934.

The number of shares of the Registrant's common stock, $6.25 par value, is 9,271,361 shares issued and 9,071,590 shares outstanding at February 3, 1998, with 199,771 shares of treasury stock.

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

Transportation: Registrant owns 100% of the stock of Florida East Coast Railway Company (Railway) and International Transit, Inc. (ITI).

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

Railway is the only railroad serving locations along the East Coast of Florida between Jacksonville and West Palm Beach. From West Palm Beach to Miami, Railway is competitive with CSX Transportation (CSXT) for rail traffic, excluding that of trailer-on-flatcar/container-on-flatcar traffic, which is handled exclusively by Railway under agreement with CSXT. Common motor carriers and owner-operators are competitive throughout the entire transportation system.

Railway is considered generally as a terminating railroad, meaning the majority of the traffic received from other carriers is destined for Jacksonville and points south. A significant portion of traffic handled is received from Jacksonville rail connections, CSXT and Norfolk Southern Railway, destined to points on Railway's line, whereas a less significant portion is forwarded to those connections for destinations outside Florida. In recent years, Railway has experienced continuing growth in traffic originating and terminating at points on its own line, and this local traffic is now generating approximately 47% of rail traffic revenues.

ITI is a common motor carrier providing truckload service throughout most of the southeastern United States, 80% of which was acquired at the beginning of the second quarter 1995. Since April 1, 1995, ITI's revenues and expenses have been consolidated into the Company's financials. The Company acquired the remaining 20% ownership of ITI in July 1997.

Realty:  Registrant owns 100% of the stock of Gran Central Corporation
(GCC).

GCC is engaged in the development, leasing, management and sales of its property, and general management of all real property included in the consolidated financials. GCC is in competition with other developers and brokers throughout its operating area.

Employees: As of December 31, 1997, the Registrant employed approximately 1,215 employees, including 1,177 in Transportation, 34 in Realty and 4 in Corporate. Approximately 700 Transportation employees are covered by collective bargaining agreements.

Recent Events: The Company announced on May 5, 1997 that it received a proposal from St. Joe Corporation in which St. Joe offered to merge FECI with a wholly-owned subsidiary of St. Joe by purchasing all the outstanding shares of the Company. On November 21, 1997, St. Joe announced the withdrawal of its outstanding offer.

On March 2, a Trackage Agreement with South Central Florida Express Railroad and the Transportation segment of the Company (Railway) was signed. The purpose of this Agreement was to provide for cost reduction in the near future with a future potential growth in the revenue base.

Registrant has no foreign operations.

Item 2.  PROPERTIES

Transportation: Transportation properties include rail right-of-way between Jacksonville and Miami and between Ft. Pierce and Lake Harbor and operating properties at major terminals throughout the system. Operating properties include significant switching and classification yards, trailer/container loading and unloading facilities, an automotive marshaling yard and maintenance facilities.

Transportation physical plant (i.e., track structure, shops and office buildings) is in excellent condition and includes 351 miles of main track, 91 miles of branch line track, 157 miles of yard switching track and 185 miles of other tracks, including second main and passing tracks. The main track is generally constructed of 132# rail and other track materials on concrete crossties providing a track structure meeting the needs of today's heavy traffic loads. Certain yard tracks, though in good physical condition, are constructed of materials lighter than the 112# and 115# rails deemed necessary for this trackage, and programs are currently under way to relay these tracks with heavier materials. These programs may be expected to extend several years into the future.

Transportation owns 82 diesel electric locomotives, approximately 2,633 freight cars, 1,141 trailers for highway revenue service, numerous pieces of rail-mounted and non-rail-mounted work equipment, and numerous automotive vehicles used in maintenance and transportation operations. All equipment owned is in good physical condition.

Realty - Realty owned and managed approximately 18,747 acres of land at year-end 1997, including approximately 447 acres developed with buildings; 789 acres developed with an infrastructure ready to receive buildings, and approximately 16,414 acres of undeveloped properties, including 1,097 acres owned by Transportation but not required for operations. These properties are held for lease, development and/or sale, and have a situs in fourteen counties of the state of Florida as follows:

Duval                 1,531 acres
St. Johns             3,386   "
Putnam                   87   "
Flagler               3,464   "
Volusia               3,584   "
Brevard               2,481   "
Orange                   85   "
Indian River              5   "
St. Lucie               610   "
Martin                  660   "
Palm Beach              197   "
Broward                  61   "
Dade                  1,699   "
Manatee                 897   "
                     ----------
Total                18,747   "

At year-end 1997, Realty also owned fifty-nine (59) buildings as detailed below:

                  No. of                      Rentable    Year
Location          Bldgs.   Type               Square Ft.  Built
--------          ------   ----               ----------  -----
duPont Center
Jacksonville, FL    2      Offices            163,000    1987-88

Gran Park at
Interstate South    1      Service Center      35,000    1997
Jacksonville, FL    5      Office/Showroom/
                           Warehouses         225,000    1987-89

Gran Park at the    3      Office/Showroom/
Avenues                    Warehouses         172,000    1992-97
Jacksonville, FL    3      Offices            242,000    1992-95
                    2      Office/Warehouses  301,000    1994-96

Gran Park at        1      Office/Showroom/
Jacksonville               Warehouse          148,000    1997
Jacksonville, FL    1      Front Load
                           Warehouse           99,000    1997
                    1      Rail Building      108,000    1997

Gran Park at Deerwood
Jacksonville, FL    3      Offices            385,000    1995-97

Gran Park at        1      Office/Showroom/
Riviera Beach, FL          Warehouse           62,000    1987
Lewis Terminals     2      Rail Warehouses    176,000    1982-87
                    2      Cross Dock
                             Warehouses        74,000    1987-91
Gran Park-McCahill
Miami, FL           2      Rail Warehouses    468,000    1992-94
                    1      Front Load Ware-
                           house               91,000    1996
                    2      Office Warehouses  319,000    1997

Gran Park at Miami  5      Office/Showroom/
Miami, FL                  Warehouses         369,000    1988-94
                    6      Office/Warehouses  588,000    1990-97
                    4      Rail Warehouses    398,000    1989-94
                    7      Front Load
                           Warehouses         790,000    1991-95
                    1      Double Front Load
                           Warehouse          239,000    1993
                    1      Office/Service
                           Center              39,000    1994

Hialeah, FL         1      Cross Dock          20,000    1987
                    1      Transit Warehouse   31,000    1975

Pompano Beach, FL   1      Rail Warehouse      54,000    1987
                   --                       ---------
TOTALS             59                       5,596,000

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

The Railway was contacted by the USEPA during 1996, seeking reimbursement of costs associated with the remediation of a Superfund site in Hialeah, Florida, part of which includes a right-of-way. An individual operated a business on this site for a number of years. The owner of the business slightly encroached upon the Railway's right-of-way. Upon discovering this, the Railway entered into a Lease Agreement with the business owner rather than require the building be removed. The individual has ceased doing business. The USEPA is seeking reimbursement of the approximate $2 million spent in remediation from the Railway on the grounds that the Railway was an "owner" of the site. Settlement negotiations are ongoing at this time, and the ultimate costs are not expected to be material.

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

In January 1998, the same plaintiffs instituted a new class action against St. Joe, the Company and its directors in an action styled Kahn v. St. Joe Corporation, Thornton, Belin, Nedley, Zellers, Fairbanks, Foster, Harper, Mercer, Parrish and Florida East Coast Industries, Inc., Case No. 98-00025 CA (Circuit Court, Fourth Judicial Circuit, Duval County, Florida, Division CV-G). The complaint alleges that the defendants breached their fiduciary duties to the minority shareholders of the Company in connection with (1) the February
26, 1996 announcement by the Company that it was considering the sale of its real estate subsidiary, GCC, to St. Joe and the sale of its railroad subsidiary, FEC, to a third party, (2) St. Joe's May 5, 1997 offer to purchase all outstanding shares of the Company's Common Stock not owned by St. Joe at $102 per share and (3) St. Joe's November 21, 1997 withdrawal of such offer. According to the complaint, by St. Joe withdrawing its offer, St. Joe is allegedly attempting to coerce the Company's minority shareholders to sell their shares to St. Joe at an inadequate price. The action seeks, among other things, to certify the litigation as a class action, to appoint a receiver to assume control of the Company for the purpose of liquidating it and to enjoin St. Joe from squeezing out minority shareholders at an inadequate price. By agreement of the parties to these two actions, a stipulation of dismissal with prejudice against the named plaintiffs was filed on March 6, 1998 with respect to both actions.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

a. Principal market on which Florida East Coast Industries, Inc.'s common stock is traded: New York Stock Exchange. Symbol: FLA

b. The table below presents the high and low market prices and dividend information for Florida East Coast Industries, Inc.'s common shares:

                                    1997
                                    ----
Quarter Ended     Dec. 31    Sept. 30    June 30    March 31
High              $116       $114 1/4    $111 3/4   $101 3/4
Low               $92 5/8    $106 1/8    $86        $86 1/4
Dividends         $.10       $.10        $.10       $.10

                                    1996
                                    ----
Quarter Ended     Dec. 31    Sept. 30    June 30    March 31
High              $89 1/4    $85 7/8     $90 1/8    $89
Low               $81 1/8    $77         $83        $67 3/8
Dividends         $.10       $.10        $.10       $.10

c. The total number of holders of record of Florida East Coast Industries, Inc.'s common stock as of December 31, 1997 was approximately 674.

ITEM 6.  SELECTED FINANCIAL DATA
         Financial Review
         Selected Financial Data
         (Dollars in thousands except per share amounts*)
         (Unaudited)
                                    Years Ended December 31
                               1997           1996           1995
                               ----           ----           ----
Revenues:
  Operating Revenues       $250,520       $208,031       $201,107
  Other Income               10,635         10,511          7,924
                           --------       --------       --------
  Total Revenues and
    Other Income          $261,155       $218,542        $209,031

  Income before cumulative
   effect of change in
   accounting principle    $ 40,135       $ 30,414       $ 26,637
  Cumulative effect of
   change in accounting
   principle for income
   taxes                          0              0              0
                           --------        -------        -------
Net Income                 $ 40,135        $30,414        $26,637
                           ========        =======        =======
Per Share Data:
  Cash Dividend            $   0.40        $  0.40        $  0.40
                           ========        =======        =======
  Income before cumulative
   effect of change in
   accounting principle    $   4.43        $  3.36        $  2.95
  Cumulative effect of
   change in accounting
   principle for income
   taxes                   $   0.00        $  0.00        $  0.00
                           --------        -------        -------
Net Income Per Common
 Share                     $   4.43        $  3.36        $  2.95

At year-end:
 Total Assets              $825,490       $789,681       $756,210
 Working Capital           $ 47,558       $ 41,203       $ 38,010
 Shareholders' Equity      $648,875       $608,796       $581,860

*Average Number of Employees  1,178(1)       1,347(1)       1,248(1)
*Average Wage per Employee $ 39,881       $ 39,496       $ 42,215
(1)-Includes ITI employees since purchase of ITI in 1995.

The Items Below Pertain to Railway Operations Only (Not Consolidated)

Revenue Ton-Miles
  (thousands)             4,348,000      4,098,000      4,122,000
*Freight Revenue Per
  Ton-Mile                 $ 0.0357       $ 0.0352       $ 0.0345

*Miles of Road Operated
  at Year-End                   442            442            442


Revenues:                                     1994         1993
                                              ----         ----
 Operating Revenues                         $199,544     $181,096
 Other Income                                  9,117        5,103
                                            --------     --------
   Total Revenues and
      Other Income                          $208,661     $186,199
 Income before cumulative effect of
  change in accounting principle            $ 34,605     $ 20,779
 Cumulative effect of change in
  accounting principle for income
  taxes                                     $      0     $  1,504
                                            --------     --------
Net Income                                  $ 34,605     $ 22,283
                                            ========     ========
Per Share Data
 Cash Dividend                              $   0.40     $   0.40
 Income before cumulative effect of
  change in accounting principle            $   3.85     $   2.31
 Cumulative effect of change in
  accounting principle for income
  taxes                                     $   0.00     $   0.17
                                            --------     --------
Net Income Per Common Share                 $   3.85     $   2.48

At year-end:
 Total Assets                               $722,494     $688,445
 Working Capital                            $ 39,750     $ 42,552
 Shareholders' Equity                       $552,268     $523,038

*Average Number of Employees                   1,319        1,463

*Average Wage per Employee                  $ 36,482     $ 33,936

The Items Below Pertain to Railway Operations Only (Not Consolidated)

Revenue Ton-Miles (thousands)              4,388,000    4,257,000

*Freight Revenue Per Ton-Mile               $ 0.0338     $ 0.0342

*Miles of Road Operated at Year-End              442          442


Quarterly Financial Data (Unaudited)
(Dollars in thousands except per share amounts)

                                                    1997
                                                    ----
                              Dec. 31      Sept. 30      June 30      March 31

Operating Revenues            $59,168      $60,907       $71,007      $59,438

Other Income                  $ 2,529      $ 2,797       $ 3,013      $ 2,296

Operating Expenses            $45,536      $44,485       $59,831      $48,346

Net Income                    $10,896      $12,011       $ 8,863      $ 8,365

Net Income Per Common Share   $  1.20      $  1.33       $  0.98      $  0.92


                                                    1996
                                                    ----
                              Dec. 31      Sept. 30      June 30      March 31

Operating Revenues            $55,458      $51,123       $51,487      $49,963

Other Income                  $  (609)     $ 4,541       $ 2,016      $ 4,563

Operating Expenses            $41,256      $43,396       $43,152      $42,621

Net Income                    $ 8,866      $ 7,656       $ 6,469      $ 7,423

Net Income Per Common Share   $  0.98      $  0.85       $  0.71      $   .82


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT DISCUSSION AND ANALYSIS OF INCOME STATEMENTS

     This statement summarizes the Company's consolidated income results for the three-year period ending December 31, 1997. The purpose of this discussion is to provide background information for the figures presented, including the significant events which contributed thereto.

     Operating revenues increased throughout the three-year period, with a significant increase in 1997. Revenue increases in 1996, when compared to 1995, improved by 3.4%, whereas revenue increases in 1997, when compared to 1996, improved by approximately 20.4%.

     Operating revenues in 1997 increased by $42.5 million or 20.4% from 1996. This $42.5 million consisted of increases of $12.0 million in transportation revenues, $25.9 million in sales of realty property, and $4.6 million in realty rental income. When comparing 1996 operating revenues with 1995, operating revenues increased by $6.9 million or 3.4%. The 1996 increases consisted of $1.9 million in transportation revenues and $6.8 million in realty rental income, with a decrease of $1.8 million in land sales.

     The increase in transportation revenues of $12.0 million was primarily attributable to significant increases in shipments of rock, intermodal and other carload traffic. The transportation rail segment of the Company derives its revenues from four major classifications of traffic: shipments of rock, intermodal (containers and trailers), automotive and automotive-related parts, and all other commodity-type carload shipments. Brief discussions of the increases in the volumes of the four classifications are presented below comparing 1997 with 1996 and 1996 with 1995.

     Comparing the number of shipments in 1997 with 1996, rock shipments increased by approximately 4,300 or 4.8%. The increase represented the continued growth in construction along the East Coast of Florida and surrounding areas. When comparing the number of rock shipments in 1996 with 1995, the increase amounts to approximately 2,000 shipments or 2.4%.

     The number of intermodal shipments in 1997 increased significantly over 1996 by approximately 28,600 or 9.1%. This increase in intermodal traffic was comprised of increases in container shipments of approximately 9,100 and trailer shipments of approximately 19,500. Intermodal traffic in 1996, when compared to 1995, decreased by approximately 5,400 or 1.7%. The composition of this 1996 decrease was approximately 9,900 decrease in trailer shipments offset by an increase in container shipments of 4,500.

     Automotive and automotive-related traffic decreased in 1997, when compared to 1996, by approximately 600 shipments or 3.2%. The decrease is partially related to recent changes in the operations of rental car business whereby rental cars are being retained for extended periods prior to being resold. In comparing 1996 with 1995, automotive traffic improved by approximately
1,500 shipments or 9.3%.

     All other carload traffic increased in 1997 over 1996 by approximately 3,200 shipments or 9.7%. A recent trend in this type of traffic has been a movement from shipments by truck to shipment by rail. When comparing 1996 with 1995 for this classification of traffic, all other carload traffic decreased approximately 1,200 shipments or 3.5%.

     The composite increase in traffic for 1997 versus 1996 was approximately 35,500 shipments or 7.8%. Comparing 1996 with 1995, the composite of traffic decreased by approximately 3,000 shipments or 1%. The significant increase in traffic in 1997 was also reflective of the strong economy existing during 1997.

     Sales of realty properties in 1997, when compared to 1996, increased by $25.9 million. This increase was comprised of four separate dispositions of property in the first nine months of 1997 of approximately $23.7 million.

     Realty rental income in 1997 versus 1996 increased by approximately $4.5 million or 13.3%. This increase resulted from additional leasable space of approximately one million square feet being added to inventory from the construction of new buildings.

     At year-end, there were two new buildings under construction which, upon completion, will add approximately .2 million square feet of leasable space. The Company is primarily involved in ongoing development of land for construction of buildings for lease, with only occasional realty sales anticipated.

     Operating expenses increased $27.8 million or 16.3% in 1997 when compared to 1996. This increase of $27.8 million reflects increases of $3.1 million in management of realty properties, $22.2 million in cost of realty property sales, and $5.3 million in general and administrative expenses offset by a decrease of $2.8 million in transportation costs.

     The increase of $3.1 million in the management of realty properties consisted of increases of approximately $1.1 million in depreciation, $1.1 million in property taxes and $.9 million in other costs. The increase of $22.2 million in cost of realty property sold is directly attributable to the property sales during the year. The increase of $5.3 million in general and administrative expense is primarily attributable to: approximately $3.5 million increase associated with the possible disposition of the Company and its affiliates; approximately $.6 million increase associated with the trucking subsidiary; approximtely $.4 million increase associated with the realty subisidary; approximately $.6 million associated with the outsourcing of services by the Information Services Department of the Company, and $.2 million for other expenses. The outsourcing of services by the Information Services Department was primarily attributed to the reduction in personnel in that Department because of the potential sale of the Company. The decrease of $2.8 million in transportation costs is primarily attributable to a reduction in casualty and insurance costs of approximately $2.5 million. This difference is related to the 1996 comparative figures for casualty and insurance which included an accrual for an adverse legal judgment against the Company regarding an asbestos case of approximately $2.2 million. This judgment was appealed and, in 1997, a reversal of the judgment in favor of the Company was declared. When comparing 1996 operating expenses with 1995, operating expenses increased approximately $3.9 million or 2.4%. This increase was primarily related to the inclusion of ITI's operating expenses of $24.7 million in 1996 and $18.9 million in 1995 into the Company's consolidated financials.

     Other income increased by approximately $.1 million in 1997 when compared to 1996. This increase was comprised of increases in dividends of approximately $.1 million; interest income of approximately $.3 million; other income of approximately $.7 million; a decrease in interest expense of approximately $.2 million offset by a decrease in gains on sales and other disposition of properties of $1.2 million. The decrease in gains on sales and other disposition of properties is primarily attributable to the 1996 sale of fiber optic conduit. Other income increased by $2.6 million in 1996 compared to 1995. This increase was primarily attributable to an increase in gains on sales and other dispositions of properties of approximately $1.6 million representing the sale of fiber optic conduit discussed above, and an increase in other income of approximately $1.5 million primarily representing capital gains from sales of securities.

     Income taxes increased by approximately $5.1 million in 1997 over 1996. This increase is the result of the increase in income before income taxes of $14.8 million. Income taxes increased by $1.8 million in 1996 from 1995 as a result of an increase in income before taxes of approximately $5.6 million.

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

     Total current assets for 1997 increased by $1.1 million when compared to 1996. This change is represented primarily by increases of $1.5 million in cash, cash equivalents and short-term investments, $.5 million in materials and supplies, $.2 million in other current assets offset by a decrease in accounts receivable of $1.1 million. Large liquid reserves are maintained to meet the Company's commitment to realty construction and development.

     Other investments increased by $7.4 million in 1997 from 1996 to a total of $72.0 million. Other investments include approximately $56.9 million of a portfolio managed in diversified investment funds and the balance being invested in U.S. Treasury Bills and similar highly liquid investments. These investments are classified as long-term because of management's intent to use them to finance major realty construction projects.

     At year-end 1997 and currently, the Company has five major realty development projects in progress: Gran Park at Jacksonville, Gran Park at the Avenues, Gran Park at Deerwood (all in Jacksonville), Gran Park at Miami and Gran Park at Orlando.

     Construction activities in these parks contributed significantly to the $27.7 million increase in properties from 1996 to 1997. The additions in 1997 amounted to approximately one million square feet of leasable space represented by eight new buildings placed in service.

     Total current liabilities in 1997 decreased approximately $5.3 million when compared to 1996. This change was primarily attributable to decreases of $2.1 million in accounts payable, $3.0 million each in accrued property taxes, and $.2 million in other accrued liabilities.

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

     The Company's financial position continues to be strong as indicated by the current ratios of 2.0 in 1996 and 2.4 in 1997. The Company has no long-term debt or open lines of credit, nor does the Company anticipate that any will be negotiated in the foreseeable future. The Company is not obligated under any significant capital or operating-type leases, except for the short-term leasing of locomotives, freight cars, trailers and data processing equipment.

     As of December 31, 1997, the Company had authorized approximately $34.0 million for capital expenditures, of which 64.6% represented realty development and construction. These expenditures are expected to be funded from current operations supplemented, as necessary, by cash and investments currently on hand.

     The Company is aware of the issues associated with the existing computer systems as they relate to the year 2000. The "year 2000" problems are pervasive and complex as virtually all computer operations will be affected in some way by the rollover of the two digit year value at 00. The issue is whether computer systems will properly recognize data sensitive information when the year changes to 2000.

     The Company is utilizing both internal and external resources to identify, correct or reprogram and test the systems for the year 2000 compliance. It is anticipated that all systems will be in compliance before December 31, 1999. Verbal confirmations, assuring compliance, have been received from the Company's primary processing vendors. The Company is in the process of developing a formal plan of documenting such compliance confirmations from its vendors.

MANAGEMENT DISCUSSION AND ANALYSIS OF STATEMENTS OF CASH FLOWS

    The Statements of Cash Flows detail the Company's cash flow from operating, investing and financing activities during the year. Since the Company does not use debt to finance its operations, operating and investing activities exclusively generated the sources of funds throughout the year. To date, these sources have been sufficient to fund the purchases and construction of properties and pay dividends.

     Net income for 1997 increased approximately $9.7 million when compared to 1996, and 1996 increased approximately $3.8 million when compared to 1995.

     The changes in net cash generated by operating activities from 1996 to 1997 and from 1995 to 1996 were primarily attributable to changes in net incomes and the associated timing differences of remitted cash receipts and payments for those comparative periods.

     The composition of gains on disposition of assets largely includes gains on non-realty land sales of $1.7, $2.9 and $1.3 million for the years 1997, 1996 and 1995, respectively.

     The purchases of properties for 1997, 1996 and 1995 amounted to $59.1 million, $55.6 million and $70.6 million, respectively. Purchases of properties for the past three years have been financed primarily from cash generated by operating activities with the balance of the funding being applied from investments.

    The Company is a capital-intensive company and has approximately $917 million invested in such assets. Generally accepted accounting principles require the use of historical costs in preparing financial statements. This approach disregards the effect of inflation on the replacement cost of property and equipment. Therefore, the replacement costs of these assets, as well as the related depreciation expense, would be substantially greater than the amounts reported on the basis of historical costs. The acquisition of new assets will also result in higher depreciation charges and, in the case of realty, higher taxes and operating costs.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Florida East Coast Industries, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                            s/s KPMG Peat Marwick LLP

Jacksonville, Florida
February 4, 1998


CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Years ended December 31, 1997, 1996 and 1995
(Dollars in thousands except per share amounts)
                                                    Years ended December 31
                                                  1997        1996       1995
Operating Revenues:
  Transportation                              $184,986    $172,958   $171,016
  Realty - Land Sales                           26,901         982      2,830
         - Rents & Other                        38,633      34,091     27,261
                                              --------    --------   --------
    Total Revenues                             250,520     208,031    201,107
                                              --------    --------   --------
Operating Expenses:
  Transportation                               126,475     129,289    129,618
  Realty                                        22,503      19,440     16,535
  Realty Sales                                  22,592         352        490
  General and Administrative                    26,628      21,344     19,836
                                              --------    --------   --------
    Total Expenses                             198,198     170,425    166,479
                                              --------    --------   --------
Operating Profit                                52,322      37,606     34,628
Other Income (Expense):
  Dividends                                        495         399        440
  Interest Income                                5,124       4,800      5,359
  Interest Expense                                (385)       (600)      (639)
  Gains on sales and other disposition of prop   1,728       2,926      1,280
  Other (net)                                    3,673       2,986      1,484
                                              --------    --------   --------
    Total Other Income                          10,635      10,511      7,924
                                              --------    --------   --------
Income before income taxes                      62,957      48,117     42,552
Income Taxes: (Note 8)
  Current                                       22,720      17,551     13,028
  Deferred                                         102         152      2,887
                                              --------    --------   --------
    Total Income Taxes                          22,822      17,703     15,915
                                              --------    --------   --------
Net Income                                      40,135      30,414     26,637
                                              --------    --------   --------
Retained earnings:
  Balance at beginning of year                $557,621    $530,834   $507,813
  Cash dividends                                (3,624)     (3,627)    (3,616)
                                              --------    --------   --------
  Balance at Year-end                         $594,132    $557,621   $530,834
                                              ========    ========   ========
Per share data:
Cash dividends                                $   0.40    $   0.40   $   0.40
                                              --------    --------   --------
Earnings per common share                     $   4.43    $   3.36   $   2.95
                                              ========    ========   ========
See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
December 31, 1997 and 1996
(Dollars in thousands except per share amounts)
                                                              1997       1996
Assets
Current Assets:
  Cash and cash equivalents                               $ 30,845   $ 23,602
  Short-term investments (Note 6)                              258      5,973
  Accounts receivable, net                                  31,045     32,203
  Materials and supplies                                    11,789     11,237
  Other current assets (Note 8)                              7,987      7,803
                                                          --------   --------
Total current assets                                        81,924     80,818

Other Investments (Note 6)                                  72,041     64,654

Properties, Less Accumulated Depreciation and
  Amortization (Note 5)                                    663,672    636,019

Other Assets and Deferred Charges                            7,853      8,190
                                                          --------   --------
Total Assets                                              $825,490   $789,681
                                                          ========   ========
Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable                                        $ 20,580   $ 22,705
  Income taxes                                               4,630      4,652
  Accrued property taxes                                     1,008      3,981
  Accrued casualty and other reserves (Note 10)              5,143      5,038
  Other accrued liabilities                                  3,005      3,239
                                                          --------   --------
    Total current liabilities                               34,366     39,615

Deferred Income Taxes (Note 8)                             133,884    132,909

Reserves and Other Long-Term Liabilities (Note 10)           8,365      8,361

Commitments and Contingencies (Note 10)

Shareholders' Equity:
  Common stock, $6.25 par value; 9,360,000 shares authorized;
   9,271,361 shares issued and 9,071,590 shares
   outstanding                                              57,946     57,946
  Capital surplus                                            2,856      1,598
  Retained earnings                                        594,132    557,621
  Net unrealized gain on investments available-
   for-sale (Note 6)                                         3,296      1,904
  Treasury stock at cost (199,771 and 219,374 shares)       (9,355)   (10,273)
                                                          --------   --------
    Total shareholders' equity                             648,875    608,796
                                                          --------   --------
Total Liabilities and Shareholders' Equity                $825,490   $789,681
                                                          ========   ========
See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 1997, 1996 and 1995
(Dollars in thousands)
                                                      Years ended December 31
                                                 1997        1996        1995
Cash Flows from Operating Activities:
  Net Income                                  $40,135     $30,414     $26,637
Adjustments to reconcile net income to cash
  generated
    Depreciation and amortization              24,098      23,506      22,292
    Gain on disposition of assets              (1,728)     (2,926)     (1,280)
    Deferred taxes                                102         152       2,887
    Changes in operating assets and liabilities:
     Accounts receivable, net                   1,158      (3,614)     (1,541)
     Other current assets                        (746)     (1,599)        308
     Other assets and deferred charges          2,513          75       4,137
     Accounts payable                          (2,125)      2,388      (2,729)
     Accrued property taxes                    (2,973)        628         179
     Other current liabilities                   (151)      4,250         141
     Reserves and other long-term liabilities       4        (911)     (1,249)
                                              -------     -------     -------
Net cash generated by operating activities     60,287      52,363      49,782
                                              -------     -------     -------
Cash Flows from Investing Activities:
  Purchases of properties                     (59,093)    (55,633)    (70,602)
  Purchases of investments:
    Available-for-sale                        (20,147)    (21,928)    (35,800)
    Held-to-maturity                           (7,997)    (12,386)    (31,247)
  Maturities and redemption of investments:
    Available-for-sale                         14,247      18,291      27,968
    Held-to-maturity                           14,500      27,798      54,839
  Proceeds from disposition of assets           9,070       7,674       4,491
                                              -------     -------     -------
  Net cash used in investing activities       (49,420)    (36,184)    (50,351)
                                              -------     -------     -------
Cash Flows from Financing Activities:
  Payment of dividends                         (3,624)     (3,627)     (3,616)
                                              -------     -------     -------
  Net cash used in financing activities        (3,624)     (3,627)     (3,616)
                                              -------     -------     -------
Net Increase (Decrease) in Cash and Cash
  Equivalents                                   7,243      12,552      (4,185)
Cash and Cash Equivalents at Beginning of Year 23,602      11,050      15,235
                                              -------     -------     -------
Cash and Cash Equivalents at End of Year      $30,845     $23,602     $11,050
                                              =======     =======     =======
Supplemental Disclosure of Cash Flow Information:
  Cash paid for income taxes                  $23,637     $13,450     $13,810
                                              =======     =======     =======
  Cash paid for interest                      $   385     $   600     $   639
                                              =======     =======     =======
Notes to Consolidated Financial Statements
December 31, 1997, 1996 and 1995

1.  Nature of Business
       The principal operations of Florida East Coast Industries, Inc. (the "Company") and its subsidiaries primarily relate to the transportation of goods by rail and to the development, leasing, management and sale of real estate. Both the Transportation and Realty operations are located within the state of Florida. The rail segment of the Company operates only within the state of Florida with the majority of its revenues derived from interline traffic from two connecting rail carriers. Approximately one-third of the traffic is derived from the Company's five largest customers.

2.  Majority Stockholder
       The Nemours Foundation, which is funded by the Alfred I. duPont Testamentary Trust, owns approximately 5% of the Company's common stock as of December 31, 1997. The Trust is a majority shareholder of St. Joe Corporation's common stock which owns, through a subsidiary, approximately 54.0% of the Company's common stock. Significant transactions with St. Joe Corporation and its affiliates were the Company's payment of dividends, and the sharing of personnel in the areas of environmental, legal and real estate for 1997, 1996 and 1995. Also in 1997, the Company engaged St. Joe Corporation to manage its day-to-day operations of its realty segment, Gran Central Corporation (GCC). Presently, the Company is negotiating an Asset Management Agreement for GCC properties.

3.  Summary of Significant Accounting Policies

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, all of which are wholly-owned. All significant intercompany transactions and balances have been eliminated in consolidation.

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

      Transportation Properties

      Transportation properties are stated at historical cost and are depreciated and amortized on the straight-line method for financial reporting purposes. Gains and losses on normal retirements of these items are credited or charged to accumulated depreciation. Miscellaneous physical property consists principally of non-depreciable real property.

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

      Earnings Per Share

      Earnings per common share are based on the weighted average number of shares of common stock outstanding during the year (9,061,789 in 1997, 9,051,987 in 1996 and 9,039,279 in 1995). The Company adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" in 1997. The adoption of this Standard had no impact on the Company's calculation of earnings per share due to its simple capital structure (i.e., no potential common stock).

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

     Long-Lived Assets

     In March 1995, the Financial Accounting Standards Board issued Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. This Standard also addresses the accounting for long-lived assets that are expected to be disposed of. The Company has historically reserved for losses related to the impairment of long-term assets. Since the adoption of this Standard in 1996, the Company experienced no material effect on the Company's financial statements.

     Generally accepted accounting principles require the use of historical costs in preparing financial statements. This approach disregards the effect of inflation on the replacement cost of property and equipment. The Company is a capital-intensive company and has approximately $917 million (original cost) invested in such assets as of December 31, 1997. The replacement costs of these assets, as well as the related depreciation expense, would be substantially greater than the amounts represented on the basis of historical costs.

4.  Acquisitions

     In July 1997, the Company purchased the remaining 20% of the outstanding stock of International Transit, Inc. (ITI), a regional truckload carrier, through the issuance of treasury stock. This non-cash transaction has been excluded from the Statements of Cash Flows. ITI's gross revenues for 1997 and 1996 were $26.9 million and $25.2 million, respectively. ITI's income is not material to the consolidated financial statements.

5.  Properties

     Properties consist of (in thousands):

                                                        1997          1996
Transportation Properties:
Road                                                  $326,103      $321,294
Equipment                                              194,310       198,544
Miscellaneous Physical Property                          2,269         2,269
Construction in Progress                                 6,395         2,465
                                                      --------      --------
                                                       529,077       524,572
Less Accumulated Depreciation & Amortization           213,230       205,979
                                                      --------      --------
                                                      $315,847      $318,593
                                                      ========      ========
Real Estate Properties:
Land and Land Improvements                            $171,408      $164,558
Buildings                                              194,124       169,272
Construction in Progress                                21,984        17,103
                                                      --------      --------
                                                       387,516       350,933
Less Accumulated Depreciation & Amortization            39,691        33,507
                                                      --------      --------
                                                      $347,825      $317,426
                                                      ========      ========

     Real estate properties having a net book value of $217.1 million at December 31, 1997 are leased under non-cancelable operating leases with expected aggregate rentals of $106.4 million which are due in years 1998-2002 in the amounts of $30.5, $26.1, $21.7, $17.8 and $10.3 million, respectively.

6.  Investments

     Other investments are held as a development fund created to accumulate capital expected to be required for future improvement of the Company's real estate properties. During 1997, the Company transferred substantially all of its held-to-maturity securities to available-for-sale in support of the Company's real estate development plans. Unrealized gains or losses at the time of transfer were not material to the financial statements.

Investments at December 31, 1997 consist of (in thousands):

                                                        Unrealized  Unrealized
                                       Carrying     Fair   Holding     Holding
                                  Cost    Value    Value      Gain       (Loss)
                               -----------------------------------------------
Short-term investments

Available-for-sale
 U.S. Government securities    $   258  $   258  $   258   $      0     $   0
                               -----------------------------------------------
                               $   258  $   258  $   258   $      0     $   0
                               -----------------------------------------------
Other Investments

Available-for-sale
 U.S. Government securities
  Maturing in 1 to 5 years     $ 7,969  $ 8,020  $ 8,020     $   51     $    0
  Maturing in 5 to 10 years        600      621      621         21          0
 Tax exempt municipals
  Maturing in 1 to 5 years      19,750   20,158   20,158        408          0
  Maturing in 5 to 10 years     18,326   19,304   19,304        978          0
  Maturing in more than 10 years 3,408    3,388    3,388          0        (20)
Other debt securities              788    1,690    1,690        902          0
Equity securities               15,826   18,860   18,860      3,034          0
                               -----------------------------------------------
                               $66,667  $72,041  $72,041    $ 5,394     $  (20)


Investments at December 31, 1996 consist of (in thousands):
                                                        Unrealized  Unrealized
                                       Carrying     Fair   Holding     Holding
                                  Cost    Value    Value      Gain       (Loss)
                               -----------------------------------------------
Short-term investments

Held-to-maturity
 U.S. Government securities    $ 4,969  $ 4,969  $ 4,961   $     0     $   (8)
 Tax exempt municipals           1,004    1,004    1,005         1          0
                               -----------------------------------------------
                               $ 5,973  $ 5,973  $ 5,966   $     1     $   (8)
                               -----------------------------------------------
Other Investments

Available-for-sale
 U.S. Government securities
  Maturing in 1 to 5 years     $   293  $   290  $   290   $      0     $  (3)
 Tax exempt municipals
  Maturing in 1 to 5 years      10,499   10,820   10,820        321         0
  Maturing in 5 to 10 years     19,726   20,336   20,336        610         0
  Maturing in more than 10 years 4,281    4,265    4,265          0       (16)
 Equity securities              11,866   14,053   14,053      2,187         0
                               -----------------------------------------------
                               $46,665  $49,764  $49,764   $ 3,118     $  (19)
                               -----------------------------------------------
Held-to-maturity
 U.S. Government securities
  Maturing within 1 year
    to 5 years                 $ 7,023  $ 7,023  $ 7,092   $    69     $     0
Tax exempt municipals
  Maturing in 1 to 5 years       7,079    7,079    7,121        42           0
 Mortgage-backed securities
  Maturing in 1 to 5 years         -0-      -0-      400       400           0
 Other corporate debt securities
  Maturing in 5 to 10 years        788      788    1,290       502           0
                               -----------------------------------------------
                               $14,890  $14,890  $15,903   $ 1,013      $    0
                               -----------------------------------------------
                               $61,555  $64,654  $65,667   $ 4,131     $   (19)
                               -----------------------------------------------

7.  Collateral Trust 5% Bonds

     There are outstanding at December 31, 1997 and 1996, $12,185,100 and $12,414,500, respectively, of the Company's Collateral Trust 5% Bonds (the "Bonds") due in 2001. Direct obligations of the U.S. Government, the cash flows from which approximately coincide as to timing and amount with the scheduled interest and principal payments on the Bonds, are held in trust for the purpose of making such payments. Accordingly, the Bonds are considered to be extinguished.

8.  Income Taxes

     Total income tax expense for the years ended December 31, 1997, 1996 and 1995 was allocated as follows (in thousands):

                                                       1997     1996     1995
                                                    -------------------------
Income from continuing operations                   $22,822  $17,703  $15,915
Shareholders' equity, for recognition of
  unrealized holding gain (loss) on investments
  available-for-sale                                    883       93    1,657
                                                    -------------------------
                                                    $23,705  $17,796  $17,572
                                                    =========================

     Income tax expense attributable to income from continuing operations differed from the amounts computed by applying the statutory federal income tax rate to pretax income as a result of the following:

                                                       1997     1996     1995
                                                    -------------------------
Amount computed at statutory federal rate           $22,035  $16,855  $14,894
Effect of dividends received exclusion and
  tax-free interest                                    (914)    (908)    (835)
State taxes (net of federal benefit)                  2,238    1,688    1,513
Other (net)                                            (537)      68      343
                                                    -------------------------
                                                    $22,822  $17,703  $15,915
                                                    =========================

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1997, 1996 and 1995 are as follows:

                                                     1997      1996     1995
                                                  ---------------------------
Deferred tax assets:
  Accrued casualty and other reserves            $  5,096  $  5,200  $  5,458
  Amortization of fiber optic income                  245       367       490
  Other                                               415       277       637
                                                 ----------------------------
     Total deferred tax asset                    $  5,756  $  5,844  $  6,585
                                                 ----------------------------
Deferred tax liabilities:
  Properties, principally due to
    differences in depreciation                  $101,610  $101,462  $102,730
  Deferred gain on land sales                      28,933    29,030    29,114
  Deferred profit on bonds extinguished             1,201     1,430     1,642
  Unrealized holding gain on investments
    available-for-sale                              2,078     1,195     1,102
  Other                                             2,350     2,158     1,183
                                                 ----------------------------
     Total deferred tax liabilities              $136,172  $135,275  $135,771
                                                 ----------------------------
         Net deferred tax liabilities            $130,416  $129,431  $129,186
                                                 ============================

     There was no valuation allowance provided for deferred tax assets as of December 31, 1997 and 1996 as the Company believes the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

     Included in other current assets are deferred tax assets of $3,468 and $3,478 at December 31, 1997 and 1996, respectively.

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

     Identifiable assets by industry are those assets that are used in the Company's operations in each industry.

     Information by industry segment follows (in thousands):

                                                  1997        1996        1995
                                              --------------------------------
Operating Revenue:
  Transportation                              $184,986    $172,958    $171,016
  Realty                                        65,534      35,073      30,091
                                              --------------------------------
                                              $250,520    $208,031    $201,107
                                              ================================
Operating Profit:
  Transportation                              $ 37,277    $ 25,304    $ 23,663
  Realty                                        15,045      12,302      10,965
                                              --------------------------------
                                              $ 52,322    $ 37,606    $ 34,628
                                              ================================
Identifiable Assets:
  Transportation                              $395,695    $367,989    $361,862
  Realty                                       422,851     406,487     289,727
  Corporate                                      6,944      15,205     104,621
                                              --------------------------------
                                              $825,490    $789,681    $756,210
                                              ================================
Capital Expenditures:
  Transportation                              $ 13,287    $ 14,597    $ 26,572
  Realty                                        45,806      41,036      44,030
                                              --------------------------------
                                              $ 59,093    $ 55,633    $ 70,602
                                              ================================
Depreciation:
  Transportation                              $ 15,367    $ 15,853    $ 16,644
  Realty                                         8,731       7,653       5,648
                                              --------------------------------
                                              $ 24,098    $ 23,506    $ 22,292
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

     The Company is currently a party to, or involved in, legal proceedings directed at the cleanup of four Superfund sites. The Company has accrued its estimated share of the total estimated cleanup costs for these sites. Based upon management's evaluation of the other potentially responsible parties, the Company does not expect to incur additional amounts even though the Company has joint and several liability. Other proceedings involving environmental matters, such as alleged discharge of oil or waste material into water or soil, are pending against the Company.

     It is difficult to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity, or results of operations of the Company. Environmental liabilities amounted to $2.0 million for 1997, as well as 1996. Environmental liabilities will be paid over an extended period and the timing of such payments cannot be predicted with any confidence.

     Gran Central Corporation, a wholly-owned subsidiary of the Company, entered into an agreement with the State of Florida Department of Transportation to furnish all land necessary for the construction of the N.W. 106th Street Interchange on the Homestead Extension of the Florida Turnpike and to subsidize any annual operating deficit of the Department for 15 years related to the interchange which is not covered by toll revenues. The maximum assessment amount over the 15 years would be approximately $9.3 million with no annual assessment to exceed approximately $1.1 million. No assessments related to this Agreement have been made.

11.  Retirement Plans

     The Company sponsors two 401(k) plans for its salaried and hourly wage employees. Contributions are at the employees' discretion with upper limits of 6% of compensation before taxes and 10% after taxes.

     401(k) Plan for Salaried Employees

     The amounts of matching contributions by the Company for this plan covering the years 1997, 1996 and 1995 were approximately $334,000, $351,000 and $350,000, respectively. The expenses associated with this plan were approximately $13,000, $12,000 and $13,000 in 1997, 1996 and 1995,
respectively. In 1997, the Company matched the employees' contributions $1 for $1 up to the first $1,200 and then $.25 for each $1 contributed up to 6% of employees' contributions.

     401(k) Plan for Hourly Wage Employees and/or Employees Covered by Collective Bargaining Agreement

     This is a non-contributory plan and was instituted in April 1995. The expenses associated with this plan were approximately $6,400 in 1997 and $4,200 in 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     With respect to each Director and Executive Officer of the Registrant, there are set forth below as of December 31, 1997, (1) his name; (2) his age;
(3) his positions and offices with the Registrant, as well as principal occupation or employment; (4) the date on which he first held office; and (5) a brief account of his business experience during the last five years. Each Director and Executive Officer has been elected to hold such positions and offices until the next annual election of Directors and Officers of the Registrant, which is to be held on May 20, 1998. To the best knowledge of the Registrant, none of the persons named had any arrangement or understanding with any other person pursuant to his election, and none of the persons named have any family relationship with any other such person.


Name, Age, Positions and        Date First Held Such Positions, Offices and
Offices                         Business Experience for the Past Five Years
_________________________       ______________________________________________

Jacob C. Belin (83)             Former Chairman of the Board, St. Joe Paper
Director since 1984             Company. Director, St. Joe Corporation. Trustee,
                                Alfred I. duPont Trust.

J. Nelson Fairbanks (62)        President and Director, U.S. Sugar Corporation.
Director since 1989

David M. Foster (63)            Attorney, Rogers, Towers, Bailey, Jones & Gay
Director since 1995             for more than five years. Director, SunTrust
                                Bank of North Florida, N.A. Director, Gate
                                Petroleum and subsidiaries.

Allen C. Harper (53)            Chairman/CEO, Esslinger-Wooten-Maxwell, Inc.,
Director since 1994             Realtors.  Chairman and President, First
                                Reserve, Inc. Director, Tri-County Railroad
                                Authority. Chairman, First American Railways,
                                Inc. Director, Vacation Breaks USA, Inc.

John H. Mercer, Jr. (84)        Retired President, John Mercer Terminal
Director since 1984             Warehouse Company.

J.J. Parrish, III (44)          President, Jesse J. Parrish, Inc. President
Director since 1993             and Director, Nevins Fruit Company, Inc.
                                Director and Vice Chairman, Parrish Medical
                                Center. Director, Barnett Bank of Central
                                Florida.

W.L. Thornton (69)              Prior to May 21, 1997, Chairman of the Board
Director since 1984             and Chief Executive Officer, Industries. Prior
                                to May 1995, Chairman and President, Industries.
                                Director, St. Joe Corporation. Trustee, Alfred
                                I. duPont Trust.

Carl F. Zellers, Jr. (65)       May 21, 1997 elected Chairman, President and
Chairman, President, Chief      Chief Executive Officer. Prior to May 21, 1997,
Executive Officer               President and COO of the Registrant. Prior to
Director since 1984             May 1995, Vice President, Industries.
                                President, Gran Central Corporation, for more than five years. President of Florida East
                                Coast Railway for more than five years.

T. Neal Smith (57)              May 21, 1997 elected Treasurer.
Vice President, Secretary       May 15, 1992 elected Vice President and
and Treasurer                   Secretary.  Formerly Treasurer and Assistant
                                Secretary for more than five years.

J. Richard Yastrzemski (54)     Comptroller of Registrant for more than five
Comptroller                     years.


ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the annual compensation for the Company's highest paid Executive Officers during 1997, as well as the total compensation paid to those executives for the past three (3) years:

Summary Compensation Table

                                                                  All Other
                                     Salary      Bonus          Compensation(1)
Name and Principal Position  Year      ($)        ($)              ($)

W.L. Thornton, Chairman      1997(2)  15,417(4)   6,000(4)           9,112
and CEO                      1996     36,000(4)   4,000(4)           9,984
                             1995     36,000(4)   -----              9,960

C.F. Zellers, Jr., Chairman, 1997(3)  215,250    30,000             11,206
President and CEO            1996     157,500    17,500              8,706
                             1995     157,500                        8,342

T.N. Smith, Vice President,  1997      95,000     5,625              3,600
Secretary and Treasurer      1996      90,000    10,000              2,040
                             1995      90,000                        2,244

-------------
(1) Includes amounts paid for life insurance premiums, personal use of vehicles, matching contributions to 40l(K) Plan and directors' fees.

(2) Mr. Thornton retired effective May 21, 1997.

(3) Mr. Zellers was President and COO in 1995, 1996 and until May 21, 1997. Mr. Zellers' salary from January 1-May 21, 1997 was $160,000 per annum, and from May 21-December 31, 1997 was $250,000 per annum.

(4) Under arrangement approved by the Board of Directors of both FECI and St. Joe Corporation, Mr. Thornton's salary and expenses were paid by St. Joe, with FECI reimbursing St. Joe for 20% of his salary and expenses common to both companies. Expenses incurred for the exclusive benefit of either FECI or St. Joe in connection with his services as Chairman were borne 100% by the benefited company. The salary shown in this table represents only the Company's proportion of Mr. Thornton's salary. This arrangement was discontinued after Mr. Thornton's retirement effective May 21, 1997.

Compensation Committee Report

The Compensation Committee is responsible for reviewing and approving the compensation policies and programs for the Company's Executive Officers named in the Summary Compensation Table. The Compensation Committee members are all independent non-employee directors and have no interlocking relationships as defined by the Securities and Exchange Commission and were chosen because of their business backgrounds and to ensure that the interests of the shareholders are being served as it relates to all matters of executive compensation. This report covers the actions of the Committee regarding the compensation of the Executive Officers for 1997 and prospectively for 1998.

In reviewing performance for 1997 to determine appropriate performance based bonuses, the Committee used a discretionary process. The key factors that the Committee considered in making their determination included the attainment of certain performance measures such as operating profits, revenue increases, expense decreases and individual performance.

As noted in the Summary Compensation Table, Mr. Thornton retired from position of Chairman and Chief Executive Officer on May 21, 1997, and Mr. Zellers was elected to the new post of Chairman, President and Chief Executive Officer on this same date. Given Mr. Zellers' contributions to successfully meet the above-mentioned performance measures, and the further contributions given the Special Committee's disposition project, the Committee elected to provide a bonus of $100,000 (40%) of base Chief Executive Officer's salary to Mr. Zellers. In addition, Mr. Zellers' base salary was increased to $275,000 effective January 1, 1998.

Bonuses were paid to the other Executive Officers based on the same criteria as for the Chief Executive Officer. These bonuses amounted to approximately 30% of base salary. In addition, the base salaries of these Executive Officers were increased effective January 1, 1998 by approximately 12%.

In late-1997, the Committee authorized a reexamination of the Company's compensation philosophy as a necessary step in more closely aligning the compensation of the Executive Officers and other management employees with company performance and the interests of the shareholders. The study is not yet completed, but the main tenets of a revised compensation philosophy are expected to include:

Base salaries at the median of comparable companies that generate value from the management and operation of substantial assets, including both transportation and realty.

Provide for a competitive but conservative annual incentive based on Company and individual performance.

Provide for the granting of stock options in order to align the interest of the executives with shareholders.

The latter of these will, of course, require shareholder approval.

Deductibility of Compensation

Section 162(m) of the Internal Revenue Code generally limits the Company's tax deduction to $1,000,000 for compensation paid to the Chief Executive Officer and the four most highly-compensated Executive Officers who are Executive Officers as of the last day of the applicable year. Exceptions are made, however, for "performance-based" compensation. For 1997, the Committee believes that all compensation paid to Executive Officers is fully deductible.

Submitted by the Compensation Committee.

                               J. Nelson Fairbanks, Chairman
                               David M. Foster, Member
                               Allen C. Harper, Member

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Certain Beneficial Owners

The following table sets forth information as of March 1, 1998, with respect to persons known to Industries to be the beneficial owners of more than 5% of its outstanding Common Stock:

                               Nature of            Number of        Percent of
Names and Addresses         Beneficial Ownership     Shares          Class (1)

Nemours Foundation(2)       Sole Voting and           450,224            5.0%
1650 Prudential Drive       Dispositive Power
Jacksonville, FL 32207

St. Joe Corporation(3)      Sole Voting and         4,902,304(4)        54.0%
1650 Prudential Drive       Dispositive Power
Jacksonville, FL 32207

Franklin Resources, Inc.(5) Sole Voting and         1,333,700           14.7%
51 J.F.K. Parkway           Dispositive Power
Short Hills, NJ 07078

(1) All percentages shown are rounded to the nearest one-tenth of one percent.

(2) As of March 1, 1998, the following persons were directors of the Nemours
Foundation: Jacob C. Belin, H.H. Peyton, J.F. Porter, W.T. Thompson, Winfred
L. Thornton, and corporate director, Wachovia Bank, N.A., represented by Hugh
M. Durden. In such capacities, these directors collectively share voting and dispositive power with respect to Industries' Common Stock owned by the Nemours Foundation and, as such, may be deemed to be beneficial owners of that stock.

(3) As of March 1, 1998, the following persons were directors of St. Joe
Corporation: Jacob C. Belin, Russell Newton, Jack Quindlen, Walter Revell, Peter Rummell, Chairman, Frank Shaw, Jr., W.L. Thornton and Jack Uible. In such capacities, all directors collectively share dispositive and voting power with respect to Industries' Common Stock owned by St. Joe Corporation. All directors may be deemed to be beneficial owners of Industries' Common Stock owned by St. Joe Corporation.

(4) By virtue of its ownership of approximately 54.0% of the outstanding Industries' Common Stock, St. Joe Corporation may be deemed to be not only an "affiliate" but also a "parent" of Industries.

(5) Messrs. Charles B. Johnson and Rupert H. Johnson, Jr., principal shareholders of the parent holding company, Franklin Resources, Inc. ("FRI"), exercise voting control and dispositive power over these securities. FRI and the principal shareholders may be deemed to be the beneficial owners of securities held by persons and entities advised by FRI subsidiaries.

(b)  SECURITY OWNERSHIP OF MANAGEMENT

Shown below is information concerning the beneficial ownership of Industries' Common Stock for each director and for all directors and officers as a group as of March 2, 1998. Under rules of the Commission, "beneficial ownership" is deemed to include shares for which the individual, directly or indirectly, has or shares voting and/or dispositive power:

                                                     Number of       Percent of
Names             Nature of Beneficial Ownership       Shares        Class (1)

J.C. Belin        Shared Voting/Dispositive Power    5,352,528(2)        59.0%
J.N. Fairbanks
D.M. Foster
A.C. Harper
J.H. Mercer, Jr.  Sole Voting/Dispositive Power            100
J.J. Parrish, III
W.L. Thornton     Sole Voting/Dispositive Power          5,955            0.1%
                  Shared Voting/Dispositive Power    5,352,528(2)        59.0%
C.F. Zellers, Jr. Sole Voting/Dispositive Power            124

11 directors and  Sole Voting/Dispositive Power          6,179            0.1%
officers as a     Shared Voting/Dispositive Power    5,352,528(3)        59.0%
group

(1) All percentages shown are rounded to the nearest one-tenth of one percent. Where no percentage is shown, the amount of Industries' Common Stock owned by the beneficial owner listed is less than one-half of one-tenth of one percent (4,536 shares) of all outstanding Industries' Common Stock.

(2) Includes 4,902,304 shares or 54.0% of Industries' Common Stock owned by St. Joe Corporation, and 450,224 shares or 5.0% of Industries' Common Stock owned by the Nemours Foundation.

(3) Includes the 4,902,304 and 450,224 listed as beneficially owned by Messrs. Belin and Thornton. However, the same number of shares beneficially owned by these persons is reported only once.

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

(b)       REPORTS ON FORM 8-K

     1.   Filed November 21, 1997:

          Reported the withdrawal of St. Joe Corporation's proposal of May 5, 1997.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                          [ITEM 14(a)]

Consolidated Balance Sheets at December 31, 1997 and 1996

Consolidated Statements of Income and Retained Earnings for each of the three years in the period ended December 31, 1997

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997

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

                                 SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 18, 1998.

FLORIDA EAST COAST INDUSTRIES, INC.
         (Registrant)

By: s/s T. Neal Smith, Vice President, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

s/s C.F. Zellers, Jr.*
Chairman, President, Chief Executive Officer and Director - 3/15/98

s/s W.L. Thornton*
Director - 3/15/98

s/s J. Nelson Fairbanks*
Director - 3/15/98

s/s J.C. Belin*
Director - 3/15/98

s/s D.M. Foster*
Director - 3/15/98

s/s J.H. Mercer, Jr.*
Director - 3/15/98

s/s A.C. Harper*
Director - 3/15/98

s/s J. J. Parrish, III*
Director - 3/15/98

s/s J.R. Yastrzemski*
Comptroller - 3/15/98

BY:  s/s T. Neal Smith*
Attorney-in-Fact

*Such signature has been affixed pursuant to Power of Attorney.

                    FLORIDA EAST COAST INDUSTRIES, INC.
     SCHEDULE II (CONSOLIDATED) - VALUATION AND QUALIFYING ACCOUNTS FOR THE THREE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                         (Dollars in thousands)

                              Balance at  Additions
                              Beginning   Charged                 Balance at
                               of Year   to Expense    Payments   End of Year
                             ----------  ----------    --------   -----------

RESERVES INCLUDED IN LIABILITIES

1997
 Casualty & other reserves     $10,776       $ 6,596      $ 5,938    $11,434[a]

1996
 Casualty & other reserves     $11,221       $ 6,205      $ 6,650    $10,776[a]

1995
 Casualty & other reserves     $11,605       $ 4,742      $ 5,126    $11,221[a]



[a] Includes $5,143, $5,038 and $5,226 in current liabilities at December 31,
    1997, December 31, 1996 and December 31, 1995, respectively. The remainder is included in "Reserves and Other Long-Term Liabilities."

                     FLORIDA EAST COAST INDUSTRIES, INC.
     SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND ACCUMULATED DEPRECIATION
                     DECEMBER 31, 1997, 1996 AND 1995
                             (in thousands)

                                     Initial Cost to Company


Description                          Encumbrances        Land
-----------                          ------------        ----
Duval County
 Office Buildings (8)                    -0-            $   604
 Office/Showroom/Warehouses (10)         -0-              1,502
 Office/Warehouses (2)                   -0-                  0
 Front Load Warehouse                    -0-                  0
 Rail Warehouses                         -0-                  0
 Land w/Infrastructure                   -0-              6,593
 Unimproved Land & Misc. Assets          -0-                659

St. Johns County
 Unimproved Land                         -0-              2,631

Flagler County
 Unimproved Land                         -0-              3,218

Volusia County
 Unimproved Land                         -0-              3,098

Brevard County
 Office/Showroom/Warehouse (1)           -0-                  0
 Land w/Infrastructure                   -0-              3,633
 Unimproved Land                         -0-              3,874

Indian River County
 Unimproved Land                         -0-                  1

St. Lucie County
 Unimproved Land                         -0-                639

Martin County
 Land w/Infrastructure                   -0-              1,734
 Unimproved Land                         -0-              2,535

Putnam County
 Unimproved Land                         -0-                  2

Palm Beach County
 Office/Showroom/Warehouse (1)           -0-                113
 Rail Warehouses (2)                     -0-                449
 Cross Docks (2)                         -0-                117
 Land w/Infrastructure                   -0-              1,581
 Unimproved Land                         -0-                847

Broward County
 Rail Warehouse (1)                      -0-                 85
 Land w/Infrastructure                   -0-                999
 Unimproved Land                         -0-              1,186

Manatee County
 Unimproved Land                         -0-                 14

Dade County
 Cross Dock (1)                          -0-                137
 Double Front Load Warehouse (1)         -0-                768
 Rail Warehouses (6)                     -0-                808
 Office/Showroom/Warehouses (5)          -0-              1,003
 Office/Warehouses (8)                   -0-              1,462
 Front Load Warehouses (8)               -0-              1,943
 Office/Service Center (1)               -0-                285
 Transit Warehouse (1)                   -0-                  6
 Land w/Infrastructure                   -0-             14,576
 Unimproved Land & Misc. Assets          -0-              3,757

Orange County
 Land w/Infrastructure                   -0-                  0
                                                        -------
TOTALS                                                  $60,859

                                    Initial Cost to Company

                                    Costs
                                 Capitalized
                                 Subsequent to
Description                      Acquisition
-----------                      ------------
Duval County
 Office Buildings (8)             $ 64,599
 Office/Showroom/Warehouses (10)    32,712
 Office/Warehouses (2)              11,708
 Front Load Warehouse                2,690
 Rail Warehouses                     2,827
 Land w/Infrastructure              11,807
 Unimproved Land & Misc. Assets        397

St. Johns County
 Unimproved Land                       408

Flagler County
 Unimproved Land                     1,184

Volusia County
 Unimproved Land                       529

Brevard County
 Office/Showroom/Warehouse (1)           0
 Land w/Infrastructure                 106
 Unimproved Land                         3

Indian River County
 Unimproved Land

St. Lucie County
 Unimproved Land                         4

Martin County
 Land w/Infrastructure               2,416
 Unimproved Land                       237

Putnam County
 Unimproved Land                         0

Palm Beach County
 Office/Showroom/Warehouse (1)       2,984
 Rail Warehouses (2)                 4,253
 Cross Docks (2)                     3,787
 Land w/Infrastructure
 Unimproved Land                        28

Broward County
 Rail Warehouse (1)                  1,708
 Land w/Infrastructure                 122
 Unimproved Land                       111

Manatee County
 Unimproved Land                        87

Dade County
 Cross Dock (1)                      1,018
 Double Front Load Warehouse (1)     6,275
 Rail Warehouses (6)                28,251
 Office/Showroom/Warehouses (5)     18,475
 Office/Warehouses (8)              32,421
 Front Load Warehouses (8)          28,633
 Office/Service Center (1)           2,705
 Transit Warehouse (1)                 283
 Land w/Infrastructure              32,812
 Unimproved Land & Misc. Assets        294

Orange County
 Land w/Infrastructure               8,799
                                    ------
TOTALS                            $304,673

                                       Carried at Close of Period

                                Land &         Bldgs. &
Description                     Land Improv.   Improv.      Total
-----------                     ------------   --------     -----
Duval County
 Office Buildings (8)            $ 11,375      $ 53,828   $ 65,203
 Office/Showroom/Warehouses (10)    6,627        27,587     34,214
 Office/Warehouses (2)              3,834         7,874     11,708
 Front Load Warehouse                 598         2,092      2,690
 Rail Warehouses                      632         2,195      2,827
 Land w/Infrastructure             18,400             0     18,400
 Unimproved Land & Misc. Assets       725           331      1,056

St. Johns County
 Unimproved Land                    3,039             0      3,039

Flagler County
 Unimproved Land                    4,402             0      4,402

Volusia County
 Unimproved Land                    3,627             0      3,627

Brevard County
 Office/Showroom/Warehouse (1)          0             0          0
 Land w/Infrastructure              3,739             0      3,739
 Unimproved Land                    3,877             0      3,877

Indian River County
 Unimproved Land                        1             0          1

St. Lucie County
 Unimproved Land                      643             0        643

Martin County
 Land w/Infrastructure              4,150             0      4,150
 Unimproved Land                    2,772             0      2,772

Putnam County
 Unimproved Land                        2             0          2

Palm Beach County
 Office/Showroom/Warehouse (1)       599          2,498      3,097
 Rail Warehouses (2)                 557          4,145      4,702
 Cross Docks (2)                   1,262          2,642      3,904
 Land w/Infrastructure             1,581              0      1,581
 Unimproved Land                     875              0        875

Broward County
 Rail Warehouse (1)                  405          1,388      1,793
 Land w/Infrastructure             1,121              0      1,121
 Unimproved Land                   1,297              0      1,297

Manatee County
 Unimproved Land                     101                       101

Dade County
 Cross Dock (1)                      137          1,018      1,155
 Double Front Load Warehouse (1)   1,985          5,058      7,043
 Rail Warehouses (6)               8,119         20,940     29,059
 Office/Showroom/Warehouses (5)    5,766         13,712     19,478
 Office/Warehouses (8)             9,155         24,728     33,883
 Front Load Warehouses (8)         9,783         20,793     30,576
 Office/Service Center (1)           873          2,117      2,990
 Transit Warehouse (1)                 3            286        289
 Land w/Infrastructure            46,536            852     47,388
 Unimproved Land & Misc. Assets    4,011             40      4,051

Orange County
 Land w/Infrastructure             8,799              0      8,799
                                --------       --------  ---------
TOTALS                          $171,408       $194,124   $365,532

                                                       Depreciable Life
                                           Date        Used in Calculation
                                           Capitalized in Latest Income
                             Accumulated   or Acquired Statement
                             -----------   ----------- -------------------
Duval County
 Office Buildings (8)           $ 8,030       1985      3 to 40 years
 Office/Showroom/Warehouses (10)  5,695       1987      3 to 40 years
 Office/Warehouses (2)              990       1994      3 to 40 years
 Front Load Warehouse                19
 Rail Warehouse                      22
 Land w/Infrastructure              716
 Unimproved Land & Misc. Assets     194

St. Johns County
 Unimproved Land                      0      Various

Flagler County
 Unimproved Land                      0      Various

Volusia County
 Unimproved Land                      0      Various

Brevard County
 Office/Showroom/Warehouse (1)        0       1983     3 to 40 years
 Land w/Infrastructure                0      Various
 Unimproved Land                      0      Various

Indian River County
 Unimproved Land                      0      Various

St. Lucie County
 Unimproved Land                      0      Various

Martin County
 Land w/Infrastructure              190      Various
 Unimproved Land                      0      Various

Putnam County
 Unimproved Land

Palm Beach County
 Office/Showroom/Warehouse (1)      977
 Rail Warehouses (2)              1,371
 Cross Docks (2)                  1,179
 Land w/Infrastructure                0
 Unimproved Land                      0

Broward County
 Rail Warehouse (1)                 686       1986      3 to 40 years
 Land w/Infrastructure                0      Various
 Unimproved Land                      0      Various

Manatee County
 Unimproved Land                      0       Various

Dade County
 Cross Dock (1)                     289       1987      3 to 40 years
 Double Front Load Warehouse (1)  1,211       1993      3 to 40 years
 Rail Warehouses (6)              4,517       1988      3 to 40 years
 Office/Showroom/Warehouses (5)   4,149       1988      3 to 40 years
 Office/Warehouses (8)            3,692       1990      3 to 40 years
 Front Load Warehouses (8)        4,242       1991      3 to 40 years
 Office/Service Center (1)          327       1994      3 to 40 years
 Transit Warehouse (1)               63      Various    3 to 40 years
 Land w/Infrastructure            1,002      Various    3 to 40 years
 Unimproved Land & Misc. Assets     130      Various    3 to 40 years

Orange County
 Land w/Infrastructure                0       1995
                                -------
TOTALS                          $39,691

Notes:

(A) The aggregate cost of real estate owned at December 31, 1997 for federal income tax purposes is approximately $258,360,000.

(B)  Reconciliation of real estate owned (in thousands of dollars):

                                     1997        1996        1995
                                     ----        ----        ----
Balance at Beginning of Year       $333,830   $266,673    $241,674
Amounts Capitalized                  45,806     67,589      25,523
Amounts Retired or Adjusted         (14,104)      (432)       (524)
                                   --------------------------------
Balance at Close of Period         $365,532   $333,830    $266,673

(C)  Reconciliation of accumulated depreciation (in thousands of dollars):

                                      1997       1996        1995
                                      ----       ----        ----
Balance at Beginning of Year       $ 33,507   $ 25,922    $ 20,274
Depreciation Expense                  8,731      7,653       5,648
Amounts Retired or Adjusted          (2,547)       (68)          0
                                   --------------------------------
Balance at Close of Period         $ 39,691    $ 33,507    $ 25,922

21.  Listing of parent and subsidiaries

     Parent -  Florida East Coast Industries, Inc.

     Subsidiaries  - Florida East Coast Railway Company

                        Florida East Coast Highway Dispatch Company

                        Florida East Coast Inspections, Inc.

                        Florida East Coast Deliveries, Inc.

                        Railroad Concrete Crosstie Corporation

                        Railroad Track Construction Company

                        Operations Unlimited, Inc.

                        Florida Express Carrier, Inc.

                        Gran Central Corporation

                        Dade County Land Holding Company, Inc.

                        International Transit, Inc.

                         POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENT, that each of the undersigned Directors of Florida East Coast Industries, Inc., a Florida corporation ("Corporation"), which is about to file with the Securities and Exchange Commission, Washington, DC 20549, under the provisions of the Securities Exchange Act of 1934, as amended, an Annual Report on Form 10-K for the fiscal year ended December 31, 1997, hereby constitutes and appoints Carl F. Zellers, Jr. and T.N. Smith as his true and lawful attorneys-in-fact and agent, and each of them with full power to act, without the other in his stead, in any and all capacities, to sign the 1997 Annual Report of Florida East Coast Industries, Inc., on Form 10-K and to file on behalf of the Corporation such Annual Report and amendments with all exhibits thereto, and any and all other information and documents in connection therewith, with the Securities and Exchange
Commission, hereby granting unto said attorneys-in-fact and agent, and each of them, full power and authority to do and perform any and all acts and things requisite and ratifying and confirming all that each said attorneys-in-fact and agent or any one of them, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, the undersigned have hereunto set their hands on the date indicated below:

s/s C. F. Zellers, Jr., Chairman,        s/s T.N. Smith, Vice President,
President, CEO and Director                  Secretary and Treasurer

s/s J. Nelson Fairbanks, Director         s/s J.C. Belin, Director

s/s A.C. Harper, Director                 s/s D.M. Foster, Director

s/s J.H. Mercer, Jr., Director            s/s J.J. Parrish, III, Director

s/s W.L. Thornton, Director


Dated:  March 27, 1998