Form 10-Q
period 1998-03-31
FLORIDA EAST COAST INDUSTRIES INC
filed 1998-05-13
CIK 740796

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                    Form 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                       For the period ended March 31, 1998

Commission File Number 2-89530

                        FLORIDA EAST COAST INDUSTRIES, INC.
            (Exact name of Registrant as specified in its charter)

           FLORIDA                                    59-2349968
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                    Identification No.)

                One Malaga Street, St. Augustine, FL    32085-1048
              (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code  (904) 829-3421


            1650 Prudential Drive, Jacksonville, FL 32207
(Former name, former address, and former fiscal year, if changed since last report)

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

           Class                          Outstanding at March 31, 1998
Common Stock, $6.25 par value                    9,071,590 shares

                   FLORIDA EAST COAST INDUSTRIES, INC.
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                         (Dollars in thousands)
                                                      March 31    December 31
                                                        1998          1997
                                                     (Unaudited)
                                                     -----------  -----------
ASSETS

Current assets:
  Cash and cash equivalents                           $ 41,355     $ 30,845
  Short-term investments                                 1,507          258
  Accounts receivable, net                              27,589       31,045
  Materials and supplies                                11,377       11,789
  Other                                                  7,918        7,987
                                                      --------     --------
     Total current assets                               89,746       81,924

Other investments                                       70,249       72,041

Properties, less accumulated depreciation and
 amortization                                          672,020      663,672

Other assets and deferred charges                        9,529        7,853
                                                      --------     --------
                                                      $841,544     $825,490
                                                      ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $ 21,810     $ 20,580
  Income taxes                                           8,603        4,630
  Accrued property taxes                                 3,583        1,008
  Accrued casualty and other reserves                    5,230        5,143
  Other accrued liabilities                              2,366        3,005
                                                      --------     --------
     Total current liabilities                          41,592       34,366

Deferred income taxes                                  134,591      133,884

Reserves and other long-term liabilities                 8,383        8,365

Shareholders' equity:
  Common stock, $6.25 par value; 9,360,000 shares
  authorized; 9,271,361 shares issued and 9,071,590
  shares outstanding                                    57,946       57,946
  Capital surplus                                        2,856        2,856
  Retained earnings                                    601,513      594,132
  Accumulated other comprehensive income                 4,018        3,296
  Less:
    Treasury stock at cost (199,771 shares)             (9,355)      (9,355)
                                                       --------     --------
       Total shareholders' equity                      656,978      648,875
                                                       --------     --------
                                                      $841,544     $825,490
                                                       ========     ========
                         (See accompanying notes)

                    FLORIDA EAST COAST INDUSTRIES, INC.
    CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
             (Dollars in thousands except per share amounts)
                               (Unaudited)

                                                        QUARTER ENDED MARCH 31
                                                         1998           1997
                                                         ----           ----
OPERATING REVENUES:
  Transportation                                       $ 46,808      $  44,403
  Realty - Land Sales                                       269          5,892
         - Rents & Other                                  9,680          9,143
                                                       --------      ---------
     Total revenues                                      56,757         59,438

OPERATING EXPENSES:
  Transportation                                         33,018         31,033
  Realty                                                  6,609          5,569
  Realty Sales                                               71          6,413
  General and Administrative                              6,805          5,331
                                                       --------      ---------
     Total expenses                                      46,503         48,346

Operating profit                                         10,254         11,092

OTHER INCOME (EXPENSE):
  Dividends                                                 131             95
  Interest income                                         1,336          1,305
  Interest expense                                          (86)           (91)
  Gains on sales and other disposition of properties        191             95
  Other (net)                                             1,445            889
                                                       --------       --------
   Total other income                                     3,017          2,293

Income before income taxes                               13,271         13,385

INCOME TAXES:
 Current                                                  4,727          5,425
 Deferred                                                   257           (405)
                                                       --------       --------
  Total income taxes                                      4,984          5,020
                                                       --------       --------

Net income                                             $  8,287       $  8,365

Retained earnings:
 Balance at beginning of year                           594,132        557,621
 Cash dividends                                            (906)          (905)
                                                       --------       --------
Balance at end of period                               $601,513       $565,081
                                                       ========       ========
Per Share Data:
 Cash dividends                                        $   0.10       $   0.10
                                                       ========       ========
 Earnings per common share                             $   0.91       $   0.92
                                                       ========       ========
                          (See accompanying notes)

                         FLORIDA EAST COAST INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in thousands)
                                     (Unaudited)

                                                       QUARTER ENDED MARCH 31

                                                            1998        1997
                                                            ----        ----
Cash flows from operating activities:
 Net income                                             $  8,287    $  8,365
 Adjustments to reconcile net income to cash generated:
  Depreciation and amortization                            6,539       5,974
  Gain on disposition of assets                             (191)        (95)
  Realized gains on investments                           (1,286)       (544)
  Deferred taxes                                             257        (405)
  Changes in operating assets and liabilities:
    Accounts receivable                                    3,456       3,388
    Other current assets                                     481         569
    Other assets and deferred charges                     (1,676)     (1,592)
    Accounts payable                                       1,230      (1,053)
    Income taxes payable                                   3,973       5,421
    Estimated property taxes                               2,575       2,592
    Other current liabilities                               (552)     (1,216)
    Reserves and other long-term liabilities                  18          (8)
                                                        --------    --------
Net cash generated by operating activities                23,111      21,396

Cash flows from investing activities:
 Purchases of properties                                 (15,022)    (16,366)
 Purchases of investments:
  Available-for-sale                                      (6,295)     (5,128)
  Held-to-maturity                                             0      (5,983)
 Maturities and redemption of investments:
  Available-for-sale                                       9,295       6,253
  Held-to-maturity                                             0       1,980
 Proceeds from disposition of assets                         327       1,432
                                                        --------    --------
Net cash used in investing activities                    (11,695)    (17,812)

Cash flows from financing activities:
 Payment of dividends                                       (906)       (905)
                                                        --------    --------
Net cash used in financing activities                   $   (906)   $   (905)

Net increase in cash and cash equivalents                 10,510       2,679
Cash and cash equivalents at beginning of quarter         30,845      23,602
                                                        --------    --------
Cash and cash equivalents at end of quarter             $ 41,355    $ 26,281
                                                        ========    ========
Supplemental disclosure of cash flow information:
 Cash paid during the quarter for income taxes          $     11   $     134
                                                        ========    ========
 Cash paid during the quarter for interest              $     86    $     91
                                                        ========    ========

                            (See accompanying notes)


                        FLORIDA EAST COAST INDUSTRIES, INC.
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                  (Unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of March 31, 1998 and December 31, 1997, and the results of operations and cash flows for the three-month periods ended March 31, 1998 and March 31, 1997.

2. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year.

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

     It is difficult to quantify future environmental costs because of many issues relating to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position or liquidity of the Company in any one period. Environmental liabilities of $2.0 million for both March 31, 1998 and December 31, 1997, respectively, will be paid over an extended period, and the timing of such payments cannot be predicted with any confidence.

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

6. The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", effective January
     1, 1998. This Statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income for the three months ended March 31, 1998 and 1997 was $9,009 and $7,906, respectively. This amount differs from net income due to changes in the net unrealized holding gains generated from available-for-sale securities.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                                    OVERVIEW

Florida East Coast Industries, Inc.'s (FECI) operating revenues for the quarter ended March 31, 1998 reflected a decrease of approximately $2.7 million when compared to the quarter ended March 31, 1997. Operating costs in the first quarter 1998 decreased approximately $1.8 million when compared to the first quarter 1997. As a result, operating profits decreased by approximately $.8 million when comparing first quarter 1998 with first quarter 1997.

The decrease of approximately $2.7 million in operating revenues was primarily attributable to the decrease in realty revenues related to realty sales of approximately $5.6 million offset by increases in transportation revenues, realty rents and other revenues of approximately $2.4 million and $.5 million, respectively.

The decrease of $1.8 million in operating costs was primarily attributed to a decrease in realty segment's realty sales of approximately $6.3 million offset by increases in transportation costs of approximately $2.0 million; realty operating costs of approximately $1.0 million, and general and administrative costs of approximately $1.5 million.


                                    ANALYSIS

Revenues - Transportation revenues increased approximately $2.4 million or 5.4% when comparing first quarter 1998 with first quarter 1997. The number of shipments handled by the rail segment increased by approximately 3,425 shipments or 3.1% in the first three months of 1998 compared to same period 1997. This increase of 3.1% was comprised of increases in rock shipments of 4.6%; automotive shipments of 20.3%, and intermodal shipments of 3.3% offset by a decline in all other carload shipments of 10.6%.

Realty revenues declined by approximately $5.1 million in the first three months of 1998 versus 1997. This was primarily attributed to the decline in realty sales revenues of $5.6 million. Sales of realty properties in the first quarter of 1997 were principally comprised of a single disposition of approximately
$4.8 million. Realty income, other than realty sales, increased approximately $.5 million.

Operating Costs - Operating costs increased $1.8 million in the first quarter 1998 versus same period 1997. This increase was comprised of a decrease in realty sales of approximately $6.3 million offset by increases in transportation costs of approximately $2.0 million; realty operating costs of approximately $1.0 million, and general and administrative costs of $1.5 million. The decrease in realty sales of approximately $6.3 million is primarily attributable to the single disposition of property in the first quarter 1997 of approximately $6.0 million.

Transportation costs increased approximately $2.0 million. This increase was comprised of increases of approximately $.6 million in fringe benefits primarily related to health insurance accruals; $.7 million in casualty and insurance;
$.3 million in property taxes, and $.4 million in other transportation costs.

Realty operating costs increased approximately $1.0 million. This increase was comprised of approximately $.4 million in property management expenses; $.5 million in depreciation expense, and $.1 million in other realty operating costs.

General and administrative costs increased approximately $1.5 million. This increase was comprised of $.4 million in fringe benefits primarily related to health insurance accruals; $.5 million for computer-related services; $.3 million for casualty and insurance, and $.3 million for other administrative expenses.

Other Income - Other income increased approximately $.7 million in first quarter 1998 when compared to same period 1997. This increase is primarily attributable to $.6 million related to the capital gains from sales of securities in the Company's investment portfolio, and a net of $.1 million in other income less interest expense.

Net Income - Net income remained approximately the same for the first three months of 1998 when compared to the first three months of 1997.

Recent Events - On April 15, 1998, the Board of Directors of Florida East Coast Industries, Inc. determined that it would be in the best interest of the Company and its shareholders to seek approval at its Annual Meeting to be held on May 20, 1998, of a 4-for-1 stock split to holders of record on the record date of June 1, 1998, and to increase the authorized number of shares of the Company's Common Stock from 9,360,000 shares to 50,000,000 shares to facilitate the split and provide shares for other corporate purposes.

Registrant has no foreign operations.

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

Cash and short-term investments increased $11.8 million to $42.9 million at March 31, 1998 from $31.1 million at year-end. The investment portfolio decreased $1.8 million to $70.2 million at March 31, 1998 from $72.0 million at year-end 1997. The Company's working capital position changed from a ratio of 2.4 to 1.00 at year-end 1997 to a ratio of 2.2 to 1.00 at March 31, 1998.

There was no significant change in debt, reserves, or other liabilities during the three-month period and capital projects at March 31, 1998 amounted to approximately $47.2 million authorized and outstanding from $34.0 million authorized and outstanding at December 31, 1997. Of the $47.2 million of capital projects, approximately 59% represents development projects.

                           PART II - OTHER INFORMATION


Item 1.         Legal Proceedings

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



                                 FLORIDA EAST COAST INDUSTRIES, INC.
                                            (Registrant)



Date:  May 13, 1998                        /s/ T. N. Smith
                                 _____________________________________
                                 Vice President, Secretary & Treasurer




Date:  May 13, 1998                      /s/ J.R. Yastrzemski
                                _________________________________
                                            Comptroller