Form 10-Q
period 1998-06-30
FLORIDA EAST COAST INDUSTRIES INC
filed 1998-08-13
CIK 740796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                     Form 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 1998.

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

                 Class                        Outstanding at June 30, 1998
     Common Stock, no par value                    36,286,360 shares

                       FLORIDA EAST COAST INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                  June 30      December 31
                                                   1998           1997
                                                (Unaudited)
                                                -----------    -----------
                    ASSETS
Current assets:
Cash and cash equivalents                         $ 46,212       $ 30,845
Short-term investments                                 503            258
Accounts receivable, net                            28,529         31,045
Materials and supplies                              10,864         11,789
Other                                                7,977          7,987
                                                  --------       --------
        Total current assets                        94,085         81,924

Other investments                                   58,462         72,041

Properties, less accumulated depreciation
 and amortization                                  693,842        663,672

Other assets and deferred charges                    6,367          7,853
                                                  --------       --------
                                                  $852,756       $825,490
                                                  ========       ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                  $ 21,428       $ 20,580
Income taxes                                         7,858          4,630
Accrued property taxes                               6,652          1,008
Accrued casualty and other reserves                  4,992          5,143
Other accrued liabilities                            2,413          3,005
                                                  --------       --------
     Total current liabilities                      43,343         34,366

Deferred income taxes                              134,594        133,884

Reserves and other long-term liabilities             7,700          8,365

Shareholders' equity:
  Common stock, no par value; 50,000,000 shares
  authorized; 37,085,444 shares issued and 36,286,360
  shares outstanding                                60,802         60,802
  Retained earnings                                612,259        594,132
  Accumulated other comprehensive income             3,413          3,296
  Less:
   Treasury stock at cost (799,084 shares)          (9,355)        (9,355)
                                                  --------       --------
       Total shareholders' equity                  667,119        648,875
                                                  --------       --------
                                                  $852,756       $825,490
                                                  ========       ========
                         (See accompanying notes)

                       FLORIDA EAST COAST INDUSTRIES, INC.
                        CONSOLIDATED CONDENSED STATEMENTS
                         OF INCOME AND RETAINED EARNINGS
                (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)

                                           THREE MONTHS          SIX MONTHS
                                           ENDED JUNE 30        ENDED JUNE 30
                                          1998       1997      1998      1997
                                        -------------------------------------
OPERATING REVENUES:
  Transportation                      $ 51,341   $ 45,790   $ 98,149 $ 90,193
  Realty - Sales                             0     15,926        269   21,818
         - Rents & Other                10,731      9,291     20,411   18,434
                                      --------   --------   --------  --------
  Total Revenues                        62,072     71,007    118,829  130,445

OPERATING COSTS:
  Transportation                        33,055     31,390     66,073   62,423
  Realty                                 6,694      5,348     13,303   10,917
  Realty Sales                               0     14,725         71   21,138
  General and Administrative             6,915      8,368     13,720   13,699
                                      --------   --------  ---------  ---------
     Total Operating Costs              46,664     59,831     93,167  108,177

Operating profit                        15,408     11,176     25,662   22,268

OTHER INCOME (EXPENSE):
  Dividends                                436        110        567      205
  Interest income                        1,182      1,118      2,518    2,423
  Interest expense                         (57)      (151)      (143)    (242)
  Gains on sales and other disposition
   of properties                           285      1,237        476    1,332
  Other (net)                            1,140        694      2,585    1,583
                                      --------   --------  ---------   --------
   Total Other Income (Expense)          2,986      3,008      6,003    5,301

Income before income taxes              18,394     14,184     31,665   27,569

INCOME TAXES:
 Current                                 6,395      4,763     11,122   10,188
 Deferred                                  347        558        604      153
                                      --------   --------  ---------  ---------
  Total Income Taxes                     6,742      5,321     11,726   10,341

Net income                            $ 11,652    $ 8,863  $  19,939 $ 17,228
                                      --------    -------  ---------  --------
Retained earnings:
 Balance at beginning of period        601,513    565,081    594,132  557,621
 Cash dividends                           (906)      (906)    (1,812)  (1,811)
                                      --------   --------  ---------  ---------
Balance at end of period              $612,259   $573,038   $612,259 $573,038
                                      ========   ========  =========  =========
Per Share Data:
 Cash dividends                       $  0.025   $  0.025  $   0.05   $  0.05
                                      ========   ========  ========   ========
Earnings per common share             $   0.32   $   0.24  $   0.55   $  0.47
                                      ========   ========  ========   ========
                             (See accompanying notes)

                         FLORIDA EAST COAST INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Dollars in Thousands)
                                      (Unaudited)

                                                      SIX MONTHS ENDED JUNE 30

                                                        1998            1997
                                                        ----            ----
Cash flows from operating activities:
 Net income                                          $19,939         $17,228
 Adjustments to reconcile net income to cash
  generated:
   Depreciation and amortization                      13,345          11,899
   Gain on disposition of assets                        (476)         (1,332)
   Realized gains on investments                      (2,266)         (1,142)
   Non-monetary fiber optic transaction               (3,011)              0
   Deferred taxes                                        604             153
   Changes in operating assets and liabilities:
    Accounts receivable                                2,516           7,333
    Other current assets                                 935           1,197
    Other assets and deferred charges                  1,486           1,277
    Accounts payable                                     848             130
    Income taxes payable                               3,228            (196)
    Estimated property taxes                           5,644           3,745
    Other current liabilities                           (743)         (1,075)
    Reserves and other long-term liabilities            (665)            (70)
                                                     -------         -------
Net cash generated by operating activities            41,384          39,147

Cash flows from investing activities:
 Purchases of properties                             (40,738)        (31,148)
 Purchases of investments:
  Available-for-sale                                 (20,527)         (9,025)
  Held-to-maturity                                         0          (5,983)
 Maturities and redemption of investments:
  Available-for-sale                                  36,347           7,261
  Held-to-maturity                                         0           6,642
 Proceeds from disposition of assets                     713           5,612
                                                     -------         -------
Net cash used in investing activities                (24,205)        (26,641)

Cash flows from financing activities:
 Payment of dividends                                 (1,812)         (1,811)
                                                     -------         -------
Net cash used in financing activities                $(1,812)        $(1,811)

Net increase in cash & cash equivalents               15,367          10,695
Cash and cash equivalents at beginning of period      30,845          23,602
                                                     -------         -------
Cash and cash equivalents at end of period           $46,212         $34,297
                                                     =======         =======
Supplemental disclosure of cash flow information:
 Cash paid during the period for income taxes        $ 7,297         $10,536
                                                     =======         =======
 Cash paid during the period for interest            $   143         $   242
                                                     =======         =======
                            (See accompanying notes)

                       FLORIDA EAST COAST INDUSTRIES, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                  (Unaudited)



1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of June 30, 1998 and December 31, 1997, and the results of operations and cash flows for the six-month periods ended June 30, 1998 and June 30, 1997.

2. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

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

     It is difficult to quantify future environmental costs because of many issues relating to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position or liquidity of the Company in any one period. Environmental liabilities of $2.0 million for June 30, 1998 and December 31, 1997, respectively, will be paid over an extended period, and the timing of such payments cannot be predicted with any confidence.

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

5.   The revenue recognition policies are:

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

6. Because a large percentage of the Company's properties is long-lived, asset replacement will be at a higher cost and will take place over many years. The acquisition of new assets will result in higher depreciation charges and, in the case of Realty, higher taxes and operating costs.

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

7. All share numbers and per share amounts have been restated to reflect the four-for-one split of the Company's common stock which became effective June 1, 1998.

8. The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This Statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income for the six months ended June 30, 1998 and 1997 was approximately $20.1 and $18.6 million, respectively. Comprehensive income for the three months ending June 30, 1998 and 1997 was approximately $11.1 and $10.7 million, respectively. This amount differs from net income due to changes in the net unrealized holding gains generated from available-for-sale securities.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
         CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS

                                  OVERVIEW

Florida East Coast Industries, Inc.'s (FECI) operating revenues for the first six months of 1998 reflected a decrease of approximately $11.6 million. Operating costs for the same comparative period decreased approximately $15.0 million, resulting in an increase in operating profits of approximately $3.4 million.

Operating revenues for the second quarter 1998, when compared to the second quarter 1997, decreased approximately $8.9 million. Operating costs for the second quarter 1998, when compared to the same period 1997, decreased by $13.1 million, resulting in an increase of $4.2 million in operating profits.

When comparing second quarter 1998 with first quarter 1998, operating revenues increased by approximately $5.3 million while operating expenses increased by approximately $.1 million, resulting in an increase in operating profits of $5.2 million.

                              ANALYSIS

Revenues: When comparing the first six months of 1998 with the same period in 1997, transportation revenues increased by approximately $8.0 million or 8.8%. Included in transportation revenues was a non-monetary gain of approximately $3.0 million related to an exchange involving fiber optics. This non-monetary gain was the result of an exchange of unrestricted rights to 36 dark fiber optic communication fibers for the forgiveness of 1998 rental income payable to the Company on certain right-of-way operating leases, and a final installment for the sale of conduit owned by the Company. Discounting the total increase in fiber optic income of approximately $3.7 million, transportation revenues increased approximately $4.3 million when comparing the first six months of 1998 with 1997. The increase of approximately $4.3 million represents an increase in total shipments of approximately 2%
when comparing the first six months of 1998 with 1997. This increase of 2%
was comprised of increases in relation to total shipments of approximately 2% in the number of aggregate shipments, and approximately .8% in the number of automotive shipments offset by a decline of approximately .8% in all other types of carload shipments. The increase in aggregate products is related to aggregate products being used in the residential, commercial and highway construction within the state. The increase in the number of automotive shipments is primarily attributable to a new automobile facility located in Titusville on the Railway's right-of-way that is operated by Norfolk Southern. The decline in other carload shipments was primarily attributed to a decline in coal shipments because of shipper's use of alternative transportation. However, a new contract has been negotiated which secures future shipments via rail. Sales of realty properties decreased approximately $21.5 million when comparing six months of 1998 with 1997. This decrease was primarily related to three separate dispositions of properties in the first and second quarters of 1997 of approximately $4.8 and $15.3 million, respectively. Realty rents and other increased approximately $2.0 million for the first six months of 1998 versus 1997. This increase is primarily attributed to the addition of leasable space of approximately .5 million square feet.

Comparing second quarter 1998 with second quarter 1997, transportation revenues increased approximately $5.6 million or 12.1%. Included in second quarter 1998 is the non-monetary gain of approximately $3.0 million related to fiber optic income previously discussed. Discounting total fiber optic income of $3.4 million, transportation revenues increased approximately $2.2 million when comparing second quarter 1998 with second quarter 1997. This increase of approximately $2.2 million represents an increase in total shipments of approximately 1%. This increase was comprised of increases in relation to total shipments of approximately 2.8% in the number of aggregate shipments, and approximately .8% in the number of automotive shipments offset by declines in all other types of carload and intermodal shipments of .7% and 1.9%, respectively. As previously discussed, the increase in aggregate shipments was related to the various types of construction being performed within the state. The increase in the number of automotive shipments was primarily attributed to the new automobile facility at Titusville. During this same period, realty sales decreased approximately $15.9 million, while realty rents and other increased approximately $1.4 million. This increase was primarily related to the .5 million square feet of leasable space added to inventory. The decrease in the sales of realty properties of $15.9 million in the second quarter 1998 was primarily attributed to two separate dispositions of properties in 1997 which approximated $15.3 million.

Comparing second quarter 1998 with first quarter 1998, transportation revenues increased $4.5 million or 9.7%. As previously discussed, transportation revenues include the non-monetary gain related to fiber optic income. Discounting the total increase in fiber optic income of approximately $3.0 million, which represents the non-monetary gain, transportation revenues increased approximately $1.5 million. This increase of approximately $1.5 million represents an increase in total shipments of 6.6% when comparing second quarter with first quarter 1998. The increase of approximately 6.6% was comprised of increases of approximately 3.6% in aggregate shipments; of approximately .3% in automotive shipments; of approximately .4% in all other shipments, and of approximately 2.3% in intermodal shipments. Basically, the same rationale, as previously discussed, applies when comparing second quarter with first quarter 1998. Sales of realty properties decreased approximately $.3 million from first quarter to second quarter 1998. Realty rents and other increased
$1.1 million from first quarter to second quarter 1998 primarily attributable to the addition of leasable space from new construction.

Operating Costs - Operating costs in the first six months of 1998 decreased by approximately $15.0 million when compared to the same period in 1997. This decrease of approximately $15.0 million was comprised of increases of $2.4 million in realty operating costs and $3.7 million in transportation costs offset by a decrease in cost of realty sales of approximately $21.1 million.
The decrease in cost of realty sales was primarily attributable to the costs of three separate dispositions of realty properties of approximately $20.7 million in the first six months of 1997. The increase of $2.4 million in realty operating cost was primarily related to the outsourcing of the "asset and property management" function of Gran Central Corporation to St. Joe Company and related entities of approximately $2.3 million. The increase of $3.7 million in transportation costs was attributable to increases in casualty and insurance costs of approximately $1.4 million; approximately $.6 million in equipment repairs, and approximately $1.7 million in costs related to purchased services.

Operating costs for the second quarter 1998 decreased by $13.1 million when compared to the second quarter 1997. This decrease of $13.1 million was comprised of increases of $1.3 million in realty operating costs and $1.7 million in transportation costs offset by decreases of $14.7 million in cost of realty sales and $1.4 million in general and administrative costs. The decrease of $14.7 million in costs of realty sales was primarily attributable to two separate dispositions of properties in the second quarter of 1997.
The decrease in general and administrative costs was primarily attributable to the special charge in 1997 in connection with possible disposition of the Company.

When comparing second quarter 1998 with the first quarter 1998, operating costs increased approximately $.2 million. This increase of $.2 million was primarily comprised of general and administrative costs of approximately $.1 million, and $.1 million in realty operating costs.

Other Income - Other income for the first six months of 1998, when compared to the same period in 1997, increased approximately $.7 million, which was primarily attributable to the increase in investment income.

When comparing second quarter 1998 with second quarter 1997, other income remained approximately the same.

When comparing second quarter 1998 with first quarter 1998, other income remained approximately the same.

Net Income - Net income increased approximately $2.7 million when comparing the first six months of 1998 with 1997. Comparing second quarter 1998 with second quarter 1997, net income increased by approximately $2.8 million. Comparing second quarter with first quarter 1998, net income increased by approximately $3.4 million.

Stock Split - At the Annual Meeting of Shareholders on May 20, 1998, the shareholders approved an increase in the authorized number of shares of the Company's common stock from 9,360,000 shares to 50,000,000 shares, and approved a four-for-one stock split to holders of record on June 1, 1998, payable on June 15, 1998.

                       LIQUIDITY AND CAPITAL RESOURCES

FECI's principal sources of liquidity include cash generated by operations; earnings on invested cash, and earnings on its investment portfolio, consisting largely of U.S. Treasury securities for its short-term investments, and approximately $49.7 million being actively managed in other diversified investment funds.

Current cash generations are used for capital expenditures in the transportation and realty sectors and for payment of dividends. The investment portfolio is informally dedicated to major real estate development.

Cash and cash equivalents increased approximately $15.6 million to $46.7 million at June 30, 1998 from $31.1 million at year-end 1997. The investment portfolios decreased $13.6 million at June 30, 1998 from $72.0 million at year-end 1997. The Company's working capital position changed from a ratio of
2.4 to 1 at year-end 1997 to a ratio of 2.2 to 1 at March 31, 1998, and to a ratio of 2.2 to 1 at June 30, 1998.

There was no significant change in debt, reserves or other liabilities during the six-month period and capital projects at June 30, 1998 amounted to approximately $61.6 million authorized and outstanding from $34.0 million authorized and outstanding at December 31, 1997. Of the $61.6 million of capital projects, development projects represent approximately 90%.

Year 2000 Compliance - The Company has created a program management office to direct the project's effort in achieving year 2000 compliance. A Year 2000 Compliance Steering Committee has been established that is sponsored by the CEO and comprised of senior management as active participants in the project.

The project contains four phases to address the year 2000 issues: an inventory phase to identify all computer-based systems and applications which might not be year 2000 compliant; an assessment phase to determine what revisions or replacements would be needed to achieve compliance, and the priority of each correction in assuring that business strategies and goals are met; a conversion phase to implement the actions necessary to achieve compliance, and to conduct tests necessary to verify that the systems are operational; and an implementation phase to transition the compliant systems into the everyday operations of the Company. Management believes that the four phases are approximately 70%, 50%, 20% and 10%, respectively, complete, and that all critical systems will be compliant with the century change by third quarter 1999.

The Company has budgeted approximately $250,000 to address the year 2000 issues, which includes the estimated costs of modifications and consultant fees addressing the issues. Approximately $53,000 of this amount has been expended through July 1998.

As part of the year 2000 review, the Company is examining vendor and customer relationships to determine, to the extent practical, the degree of such parties' year 2000 compliance, and to develop strategies for working with such parties through the system changes.

Should the Company have problems with outside parties, the area most likely to be affected centers around shipments received from and/or forwarded to connecting rail carriers. Contingency plans are being developed to address this possibility.

                          PART II - OTHER INFORMATION


Item 1.         Legal Proceedings

There are no legal or regulatory proceedings pending or known to be contemplated which, in the opinion of the General Attorney of the Registrant, are other than normal and incidental to the kinds of businesses conducted by the Registrant.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      FLORIDA EAST COAST INDUSTRIES, INC.
                                                  (Registrant)



Date:  August 13, 1998                        /s/ T. Neal Smith
                                      ___________________________________
                                           Vice President & Secretary
                                          (Principal Financial Officer)



Date:  August 13, 1998                        /s/ J.R. Yastrzemski
                                      ___________________________________
                                                  Comptroller