Form 10-Q
period 1998-09-30
FLORIDA EAST COAST INDUSTRIES INC
filed 1998-11-13
CIK 740796

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

       Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                     For the period ended September 30, 1998
                                          ------------------

                         Commission File Number 2-89530
                                                -------

                       FLORIDA EAST COAST INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             FLORIDA                                            59-2349968
-------------------------------                             -------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)

One Malaga Street, St. Augustine, FL                              32085-1048
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code - (904) 829-3421
                                                            --------------

                  1650 Prudential Drive, Jacksonville, FL 32207
                 -----------------------------------------------
                 (Former name, former address, and former fiscal
                       year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  X      No
                           ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                               Outstanding at September 30, 1998
          -----                               ---------------------------------
Common Stock-no par value                            36,286,360 shares

                       FLORIDA EAST COAST INDUSTRIES, INC.
                                      INDEX



                                                                        Page No.
                                                                        --------
PART I   Financial Information:

              Consolidated Condensed Balance Sheets -
                September 30, 1998 and December 31, 1997                    2

              Consolidated Condensed Statements of Income
                and Retained Earnings - Three Months and Nine
                Months Ended September 30, 1998 and 1997                    3

              Consolidated Statements of Cash Flows -
                Nine Months Ended September 30, 1998 and 1997               4

              Notes to Consolidated Condensed Financial
                Statements                                                 5-6

              Management's Discussion and Analysis of
                the Consolidated Financial Condition
                and Results of Operations                                  7-11


PART II  Other Information                                                11-12

                       FLORIDA EAST COAST INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                    Sept. 30       December 31
                                                                   ---------       -----------
                                                                      1998            1997
                                                                  (Unaudited)
                                     ASSETS
Current assets:

  Cash and cash equivalents                                        $  50,466       $  30,845
  Short-term investments                                                 507             258
  Accounts receivable, net                                            29,854          31,045
  Materials and supplies                                              10,719          11,789
  Other                                                                9,815           7,987
                                                                   ---------       ---------
     Total current assets                                            101,361          81,924

Other investments                                                     53,089          72,041

Properties, less accumulated depreciation and amortization           702,064         663,672

Other assets and deferred charges                                      5,968           7,853
                                                                   ---------       ---------
                                                                   $ 862,482       $ 825,490
                                                                   =========       =========



                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

  Accounts payable                                                 $  20,420       $  20,580
  Income taxes                                                         7,503           4,630
  Accrued property taxes                                               9,672           1,008
  Accrued casualty and other reserves                                  4,992           5,143
  Other accrued liabilities                                            2,529           3,005
                                                                   ---------       ---------
     Total current liabilities                                        45,116          34,366

Deferred income taxes                                                132,741         133,884

Reserves and other long-term liabilities                               7,709           8,365

Shareholders' equity:
  Common stock, no par value; 50,000,000 shares authorized;
   37,085,444 shares issued and 36,286,360 shares outstanding         60,802          60,802
  Retained earnings                                                  624,318         594,132
  Accumulated other comprehensive income                               1,151           3,296
   Less:
    Treasury stock at cost (799,084 shares)                           (9,355)         (9,355)
                                                                   ---------       ---------
    Total shareholders' equity                                       676,916         648,875
                                                                   ---------       ---------

                                                                   $ 862,482       $ 825,490
                                                                   =========       =========


                            (See accompanying notes)

                       FLORIDA EAST COAST INDUSTRIES, INC.
        CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
                 (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)

                                                                       THREE MONTHS                       NINE MONTHS
                                                                      ENDED SEPT. 30                    ENDED SEPT. 30
                                                                     1998           1997            1998            1997
                                                                 -------------------------       -------------------------
OPERATING REVENUES:
  Transportation                                                 $  47,081       $  46,333       $ 145,230       $ 136,526
   Realty-Sales                                                      5,050           4,885           5,319          26,703
   Realty-Rents & Other                                             11,601           9,689          32,012          28,123
                                                                 ---------       ---------       ---------       ---------
    Total Operating Revenues                                        63,732          60,907         182,561         191,352

OPERATING COSTS:
  Transportation                                                    31,231          31,326          97,304          93,749
  Realty                                                             7,114           5,823          20,417          16,740
  Realty Sales                                                         521           1,286             592          22,424
  General and Administrative                                         6,263           6,050          19,983          19,749
                                                                 ---------       ---------       ---------       ---------
    Total Operating Costs                                           45,129          44,485         138,296         152,662

Operating Profit                                                    18,603          16,422          44,265          38,690

OTHER INCOME (EXPENSE):
  Dividends                                                            637             178           1,204             383
  Interest income                                                      780           1,538           3,298           3,961
  Interest expense                                                    (105)            (89)           (248)           (331)
  Gains (Loss) on sales and other disposition of properties           (241)            202             235           1,534
  Other (net)                                                          989             968           3,574           2,551
                                                                 ---------       ---------       ---------       ---------
    Total Other Income (Expense)                                     2,060           2,797           8,063           8,098

Income before income taxes                                          20,663          19,219          52,328          46,788

INCOME TAXES:
  Current                                                            8,107           6,927          19,229          17,115
  Deferred                                                            (411)            281             193             434
                                                                 ---------       ---------       ---------       ---------
    Total Income Taxes                                               7,696           7,208          19,422          17,549
                                                                 ---------       ---------       ---------       ---------


Net income                                                       $  12,967       $  12,011       $  32,906       $  29,239
                                                                 ---------       ---------       ---------       ---------

Retained earnings:
  Balance at beginning of period                                   612,259         573,038         594,132         557,621
  Cash dividends                                                      (908)           (905)         (2,720)         (2,716)
                                                                 ---------       ---------       ---------       ---------

  Balance at end of period                                       $ 624,318       $ 584,144       $ 624,318       $ 584,144
                                                                 =========       =========       =========       =========

Per Share data:
  Cash dividends                                                 $   0.025       $   0.025       $   0.075       $   0.075
                                                                 =========       =========       =========       =========

Earnings per common share                                        $    0.36       $    0.33       $    0.91       $    0.81
                                                                 =========       =========       =========       =========

                            (See accompanying notes)

                       FLORIDA EAST COAST INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                             NINE MONTHS ENDED SEPT. 30
                                                                1998            1997
                                                              --------       --------
Cash flows from operating activities:
  Net income                                                  $ 32,906       $ 29,239
  Adjustments to reconcile net income to cash generated:
    Depreciation and amortization                               20,414         18,102
    Gain on disposition of assets                                 (235)        (1,534)
    Realized gains on investments                               (2,991)        (1,960)
    Non-monetary fiber optic transaction                        (2,557)             0
    Deferred taxes                                                 193            434
    Changes in operating assets and liabilities:
          Accounts receivable                                    1,191          4,388
          Other current assets                                    (758)           166
          Other assets and deferred charges                      1,885            577
          Accounts payable                                        (160)         1,485
          Income taxes payable                                   2,873          1,540
          Estimated property taxes                               8,664          4,711
          Other current liabilities                               (627)          (188)
          Reserves and other long-term liabilities                (656)           196
                                                              --------       --------

Net cash generated by operating activities                      60,142         57,156

Cash flows from investing activities:
  Purchases of properties                                      (61,808)       (48,353)
  Purchases of investments:
       Available-for-sale                                      (32,285)       (14,917)
       Held-to-maturity                                              0         (8,044)
  Maturities and redemption of investments:
       Available-for-sale                                       39,542         11,737
       Held-to-maturity                                         11,000          9,960
  Proceeds from disposition of assets                            5,750         10,855
                                                              --------       --------

Net cash used in investing activities                          (37,801)       (38,762)

Cash flows from financing activities:
  Payment of dividends                                          (2,720)        (2,716)
                                                              --------       --------

Net cash used in financing activities                         $ (2,720)      $ (2,716)

Net increase in cash and cash equivalents                       19,621         15,678
Cash and cash equivalents at beginning of period                30,845         23,602
                                                              --------       --------

Cash and cash equivalents at end of period                    $ 50,466       $ 39,280
                                                              ========       ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for income taxes                $ 16,049       $ 15,727
                                                              ========       ========
  Cash paid during the period for interest                    $    248       $    331
                                                              ========       ========


                            (See accompanying notes)

                       FLORIDA EAST COAST INDUSTRIES, INC.


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of September 30, 1998 and December 31, 1997, and the results of operations and cash flows for the three- and nine-month periods ended September 30, 1998 and September 30, 1997.

2. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

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

               It is difficult to quantify future environmental costs because of many issues relating to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position or liquidity of the Company in any one period. Environmental liabilities of $2.0 million at September 30, 1998 will be paid over an extended period, and the timing of such payments cannot be predicted with any confidence.

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

8. The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This Statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income for the nine months ended September 30, 1998 and 1997 was approximately $30.8 and $30.7 million, respectively. Comprehensive income for the three months ending September 30, 1998 and 1997 was approximately $10.8 and $12.2 million, respectively. This amount differs from net income due to changes in the net unrealized holding gains generated from available-for-sale securities.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS


                                    OVERVIEW


Florida East Coast Industries, Inc.'s (FECI) operating revenues for the first nine months of 1998 reflected a decrease of approximately $8.8 million. Operating costs for the same comparative period decreased approximately $14.4 million, resulting in an increase in operating profits of approximately $5.6 million.

Operating revenues for the third quarter 1998, when compared to the third quarter 1997, increased approximately $2.8 million. Operating costs for the third quarter 1998, when compared to the same period 1997, increased by $.6 million, resulting in an increase of $2.2 million in operating profits.

When comparing third quarter 1998 with second quarter 1998, operating revenues increased by approximately $1.7 million, while operating expenses decreased by approximately $1.5 million, resulting in an increase in operating profits of $3.2 million.


                                    ANALYSIS


Revenues - When comparing the first nine months of 1998 with the same period in 1997, transportation revenues increased by approximately $8.7 million or 6.4%. Included in transportation revenues was a non-monetary gain of approximately $2.6 million related to an exchange involving fiber optics that was reported in second quarter 1998. This gain was the result of an exchange of unrestricted rights to 36 dark fiber optic communication fibers for the forgiveness of 1998 rental income payable to the Company on certain right-of-way operating leases, and a final installment covering the sale of conduit owned by the Company. Excluding the total increase in fiber optic income of approximately $3.7 million for the first nine months of 1998, transportation revenues increased approximately $5.0 million. These increases consist of approximately $1.9 million in revenue from rail-related operations, and $3.1 million in revenues from trucking-related operations. The composition of rail-related traffic for the first nine months of 1998 versus 1997 reflects a decrease in the total number of shipments of 846. Within the different classifications of traffic, this decrease was comprised of increases of 8.0% in aggregate, and 22.5% in automotive and automotive-related shipments offset by decreases of 2.9% in intermodal traffic, and 7.6% in all other carload traffic. The increase in aggregate products is related to their use in residential, commercial and highway construction within the state. The increase in the number of automotive shipments is primarily attributable to a new Norfolk Southern automobile facility located on the Railway's right-of-way in Titusville. The decline in other carload shipments has been primarily attributed to coal shipments because of shipper's use of alternative transportation. However, a new contract was negotiated in April 1998 that secures future shipments via rail. Even though the rail segment shows a net decrease in the number of shipments, the rail-related revenues increased approximately $1.9 million. Of the $1.9 million increase, approximately $.3 million was directly related to rail shipments, whereas $1.6 million was related to ancillary services associated with rail moves. Realty sales of properties decreased approximately $21.4 million when comparing nine months of 1998 with same period in 1997. This decrease was substantially comprised of four separate dispositions of properties in the first nine months of 1997 of approximately $23.7 million. Realty rents and other income increased approximately $3.9 million for the first nine months of 1998 versus 1997. This increase is primarily attributed to the addition of leasable space of approximately .5 million square feet, and the normal increases associated with tenant billings.

Comparing third quarter 1998 with third quarter 1997, transportation revenues increased approximately $.7 million or 1.6%. This increase was comprised of decreases in rail-related revenues of approximately $.5 million offset by increases in trucking-related revenues of approximately $1.2 million. Fiber optic income remained approximately the same at $.5 million. The rail-related revenues represent a decrease in total shipments of 5,473. Within the different classifications of shipments, this decrease was comprised of increases of 4.4% shipments in aggregate, and 26.4% in automotive and automotive-related shipments offset by decreases of 8.7% in intermodal traffic, and 2.4% in all other carload traffic. As previously discussed, the increase in aggregate shipments was related to the various types of construction being performed within the state. The increase in the number of automotive shipments was primarily attributed to the new automobile facility at Titusville. The revenues directly related to rail shipments decreased approximately $1.0 million, whereas revenues related to ancillary services associated with the rail moves increased approximately $.5 million. The increase in truck-related revenues primarily reflects increases in long-haul shipments to the transportation segment's railhead for movement to destinations in Florida. During this same period, realty sales increased approximately $.2 million, while realty rents and other income increased approximately $1.9 million. This increase was primarily related to the .1 million square feet of leasable space added to inventory, and the normal increases associated with the tenant billings.

Comparing third quarter 1998 with second quarter 1998, transportation revenues decreased approximately $4.3 million or 8.3%. During second quarter 1998, transportation revenues included the non-monetary gain related to fiber optic income. Excluding this decrease in total fiber optic income of approximately $3.5 million, transportation revenues for the third quarter 1998 decreased approximately $.7 million or 1.6%. This decrease of approximately $1.1 million was comprised of decreases of approximately $1.1 million in rail-related revenues offset by increases in trucking-related revenues of approximately $.4 million. The $.7 million decrease was reflected in a decrease in the total number of shipments of 6,099. Within the different classifications of shipments, these decreases were comprised of 3.7% in aggregates, 4.4% in automotive and automotive-related shipments, 5.3% in intermodal traffic, and 5.8% in all other carload traffic. Basically, the same rationale as previously discussed applies when comparing third quarter with second quarter 1998. Rail-related revenues decreased approximately $1.1 million, while revenues related to ancillary services associated with rail moves remained approximately the same as second quarter 1998 at approximately $1.6 million. Sales of realty properties increased approximately $5.1 million from second quarter to third quarter 1998. Realty rents and other income increased $.9 million from second quarter to third quarter 1998, which is primarily attributable to the addition of leasable space from new construction, and normal increases associated with tenant billings.

Operating Costs - Operating costs in the first nine months of 1998 decreased by approximately $14.4 million when compared to the same period in 1997. This decrease was comprised of increases of $3.7 million in realty operating costs, $.2 million in general and administrative costs, and $3.5 million in transportation costs offset by a decrease in costs of realty sales of approximately $21.8 million. The decrease in cost of realty sales was primarily attributable to the cost of four separate dispositions of realty properties of approximately $21.6 million in the first nine months of 1997. The increase of $3.5 million in transportation costs consisted of $.7 million in rail-related costs, and $2.8 million in trucking-related costs. The $.7 million increase in transportation costs was primarily comprised of increases of approximately $1.3 million in casualty and insurance, and $.8 million in property taxes offset by decreases of approximately $1.5 million in fuel costs, $.7 million in purchased services and $.6 million in repairs. The $2.8 million increase in trucking-related costs primarily reflects the costs of long-haul shipments to the transportation segment's railhead for movement to destinations in Florida. General and administrative costs for the first nine months of 1997 included a special charge of $2.9 million for expenses incurred prior to the May 5, 1997 announcement concerning the possible disposition of the Florida East Coast Railway and Gran Central Corporation. Excluding this $2.9 million charge, general and administrative expenses increased approximately $3.1 million in the first nine months of 1998 when compared to the same period in 1997. This increase of $3.1 million was related to the outsourcing of the asset and property management function of Gran Central Corporation to The St. Joe Company and related entities of approximately $1.4 million, a severance package offered to supervisory employees in an effort to downsize of approximately $.8 million, bonuses awarded to officers for the 1997 performance appraisals of approximately $.3 million, and other operating costs of the Company of approximately $.6 million.

Operating costs for the third quarter 1998 increased by $.6 million when compared to the third quarter 1997. These increases were comprised of $1.3 million in realty operating costs, and $.2 million in general and administrative costs offset by decreases of $.8 million in realty sales, and transportation costs of approximately $.1 million.

When comparing third quarter 1998 with second quarter 1998, operating costs decreased by approximately $1.5 million. These decreases were comprised of $1.8 million in transportation costs, and $.6 million in general and administrative costs offset by increases of $.5 million in realty sales, and $.4 million in realty operating expenses. The decrease in transportation costs of $1.8 million consisted of an increase in trucking-related costs of $.4 million, and a decrease in rail-related costs of $2.2 million. The decreases in rail costs were primarily attributable to $.4 million in fuel costs, $.8 million in fringe benefits, $.5 million in material, and $.3 million in casualty and insurance costs.

Other Income - Other income for the first nine months of 1998, when compared to the same period in 1997, remained approximately the same as 1997 at $8.1 million. When comparing third quarter 1998 with third quarter 1997, other income decreased approximately $.7 million. This decrease was comprised of approximately $.4 million in gain on sale and other disposition of property, and approximately $.8 million in interest income offset by an increase in dividend income of approximately $.5 million.

When comparing third quarter 1998 with second quarter 1998, other income decreased approximately $.9 million. This decrease was primarily attributed to approximately $.4 million in interest income, and approximately $.5 million in gain on sale and other disposition of properties.

Net Income - Net income increased approximately $3.7 million when comparing the first nine months of 1998 with 1997. Comparing third quarter 1998 with third quarter 1997, net income increased by approximately $1.0 million. Comparing third quarter with second quarter 1998, net income increased by approximately $1.3 million.

Stock Split - At the Annual Meeting of Shareholders on May 20, 1998, the shareholders approved an increase in the authorized number of shares of the Company's common stock from 9,360,000 shares to 50,000,000 shares, and approved a four-for-one stock split to holders of record on June 1, 1998, payable on June 15, 1998.



                         LIQUIDITY AND CAPITAL RESOURCES


FECI's principal sources of liquidity include cash generated by operations; earnings on invested cash; and earnings on its investment portfolio, consisting largely of U. S. Treasury securities for its short-term investments, and approximately $49.7 million being actively managed in other diversified investment funds.

Current cash generations are used for capital expenditures in the transportation and realty sectors and for payment of dividends. The investment portfolio is informally dedicated to major real estate development.

Cash and cash equivalents increased approximately $19.6 million to $50.5 million at September 30, 1998 from $30.8 million at year-end 1997. The investment portfolios decreased $18.7 million at September 30, 1998 from $72.3 million at year-end 1997. The Company's working capital position changed from a ratio of
2.4 to 1 at year-end 1997 to a ratio of 2.3 to 1 at September 30, 1998.

There was no significant change in debt, reserves or other liabilities during the nine-month period and capital projects at September 30, 1998 amounted to approximately $77.3 million authorized and outstanding from $34.0 million authorized and outstanding at December 31, 1997. Of the $77.3 million of capital projects, development projects represent approximately 84%.

Year 2000 Compliance - The Company has created a program management office to direct the project's effort in achieving year 2000 compliance. A Year 2000 Compliance Steering Committee has been established that is sponsored by the CEO and comprised of senior management as active participants in the project.

The project contains four phases to address the year 2000 issues: (1) an inventory phase to identify all computer-based systems and applications which might not be year 2000 compliant; (2) an assessment phase to determine what revisions or replacements would be needed to achieve compliance, and the priority of each correction in assuring that business strategies and goals are met; (3) a conversion phase to implement the actions necessary to achieve compliance, and to conduct tests necessary to verify that the systems are operational; and (4) an implementation phase to transition the compliant systems into the everyday operations of the Company. Management believes that the four phases are approximately 70%, 50%, 20% and 10%, respectively, complete, and that all critical systems will be compliant with the century change by third quarter 1999.

The Company has budgeted approximately $250,000 to address the year 2000 remediation issues, which includes the estimated costs of modifications and consultant fees addressing these issues. Of this amount, approximately $63,000 has been expended through September 1998. By third quarter 1999, the major business applications will have been replaced with new compliant versions at a cost of approximately $4.4 million, which is not a part of the remediation budget.

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


Item 5.        Other Information


(a) The Company's Board of Directors has adopted several amendments to the Company's By-Laws. A composite copy of the By-Laws, as in effect on date hereof, is filed as Exhibit 3(ii) to this 10-Q.

(b) On January 1, 1998, Gran Central Corporation entered into a Management Agreement with St. Joe Corporation respecting the management of certain of Gran Central's real estate interests. A copy of the Management Agreement is being filed as Exhibit 10 to this 10-Q.


Item 6.        Exhibits and Reports

(a) Exhibit 3(ii). Composite copy of the Company's By-Laws as amended through August 17, 1998.

(b) Exhibit 10. Management Agreement dated January 1, 1998 between Gran Central Corporation and St. Joe Company.

(c) Exhibit 27.1 Financial Data Schedule, September 30, 1998.

(d) Exhibit 27.2 Financial Data Schedule, restated December 31, 1997.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FLORIDA EAST COAST INDUSTRIES, INC.
                                                        (Registrant)


Date:  11-11-98                                /s/ C. F. Zellers, Jr.
     --------------                        -----------------------------------
                                                  C. F. Zellers, Jr.
                                               Chairman, President and CEO


Date:  11-11-98                                /s/ T. N. Smith
     --------------                        -----------------------------------
                                                        T. N. Smith
                                                Vice President and Secretary