Form 10-K405
period 1998-12-31
FLORIDA EAST COAST INDUSTRIES INC
filed 1999-03-31
CIK 740796

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM _____ TO______

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

       Registrant's telephone number, including area code: (904) 829-3421

          Securities Registered Pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                 -----------------------------------------

Common Stock, No par value          New York Stock Exchange
Collateral Trust 5% Bonds           New York Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   YES [X] NO [ ]

Indicate by check mark if the disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained or, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing sales price of March 15, 1999, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $420 million.

The number of shares of the Registrant's common stock, no par value, is 37,085,444 shares issued and 36,286,360 shares outstanding at March 15, 1999, with 799,084 shares of treasury stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 1999 (the "Proxy Statement") are incorporated in Part III of this Annual Report by reference.

Forward-Looking Statements



         This Form 10-K, including the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts. Such forward-looking information may include, without limitation, statements that the Company does not expect that lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations, Year 2000 compliance or other matters will have a material adverse effect on its consolidated financial condition, result of operations or liquidity and other similar expressions concerning matters that are not historical facts, and projections as to the Company's financial results. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated in the forward-looking statements. Important factors that could cause such differences include, but are not limited, to contractual relationships, industry competition, regulatory developments, natural events such as weather conditions, floods and earthquakes, forest fires, the effects of adverse general economic conditions, changes in the real estate markets and interest rates, fuel prices and the ultimate outcome of environmental investigations or proceedings and other types of claims and litigation.

         As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock price.

         Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date hereof. The Company undertakes no obligation to publicly release revisions to these forward-looking statements that reflect events or circumstances after the date hereof or reflect the occurrence of unanticipated events.

                                     PART I

As used throughout this Form 10-K Annual Report, the terms "FECI," the "Company" and "Registrant" mean Florida East Coast Industries, Inc. and its consolidated subsidiaries.

ITEM 1.  BUSINESS

GENERAL

FECI is a holding company incorporated under the laws of the State of Florida in 1983, engaged, through three wholly-owned subsidiaries, in transportation services (rail and trucking operations) and real estate ownership, development and management. Its rail operations connect many of the major population centers and port facilities of Florida and provide efficient service for its customers through multiple competitive connections to the rest of North America. The railroad handles construction aggregate (crushed stone and sand), automobiles, intermodal freight and other rail carload commodities. The Company has extensive and valuable real estate holdings in Florida, totaling approximately 19,000 acres, including 6.2 million square feet of commercial and industrial space in 62 buildings owned by the Company, 800,000 square feet under construction, and 500,000 square feet in predevelopment stages, and unimproved land, including certain land with relevant development permits authorizing the construction of 14 million square feet of additional industrial and commercial space.

TRANSPORTATION

INDUSTRY OVERVIEW

Railroads are divided into three classes based on operating revenues: Class I, $255 million or more; Class II, $20.4 million to $255 million; and Class III, less than $20.4 million. As a result of mergers and consolidations, there are currently nine Class I railroads in the country and that number is expected to be seven by the end of 1999. These large systems handle approximately 91% of the nation's rail freight business. The number of Class II and Class III railroads has risen in the last two decades as the rail freight industry experienced a revitalization after the 1980 passage of the Staggers Rail Act, which substantially deregulated the pricing and types of services provided by railroads. As a result, railroads were able to achieve significant productivity gains and operating cost decreases while gaining pricing flexibility. Rail freight service became more competitive with other transportation modes with respect to both quality and price. The volume of freight moved by rail has risen dramatically since 1980 and profitability has improved significantly.

Generally, freight railroads handle two types of traffic: conventional carloads and intermodal containers used in the shipment of goods via more than one mode of transportation, e.g., by ship, rail and truck. By using a hub-and-spoke approach to shipping, multiple containers can be moved by rail to and from an intermodal terminal and then either delivered to their final destinations by trucks or transferred to ships for export. Over the past decade, commodity shippers have increasingly turned to intermodal transportation principally as an alternative to long-haul trucking. The development of new intermodal technology, which allows containers to be moved by rail double stacked (i.e., stacked one on top of the other) in specially designed rail cars, together with increasing highway traffic congestion and the shortage of long-haul truck drivers have contributed to this trend.

         RAIL

FECI's subsidiary, Florida East Coast Railway Company ("FECR"), operates a Class II railroad along 351 miles of main line track between Jacksonville and Miami, Florida serving the most densely populated areas of the state. FECR also owns and operates approximately 184 miles of switching track and 159 miles of yard track, all wholly within Florida. FECR has the only coastal right-of-way between Jacksonville and Miami and is the exclusive rail-service provider to the Port of Palm Beach, Port Everglades and the Port of Miami.

In 1998, FECR principally transported trailers and containers on flatcars, rail carloads of crushed stone and other construction materials, motor vehicles, foodstuffs and other consumer products, chemicals and metals.

The following table summarizes the Company's freight shipments by commodity group and as a percentage of rail operating revenues:


                                    TRAFFIC

                                         YEAR ENDED DECEMBER 31, 1998
                                                  (in thousands)

Commodity                              Units (000's)   Percentage  Amt. of Rev.     Percentage
---------                              ------------    ----------  ------------     ----------
Intermodal
----------
    TOFC/COFC                                 326.6          67.0%      $69,710           44.7%
Rail Carloads
-------------
    Crushed stone                             103.2          21.2%       41,686           26.7%
    Construction Materials                      5.7           1.2%        3,406            2.2%
    Vehicles                                   22.5           4.6%       17,964           11.5%
    Foodstuffs                                  8.9           1.8%        6,566            4.2%
    Chemicals                                   2.7           0.5%        3,003            1.9%
    Paper                                       7.7           1.6%        7,105            4.5%
    Other                                      10.2           2.1%        6,921            4.4%
                                              -----         -----      --------          -----
         Total                                487.5         100.0%     $156,361          100.0%
                                              =====         =====      ========          =====

At Jacksonville, FECR connects with Norfolk Southern Corporation ("NS") and with CSX Transportation, Inc. ("CSXT") and is able to offer its customers competitive rail connections to the rest of North America. In 1998, approximately 47% of FECR's freight revenues was attributable to traffic that originated on other railroads, approximately 5% was attributable to traffic that originated on FECR but was bound for other destinations and 48% was attributable to traffic that both originated and terminated on FECR's system ("local traffic"). FECR does not receive traffic from one railroad to be passed over its track to another railroad. Because all of FECR's traffic either originates in or is bound for Florida, FECR's revenues can fluctuate seasonally and with economic conditions in Florida, rising as the economy of Florida expands and declining as it contracts.

Rail freight rates can be in various forms. Generally, customers are given a "through" rate, a single figure encompassing the rail transportation of a commodity from point of origin to point of destination, regardless of the number of carriers which handle the car. Rates are developed by the carriers based on the commodity, volume, distance and competitive market considerations. The entire freight bill is paid either to the originating carrier ("prepaid") or to the destination carrier ("collect") and divided between all carriers which handle the move. The basis for the division varies and can be based on factors (or revenue requirements) independently established by each carrier which comprise the through rate, or on a percentage basis established by division agreements among the carriers. A carrier such as FECR, which actually places the car at the customer's location and attends to the customer's daily switching requirements, receives revenue greater than an amount based simply on mileage hauled.

FECR serves over 787 direct rail-served customers, as well as hundreds of other customers through the Company's intermodal operations. The Company's five largest customers accounted for approximately 40% of operating revenues in 1998. In 1998, one customer accounted for approximately 15% of the Company's rail operating revenues.

FECR handles rail cars for South Central Florida Express, Inc. ("South Central") between Fort Pierce and Jacksonville for interchange with CSXT or NS. South Central is a short-line railroad with a twenty-year Trackage Rights Agreement over a branch line extending from Fort Pierce to Lake Harbor owned by FECR. A concurrent Car Haulage Agreement is in effect between Fort Pierce and Jacksonville.

As fee simple owner of its railroad right-of-way extending along the east coast from Jacksonville to Miami, FECR actively manages this and ancillary real estate assets owned by it to generate miscellaneous rents and telecommunications profits. FECR leases the use of its right-of-way to various tenants, including agreements for the occupancy of the right-of-way by various utility company installations and several telecommunications companies' fiber optics systems, pursuant to long-term leases. The Company intends to aggressively pursue further opportunities in the telecommunications industry. In addition, FECR generates revenues from the grant of licenses and leases to use railroad property for outdoor advertising, and perpendicular crossings of wires and pipes by utility companies. These miscellaneous rents and telecommunications profits are included in rail operating revenues.

         TRUCKING

FECI also owns 100% of the stock of International Transit, Inc. ("ITI"). FECI acquired an 80% interest in ITI on April 1, 1995, and the remaining 20% on June 25, 1997. ITI is a common and contract motor truck carrier operating throughout the U.S., with a concentration in the Southeast and Midwest. ITI offers truckload over-the-road service, as well as intermodal drayage. ITI also offers transportation logistic services and maintains a brokerage operation. ITI generates revenues from trucking, brokerage and contract logistic services. Ownership of ITI enables the Company to provide coordinated motor/rail intermodal services with FECR to and from southeastern points.

In 1998, ITI interlined 13,456 intermodal units (trailers and containers) with FECR's intermodal facility at Jacksonville.

         REALTY

FECI owns 100% of the stock of Gran Central Corporation ("GCC"). GCC is engaged in the development, leasing, management and sales of real estate.

GCC owns, operates and leases commercial and industrial properties throughout Florida. At December 31, 1998, GCC owned and operated 62 buildings, with approximately 6.2 million square feet of rentable commercial/industrial space on 464 acres of land. A schedule of these buildings is included in Part 1, Item 2 of this Annual Report. This represents a 10% increase in square footage since December 31, 1997. At December 31, 1998, GCC's buildings in service for more than one year were 91% leased, while 87% of its portfolio as a whole, including newly constructed buildings was leased. GCC's buildings are primarily "Class A" office space and high-quality commercial/industrial facilities constructed after 1987. At December 31, 1998, GCC had almost 800,000 square feet under construction, a 300% increase from December 31, 1997, and 500,000 square feet in predevelopment, for a total of 1,283,000 square feet, located primarily in the Jacksonville, Orlando and Miami areas at its facilities known as Gran Parks. At the predevelopment phase, GCC has obtained necessary permits and invested in engineering and architectural planning and design. The Gran Parks' facilities occupy approximately 2,500 acres. GCC also owns approximately 15,000 acres of undeveloped land in inventory for potential future commercial and industrial development, primarily situated adjacent to FECR's rights-of-way in markets that the Company believes will provide significant growth opportunities. These properties do not yet have necessary development permits and authorizations. The primary focus of GCC's development activities has been the Miami, Jacksonville and Orlando areas, all of which are highly active with local, regional and national development companies competing for land and tenants. The projects under development include:

         - Gran Park at Southpark - Orlando, Florida: Development plans for this Gran Central multi-use corporate campus include eight buildings totaling approximately 850,000 square feet. Phase one, which includes a four-story, Class-A office building and one office, showroom and warehouse building, is currently open. Both buildings are experiencing strong leasing activity, including a lease signed in the fourth quarter of 1998 with Lockheed Martin for over 38,000 square feet of space. Phase two, also under construction, includes an additional 150,000-square foot office building. Completion is scheduled for April 1999.

         - Gran Park at Deerwood Park North - Jacksonville, FL: Gran Central's Deerwood Park North project includes plans to develop four Class-A office buildings for a total of 513,000 square feet. Building one, currently under construction, is a five-story, 139,000-square foot office building, with completion scheduled for July 1999.

         - Bombardier Capital, Inc. Gran Park at Jacksonville - Jacksonville, Florida: Gran Central is developing a new one million-square foot business park for Bombardier Capital. This project, which was launched in the third quarter of 1998, is a component of Gran Central's Gran Park at Jacksonville. Bombardier is taking all of the first 125,000-square foot building along with options for up to 500,000 additional square feet. Construction is approximately 50 percent complete on the first building, with completion expected in June 1999.

         - Gran Park at Jacksonville - Jacksonville, Florida: Atlantic Mortgage (AMIC) occupied a new 134,085-square foot Gran Central office, showroom and warehouse building in the fourth quarter of 1998.

         - Beacon Pointe at Weston - Weston, Florida: Gran Central is in a venture with Weeks Corporation ("Weeks") (NYSE: WKS) on Gran Central property at Weston, FL. Development plans over five years include four office buildings totaling 375,000 square feet and a hotel site. Beacon Pointe is located in the Weston Park of Commerce in west Broward County. Currently under construction is the first 100,000-square foot Class-A office building. Completion is scheduled for summer 1999.

         - Gran Park at Beacon Station - Miami, Florida: Development is underway at Beacon Station for three Gran Central industrial buildings totaling 540,000 square feet. The first of the three buildings should be completed in the spring of 1999, and site preparation is currently underway for the second and third buildings. Beacon Station is located near Miami International Airport and entitled for 6.5 million square feet of office and industrial space.

A summary of the Company's development activity as of December 31, 1998, as explained above follows:

                                                                            Net Rentable
      Status                    Owner          Property Description          Square Feet      Start Date
      ------                    -----          --------------------         ------------      ----------

Under construction            GCC            Gran Park at Jacksonville           222,000      July 1998
Under construction            GCC            Gran Park at Deerwood               139,000      Oct. 1998
Under construction            GCC            Gran Park at Southpark              150,000      Aug. 1998
Predevelopment                GCC            Gran Park at Southpark              132,000      TBD
Under construction            GCC            Beacon Station                      180,000      Sept. 1998
Predevelopment                GCC            Beacon Station                      360,000      TBD
Under construction            GCC/Weeks      Beacon Pointe at Weston             100,000      June 1998
                                                                               ---------
                                            Total                              1,283,000


Because GCC was formed to conduct the real estate activities of FECI, its undeveloped properties are generally located near transportation corridors along the eastern coast of Florida. GCC's developable holdings include sizable parcels adjacent to FECR's tracks, which may be developed into office and industrial parks, offering both rail and non-rail served parcels. Certain of GCC's other holdings are in urban or suburban locations offering opportunities for development of office, building structures or business parks containing both office building sites and sites for flexible space structures such as office/showroom/warehouse buildings.

Effective as of January 1, 1998, GCC entered into an Asset Management Agreement with The St. Joe Company ("St. Joe") (NYSE: JOE), pursuant to which St. Joe assumed the management, including permitting, development planning, construction oversight, operation and leasing, of GCC's real estate. St. Joe's compensation for these services is in accordance with the agreement. See Part II, Item 8, "Financial Statements and Supplemental Data" and notes thereto. St. Joe owns directly 54% of the common stock of FECI and is a diversified company engaged, among other things, in the real estate business. St. Joe is the single largest private landowner in Florida, owning more than 1.1 million acres or approximately 3% of the land area of the state (an area slightly smaller than the land area of the State of Delaware). Although the vast majority of St. Joe's properties consist of timberlands, it owns a large portfolio of income producing properties and sizable tracts suitable for commercial, industrial and residential, as well as resort and entertainment, development. On February 25, 1998, St. Joe completed a transaction with the Codina Group, Inc. ("Codina") and Weeks by which St. Joe and Weeks, among other things, each purchased a one-third interest in Codina, a commercial/industrial developer, active principally in southern Florida.

GCC entered into the Asset Management Agreement to capitalize on the strength and real estate development expertise of St. Joe and its development partners. In addition to the relationship with Weeks described in the table above, GCC has also entered into an agreement with Codina pursuant to which Codina provides certain property management services.

FECR generates realty revenues from leases and sales on FECR-owned but non-operating property, such as leases of land for parking lots and non-rail served warehouses.

FINANCIAL INFORMATION ABOUT INDUSTRY'S SEGMENTS

The Company had total operating revenues in 1998 of $248 million and operating profit of $57.8 million. The Company's total railroad operating revenues were approximately $165 million, trucking revenues were approximately $30 million, and real estate revenues were approximately $53 million. Operating profit for the railroad was $44.5 million, $48,000 for trucking and $16 million for the real estate business. See footnote 9, "Segment Information" of the Consolidated Financial Statements and supplementary data set forth in Item 8 in this Annual Report on Form 10-K.

SOURCES AND AVAILABILITY OF RAW MATERIALS

All of the raw materials the Company uses are available in adequate supply from multiple sources.

SEASONALITY

FECI's rail traffic is relatively stable throughout the year with heaviest traffic ordinarily occurring during the first and last quarters of the year. Its real estate business and trucking operations are not generally seasonal.

WORKING CAPITAL

The Company has a strong working capital position. At December 31, 1998, current assets exceeded current liabilities by $65 million.

CUSTOMERS

TRANSPORTATION

         RAIL

One customer generated about 15% of the Company's rail revenues in 1998. The Company's business could be adversely affected if its large customers suffer significant reductions in their businesses or reduce shipments of commodities transported by the Company.

         TRUCKING

The trucking operation is not dependent on any significant customer. No customer generates revenue which exceeds 10% of the trucking operations' revenues. About 20% of the trucking operation's customer base accounts for about 80% of its revenues.

         REAL ESTATE

In the real estate segment, the Company is not dependent on any significant customer. GCC's largest commercial tenant occupied approximately 3% of leased space in 1998.

COMPETITION

TRANSPORTATION

         RAIL

Although the Company's railroad is typically the only rail carrier directly serving its customers, the Company's railroad competes directly with other railroads that could potentially deliver freight to their markets and customers via different routes and use of multiple modes of transportation. The railroad's primary rail competition is CSXT. FECR also competes directly with other modes of transportation, including motor carriers and, to a lesser extent, ships and barges. Competition is based primarily upon the rate charged and the transit time required, as well as the quality and reliability of the service provided. Any improvement in the cost or quality of these alternate modes of transportation could increase competition from these other modes of transportation and adversely affect the Company's business.

There is continuing strong competition among rail, water and highway carriers. Price is usually only one factor of importance as shippers and receivers choose a transport mode and specific transportation company to do business with. Inventory carrying costs, service reliability, ease of handling and the desire to avoid loss and damage during transit are increasingly important considerations, especially for higher valued finished goods, machinery and consumer products. Even for raw materials, semi-finished goods and work-in-process, users are increasingly sensitive to transport arrangements which minimize problems at successive production stages.

         TRUCKING

Substantially the same competitive factors affect the Company's trucking operations as well.

         REAL ESTATE

The real estate industry is generally characterized by significant competition. The Company plans to continue to expand through a combination of office and industrial developments in Florida where the acquisition and/or development of property would, in the opinion of management, result in a favorable risk-adjusted return on investment. There are a number of office and industrial developers and real estate companies that compete with the Company in seeking properties for acquisition, resources for development, and prospective tenants. Competition from other real estate developments may adversely affect the Company's ability to attract and retain tenants, rental rates and expenses of operation (particularly in light of the higher vacancy rates of many competing properties, which may result in lower-priced space being available in such properties). The Company may compete with other entities that have greater financial and other resources than the Company. There can be no assurance that the existence of such competition could not have a material adverse effect on the Company's business, operations and cash flow.

REGULATION

TRANSPORTATION

         RAIL

FECR is subject to regulation by the Surface Transportation Board ("STB") of the U.S. Department of Transportation which succeeded the ICC on January 1, 1996 and, in some areas, the State of Florida. The STB has jurisdiction over some rates, routes, conditions of service, and the extension or abandonment of rail lines. The STB also has jurisdiction over the consolidation, merger or acquisition of control of and by rail common carriers. The U.S. Department of Transportation through the Federal Railroad Administration regulates railroad operations, including certain track and mechanical equipment standards and certain human factor issues.

The relaxation of economic regulation of railroads, begun over a decade ago by the ICC under the Staggers Rail Act of 1980 ("Staggers Act"), has continued under the STB and additional rail business could be exempted from regulation in the future. Significant exemptions are TOFC/COFC (i.e., "piggyback") business, rail boxcar traffic, lumber, manufactured steel, automobiles and certain bulk commodities such as sand, gravel, pulpwood and wood chips for paper manufacturing. Transportation contracts on regulated shipments, which no longer require regulatory approval, effectively remove those shipments from regulation as well. Over 90% of FECR's freight revenues come from either exempt traffic or traffic moving under transportation contracts.

Efforts are being made in 1999 to re-subject the rail industry to federal economic regulation. The Staggers Act encouraged and enabled rail carriers to innovate and to compete for business, thereby contributing to the economic health of the nation and to the revitalization of the industry. Accordingly, the nation's rail carriers can be expected to vigorously oppose these efforts to re-impose or to authorize re-imposing such economic regulation.

         TRUCKING

The Company's trucking operation is regulated by the United States Department of Transportation, including the Federal Highway Administration. This regulatory authority exercises broad powers, generally governing activities such as authorizations to engage in motor carrier operations, safety, and certain mergers, consolidations and acquisitions.

         RAIL AND TRUCKING

The Company's transportation operations, both rail and trucking, are also subject to extensive environmental laws and regulations, including the federal Clean Air Act, CERCLA, and various other environmental laws and regulations. Violations of various statutory and regulatory programs can result in civil penalties, remediation expenses, natural resource damage claims, potential injunctions, cease and desist orders and criminal penalties. Some environmental statutes impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, the Company's present and historic ownership and operation of real property, including railyards, in connection with its transportation operations involve the storage, use or disposal of hazardous substances that may have contaminated and may in the future contaminate the environment. The Company may also be liable for the costs of cleaning up a site at which it has disposed (intentionally or unintentionally of hazardous substances by virtue of, for example, an accident, derailment or leak) or to which it has transported hazardous substances it generated, such as waste oil. The Company is currently involved in various remediations of properties relating to its transportation operations. In addition, FECR, along with many other companies, has been named a potentially responsible party in proceedings under Federal statutes for the clean up of designated Superfund sites at Hialeah, Florida; Jacksonville, Florida, and Portsmouth, Virginia. See Item 3, "Legal Proceedings." Based on presently available information, the Company does not believe that the costs of addressing any known environmental issues relating to its transportation operations will be material. However, the future cost of complying with environmental laws and containing or remediating contamination cannot be predicted with any certainty, and there can be no assurances that such liabilities or costs would not have a material adverse effect on the Company in the future.

         REAL ESTATE

Development of real property in Florida entails an extensive approval process involving overlapping regulatory jurisdictions. Real estate projects must generally comply with the provisions of the Local Government Comprehensive Planning and Land Development Regulation Act (the "Growth Management Act"). In addition, development projects that exceed certain specified regulatory thresholds require approval of a comprehensive Development of Regional Impact ("DRI") application. Compliance with the Growth Management Act and the DRI process is usually lengthy and costly and can be expected to materially affect the Company's real estate development activities.

The Growth Management Act requires counties and cities to adopt comprehensive plans guiding and controlling future real property development in their respective jurisdictions. After a local government adopts its comprehensive plan, all development orders and development permits that it issues must be consistent with the plan. Each such plan must address such topics as future land use, capital improvements, traffic circulation, sanitation, sewerage, potable water, drainage and solid wastes. The local governments' comprehensive plans must also establish "levels of service" with respect to certain specified public facilities and services to residents. Local governments are prohibited from issuing development orders or permits if facilities and services are not operating at established levels of service, or if the projects for which permits are requested will reduce the level of service for public facilities below the level of service established in the local government's comprehensive plan. If the proposed development would reduce the established level of services below the level set by the plan, the development order will require that, at the outset of the project, the developer either sufficiently improve the services to meet the required level or provide financial assurances that the additional services will be provided as the project progresses.

The Growth Management Act is in some instances significantly affecting the ability of developers to obtain local government approval in Florida. In many areas, infrastructure funding has not kept pace with growth. As a result, substandard facilities and services are delaying or preventing the issuance of permits. The Growth Management Act could adversely affect the ability of Florida developers, including GCC, to develop real estate projects.

The DRI review process includes an evaluation of the project's impact on the environment, infrastructure and government services, and requires the involvement of numerous federal, state and local governmental, zoning and community development agencies and authorities. Local government approval of any DRI is subject to appeal to the Governor and Cabinet by the Florida Department of Community Affairs, and adverse decisions by the Governor or Cabinet are subject to judicial appeal. The DRI approval process is usually lengthy and costly, and there are no assurances as to what specific factors will be considered in the approval process, or what conditions, standards or requirements may be imposed on a developer with respect to a particular project. The

DRI approval process is expected to have a material impact on the Company's real estate development activities in the future.

In addition, a substantial portion of the developable property in Florida, including certain of the Company's property, is raw land located in areas where its development may affect the natural habitats of various endangered or protected wildlife species or in sensitive environmental areas such as wetlands and coastal areas, which are subject to extensive and evolving federal, state and local regulation. Accordingly, federal, state and local wildlife protection, zoning and land use restrictions, as well as community development requirements, may become increasingly restrictive and, as a result, significant limitations may be imposed on the Company's ability to develop its real estate holdings in accordance with their most profitable uses.

The Company's ownership and development of real estate are subject to extensive and changing federal, state and local environmental laws, the provisions and enforcement of which may become more stringent in the future. Pursuant to those laws, the owner or operator of real estate may be required to perform remediation regardless of whether it caused the contamination. The sale or development of properties may also be restricted due to environmental concerns, the protection of endangered species, or the protection of wetlands. In addition, violations of various statutory and regulatory programs can result in civil penalties, remediation expenses, natural resource damages, potential injunctions, cease and desist orders and criminal penalties. The Company is not presently aware of any material contaminations at or any material adverse environmental development issues relating to its real estate operations. However, there can be no assurance that environmental issues will not arise in the future relating to the real estate operations.

         RISK RELATING TO REAL ESTATE OPERATIONS

Market Risks. There can be no assurance that the U.S. Economy, in general, or the economy of the Southeast in particular will continue to experience positive growth rates or that the United States, in general, or the Southeast in particular, will not be affected by a recession in the future. Certain significant expenditures associated with the development, management and servicing of real estate (such as real estate taxes, maintenance costs, and debt payments, if any) would generally not be reduced if an economic downturn caused a reduction in revenues from the Company's properties.

Development Risks. The Company's real estate development activities require significant capital expenditures. The Company will be required to obtain funds for its capital expenditures and operating activities through cash flow from operations, property sales or financings. There can be no assurances that funds available from cash flow, property sales and financings will be sufficient to fund the Company's required or desired capital expenditures for development. If the Company were unable to obtain sufficient funds, it might have to defer or otherwise limit certain development activities. Further, any new development or any rehabilitation of older projects can require compliance with new building codes and other regulations. The company cannot estimate the cost of complying with such codes and regulations, and such costs can make a new project or some otherwise desirable uses of an existing project uneconomic.

Joint Venture Risks. The Company has entered into certain joint venture relationships and may initiate future joint venture projects as part of its overall development strategy. A joint venture may involve special risks associated with the possibility that (i) the venture partner at any time may have economic or business interests or goals that are inconsistent with those of the Company, (ii) the venture partner may take actions contrary to the instructions or requests of the Company or contrary to the Company's policies or objectives with respect to its real estate investments or (iii) the venture partner could experience financial difficulties. Actions by the Company's venture partners may have the result of subjecting property owned by the joint venture to liabilities in excess of those contemplated by the terms of the joint venture agreement or have other adverse consequences. In addition, the Company's joint venture partners may dedicate times and resources to existing commitments and responsibilities.

EMPLOYEES

As of December 31, 1998, FECI employed 9 people, while FECR employed 877 and ITI employed 159 employees. Approximately 661 of FECR's employees are represented by the following labor unions: United Transportation Union (train and engine service employees), Brotherhood of Maintenance of Way Employees (track maintenance and structures) and International Brotherhood of Electrical Workers (seven crafts, including agents and clerical, carmen, maintenance of equipment foremen, roadway shop, signals and communications, train dispatchers, boilermakers, electricians, machinists, sheetmetal workers and shop laborers). The Company is currently engaged in negotiations regarding proposed changes to labor agreements with each of its unions. The Company considers its working relationship with its unions to be satisfactory. The Company's real estate subsidiary does not have employees other than its officers and directors due to the Asset Management Agreement between St. Joe and GCC, discussed above.

ITEM 2.  PROPERTIES

The material physical properties of the Company at December 31, 1998, are listed below and are grouped by industry segment. All properties shown are owned in fee simple except where otherwise indicated.

TRANSPORTATION

         RAIL

FECR owns three connected four-story buildings in St. Augustine, Florida which are used by FECI and FECR as corporate headquarters. FECR also owns, in fee simple, a railroad right-of-way, generally 100 feet wide, along the east coast of Florida extending for 351 miles used for its railroad operations and telecommunications facilities. FECR also owns a 91 mile branch line. In addition, it owns various switching and classification yards, trailer/container loading and unloading facilities, an automobile marshaling yard and a number of maintenance facilities.

The track structure and bridges, the shop, office and other buildings and the improved surfaces for trailer/container and automobile handling operations are in excellent condition. The route consists of 442 miles of road, divided as 351 miles of mainline and 91 miles of branch line. On March 2, 1998, FECR entered into a Trackage Agreement providing for, among other things, the exclusive operation and maintenance of 56 miles of the 91 miles of the branch line by the South Central Florida Express, Inc.

The mainline and its passing and crossover tracks are, in general, 132-pound per yard continuous welded rail supported by concrete crossties. This infrastructure meets the needs of today's heavy traffic loads, including double stack container trains, tri-level auto carriers and heavy axle rail cars.

The railroad's branch mainline, and its mainline way switching and yard tracks are, for the most part, of 115-pound per yard rail on wood crossties. This construction is in good condition.

The branch line switching and yard tracks are of lesser weight rail on wood crossties. These tracks and certain of the mainline yard tracks, though in good condition, are of a weight deemed less than necessary for their current usage, and programs for their improvement with heavier materials are in progress. These programs may be expected to extend several years in the future.

FECR owns 82 diesel electric locomotives, approximately 2,628 freight cars, 1,438 trailers for highway revenue service, numerous pieces of rail-mounted and non-rail-mounted work equipment, and numerous automobiles used in maintenance and transportation operations. All equipment owned is in good physical condition.

         TRUCKING

ITI leases in Cincinnati, OH about 3,500 square feet of office space where its corporate headquarters and terminal dispatching operations are located and a three acre terminal parking facility.

ITI leases a 6 bay shop and 717 sq. ft. of office space in Jacksonville, Florida from FECR and leases approximately 9,000 square feet of office space in Jacksonville from the prior owner of ITI. ITI leases 600 sq. ft. of office space, a 2,600-sq. ft. repair shop and 11 acres of parking space in Warner Robbins, GA and leases about 1,000 square feet of office space in Albany, GA and 2,500 square feet in Atlanta, GA for terminal dispatching operations.

ITI has available approximately 232 tractors, consisting of 84 owned tractors, 4 terminal hostlers, 1 rental tractor and 148 owner-operated tractors. ITI has a total of 302 trailers in its fleet, consisting of 9-45', 23-48' and 256-53' dry vans, 4 flatbed trailers and 10 rental trailers.

REAL ESTATE

At December 31, 1998, GCC's commercial and industrial portfolio included twelve projects with 62 buildings aggregating 6.2 million rentable square feet. GCC's income-producing properties are detailed below:

                                                GCC INCOME-PRODUCING PROJECTS
                                                   (AT DECEMBER 31, 1998)

                                                                                                   Leased
                               No. of                                           Rentable           Square        %      Year
Location                       Bldgs.          Type                            Square Feet         Feet       Occupied  Built
--------                       ------          ----                            -----------         -------    --------  -----

DuPont Center
Jacksonville, FL                 2     Office Buildings                            160,000         142,000         89%  1987-88

Gran Park at
Interstate South                 1     Service Center                               35,000          29,000         83%  1988
Jacksonville, FL                 5     Office/Showroom/Warehouse                   225,000         184,000         82%  1987-89

Gran Park at the                 3     Office/Showroom/Warehouses                  172,000          96,000         56%  1992-97
Avenues                          3     Office/Buildings                            242,000         207,000         86%  1992-95
Jacksonville, FL                 2     Office/Warehouses                           302,000         283,000         94%  1994-96

Gran Park at                     3     Office/Showroom                             344,000         325,000         94%  1997-98
Jacksonville                     1     Front Load Warehouse                         99,000          46,000         46%  1997
Jacksonville, FL                 1     Rail Building                               108,000          57,000         53%  1997

Gran Park at Deerwood
Jacksonville, FL                 4     Office/Buildings                            519,000         463,000         89%  1996-98

Gran Park at
Southpark                        1     Office/Building                             147,000         110,000         75%  1998
Orlando, FL                      1     Office/Showroom/Warehouse                   132,000          28,000         21%  1998

Gran Park at                     1     Office/Showroom/Warehouse                    62,000          36,000         58%  1987
Lewis Terminals                  2     Rail Warehouses                             176,000         148,000         84%  1992-94
Riviera Beach, FL                2     Cross Dock Warehouses                        74,000          74,000        100%  1987-91

Gran Park-McCahill               2     Rail Warehouses                             468,000         353,000         75%  1992-94
Miami, FL                        1     Front Load Warehouse                         91,000          91,000        100%  1996
                                 2     Office/Warehouses                           319,000         319,000        100%  1997

Gran Park at-Miami               5     Office/Showroom/Warehouses                  369,000         338,000         92%  1988-94
Miami, FL                        5     Office/Warehouses                           485,000         427,000         88%  1990-97
                                 4     Rail Warehouses                             398,000         398,000        100%  1989-94
                                 7     Front Load Warehouses                       790,000         790,000        100%  1991-95
                                 1     Double Front Load Warehouse                 239,000         239,000        100%  1993
                                 1     Office Service Center                        39,000          39,000        100%  1994

Gran Park at Beacon Station
Miami, FL                        1     Office Warehouse                            103,000         103,000        100%  1997

Pompano Beach, FL                1     Rail Warehouse                               54,000          54,000        100%  1987
                                 -
                                                                               --------------------------------------
           Totals               62                                               6,152,000       5,379,000         87%

The Company periodically reviews its inventory of income-producing commercial and industrial properties and undeveloped properties to determine how best to maximize shareholder value. In certain circumstances, the review has, in the past, resulted in the sale of certain properties and may, in the future, result in the sale of certain of the properties listed on Pages 10 and 11, as well as other properties which may be developed in the future. The Company continues to invest in the development of additional leasable commercial and industrial space and currently has 800,000 square feet under construction, and 500,000 square feet in the predevelopment stage. See Part I, Item 1, "Business" in this Annual Report on Form 10-K.

The Company's holdings also include lands adjacent to FECR's tracks, which may be suitable for development into office and industrial parks offering both rail and non-rail-served parcels. Certain other holdings are in urban or suburban locations offering opportunities for development of office building structures or business parks offering both office building sites and sites for flexible space structure such as office/showroom/warehouse buildings. The Company intends to develop infrastructure and construct buildings for lease on certain of the properties.

The Company owned and managed approximately 18,833 acres of land at year-end 1998, which included approximately 464 acres on which the buildings set forth immediately above are located, 2006 acres developed with infrastructure ready to receive buildings, including the projects under development described in item 1,
Part 1 of this report, 15,179 acres of undeveloped properties, and 1,184 acres owned by FECR. These properties are held for lease, development and/or sale, and have a situs in fifteen counties of the state of Florida as follows:


                    Duval                               1,520 acres

                    St. Johns                           3,386 acres

                    Putnam                                 87 acres

                    Flagler                             3,464 acres

                    Volusia                             3,584 acres

                    Brevard                             2,546 acres

                    Orange                                 85 acres

                    Indian River                            5 acres

                    St. Lucie                             610 acres

                    Martin                                656 acres

                    Palm Beach                            197 acres

                    Broward                                61 acres

                    Dade                                1,715 acres

                    Manatee                               897 acres

                    Okeechobee                             20 acres
                                                       ------------
                                    Total              18,833 acres
                                                       ============

ITEM 3.  LEGAL PROCEEDINGS

FECR has been named as a potentially responsible party ("PRP") by the United States Environmental Protection Agency ("USEPA") for the remediation of three designated Superfund sites. On the first site, the USEPA has alleged that FECR caused certain materials, including waste oil, to be disposed at the site over a period of years. The USEPA has offered all named PRPs an opportunity to participate in its new pilot allocation program. This program is similar to binding arbitration. Since FECR is participating in this program, its share of the liability for the remediation will be fixed. FECR believes that its liability for the remediation of the site will not be material.

On the second site, FECR was contacted by the USEPA during 1996, seeking reimbursement of costs associated with the remediation of a site in Hialeah, Florida, part of which includes a FECR right-of-way. An individual operated a business on this site for a number of years. The owner of the business slightly encroached upon FECR's right-of-way. Upon discovering this, FECR entered into a lease agreement with the business owner rather than require the building be removed. The individual has ceased doing business. The USEPA is seeking reimbursement from FECR on the grounds that FECR was an "owner" of the site. FECR had no involvement in the contamination but has been named as a PRP solely as a result of its ownership of the encroachment property. The ultimate cost, if any, is not expected to be material.

The third Superfund site is located in Portsmouth, Virginia. A settlement (approved by the court and USEPA) between the owner of the site and FECR was achieved in late 1996 for $202,247. Unless additional impacts are found beyond the original clean-up, FECR will have no further liability at the site.

FECR has recently become aware that contaminants, from historic railroad operations in a yard adjacent to its railroad right-of-way may have migrated through the movement of groundwater off-site. FECR is working closely with the Florida Department of Environmental Protection to investigate this matter, and to develop an appropriate plan of remediation, if required as a result of the investigation. Possible alternatives include natural attenuation. Based on information available to FECR as of the date of this report, the costs of investigating and addressing this possible migration are not expected to be material or cause material changes in the business.

Compliance with federal, state and local laws and regulations is a principal goal of the Company. The Company, through its subsidiaries, has entered into a number of consent orders with state regulatory agencies to remediate certain identified sites. The Company continues to cooperate with federal, state and local agencies to ensure its facilities are operated in compliance with applicable environmental laws and regulations. The Company is not aware of any monetary sanctions to be imposed, which, in the aggregate, are likely to exceed $100,000, nor does it believe that corrections, if any, will necessitate significant capital outlays or cause material changes in the business.

The Company is a defendant in a number of lawsuits and is involved in government proceedings arising in the ordinary course of business, including bodily injury claims and contract claims. While management of the Company cannot predict the outcome of such litigation and other proceedings, management does not expect these matters to have a materially adverse effect on the consolidated financial condition, cash flows or results of operations of the Company. The Company does carry comprehensive liability insurance for such claims, but maintains a significant a self-insured retention amount, consistent with the transportation industry's standards.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

Executive Officers of the Registrant

FECI's officers are elected annually by the Board of Directors at its first meeting held after the annual meeting of shareholders. Effective December 31, 1998, the former chairman, President and Chief Executive Officer, Carl F. Zellers, Jr., retired. At a special board meeting held November 11, 1998, the Board of Directors elected Robert W. Anestis, Chairman, President and Chief Executive officer. At a special meeting held on March 1, 1999, the Board elected Robert F. MacSwain, Executive Vice President-Special Projects and Heidi
J. Eddins, Senior Vice President and Secretary. There are no family relationships among the officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The following table sets forth certain information as of March 15, 1998, relating to the Registrant's officers:


Name, Age, Present Position                         Business Experience During Past 5 years
---------------------------                         ---------------------------------------

Robert W. Anestis, 53,                              Present position since January 1999;  formerly President, Anestis &
         Chairman, President                        Company, an investment banking and financial advisory firm.  Also,
         and Chief Executive Officer                Director, Champion Enterprises, Inc.; Member, Board of Advisors, CHB
                                                    Capital Partners, LP.

Robert F. MacSwain, 56                              Present position since March 1, 1999, employed by Registrant
         Executive Vice President-Special           February, 1999. Formerly President, MacSwain & Company, a
         Projects                                   telecommunications and real estate management consulting firm.

Heidi J. Eddins, 42                                 Present position since March 15, 1999.  Formerly Vice President,
         Senior Vice President,                     Secretary and General Counsel, Providence and Worcester Railroad
         Secretary and General Counsel              Company from January 1998 - March 1999, and prior thereto, Secretary and General Counsel.

T. Neal Smith, 59                                   Present position since March 1999. Prior thereto, Vice President,
         Vice President,                            Finance and Accounting, and Secretary, between May 1998 and March 1,
         Finance and Accounting                     1999, and prior thereto Vice President, Secretary and Treasurer.

Gregory P. West, 39                                 Present position since May 1998.  Prior thereto, Director, Budget &
         Treasurer                                  Special Projects, of Registrant.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

The common stock of FECI, owned by 678 stockholders of record as of December 31, 1998 is traded on the New York Stock Exchange, with the symbol FLA.

The following table shows the high and low sales prices and dividends per share by quarter for 1998 and 1997, after restatement to reflect the four-for-one split of the Company's Common Stock which became effective June 1, 1998:

                                                                                                             Cash
Common Stock Price                                                                                         Dividends
     1998                                                             High              Low                  Paid
     ----                                                             ----              ---                ---------

First Quarter                                                     $ 28 5/8            $ 23 1/2              $ .025
Second Quarter                                                      31 3/4              27 1/2                .025
Third Quarter                                                       30 1/2              23                    .025
Fourth Quarter                                                      36                  26                    .025

     1997
     ----
First Quarter                                                       25 3/8              21 1/2                .025
Second Quarter                                                      27 7/8              21 1/2                .025
Third Quarter                                                       28 5/8              26 1/2                .025
Fourth Quarter                                                      29                  23 1/8                .025

The Company currently intends to continue to pay quarterly cash dividends on its outstanding shares of common stock. The determination of the amount of future cash dividends, if any, to be declared and paid by the Company will depend upon, among other things, the Company's financial condition, funds from operations, level of capital expenditures, future business prospects, and other factors deemed relevant by the Board of Directors.

On March 15, 1999, the closing price of the Company's common stock was $28.25.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below with respect to the Company's consolidated statements of income for each of the five years in the period ended December 31, 1998, and with respect to the consolidated balance sheets for the same periods are derived from the consolidated financial statements that have been audited by KPMG LLP, independent auditors.

                                                        YEARS ENDED DECEMBER 31,
                                  ----------------------------------------------------------------
                                      1998          1997          1996          1994          1995
                                  --------      --------      --------      --------      --------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

INCOME STATEMENT DATA:

Operating revenues                $247,776      $250,520      $208,031      $201,107      $199,544
Operating expenses                 189,939       198,198       170,425       166,479       152,989
                                  --------      --------      --------      --------      --------

Operating Profit                    57,837        52,322        37,606        34,628        46,555

Other income  (net)                 12,362        10,635        10,511         7,924         9,117


Income before income taxes
                                    70,199        62,957        48,117        42,552        55,672
Provision for Income taxes
                                    26,578        22,822        17,703        15,915        21,067
                                  --------      --------      --------      --------      --------

Net income                        $ 43,621      $ 40,135      $ 30,414      $ 26,637      $ 34,605
                                  ========      ========      ========      ========      ========


Basic net income per share
                                  $   1.20      $   1.11      $   0.84      $   0.74      $   0.96
                                  ========      ========      ========      ========      ========

Diluted net income per share
                                  $   1.20      $   1.11      $   0.84      $   0.74      $   0.96
                                  ========      ========      ========      ========      ========

Weighted average shares
-basic(a)                           36,286        36,286        36,208        36,208        36,000
                                  ========      ========      ========      ========      ========

Weighted average shares -
diluted(a)                          36,299        36,286        36,208        36,208        36,000
                                  ========      ========      ========      ========      ========

Cash dividends declared on
Common Stock                      $  3,627      $  3,624      $  3,627      $  3,616      $  3,600
                                  ========      ========      ========      ========      ========

Cash dividends declared per
share on Common Stock
                                       .10           .10           .10           .10           .10
                                  ========      ========      ========      ========      ========

-------------------
(a) The income per share amounts prior to 1998 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." See Note 3 to the Company's audited financial statements included elsewhere in this Annual Report.

                                                                       AT DECEMBER 31,
BALANCE SHEET DATA:                         1998           1997            1996              1995              1994
                                            ----           ----            ----              ----              ----
Total assets                           $ 867,755      $ 825,490        $789,681         $ 756,210         $ 722,494
Cash and Investments                      85,423        103,144          94,229            93,275           108,924
Properties, Less Acc.
   Deprec. &  Amort.                     720,891        663,672         636,019           608,640           561,637
Shareholders' equity                     686,831        648,875         608,796           581,860           552,268



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis should be read in conjunction with Item 8-"Consolidated Financial Statements," Item 1-"Business," and Item 2-"Properties," included elsewhere herein. The following discussion contains forward-looking statements. The company's actual results may differ significantly from those projected in the forward-looking statements.

GENERAL OVERVIEW

FECI is a holding company engaged, through three wholly-owned subsidiaries, in the transportation services industry (rail and trucking) and real estate business.

Except for certain of the Company's trucking assets and operations, the Company's assets and operations are located in the state of Florida. Consequently, the Company's performance is significantly affected by the general health of the Florida economy and by the general health of the national economy. The Company's real estate operations are cyclical and are affected by local demographic and general economic trends and the supply and rate of absorption of new construction. Although the Company real estate business has a large portfolio of income producing properties that provide stable operating results, the Company's real estate earnings from period to period may be significantly affected by the nature and timing of sales of development property and other assets.

The Company generates rail-operating revenues primarily from the movement of freight in both conventional freight cars and intermodal containers and trailers on flatcars over its rail lines. Freight revenues are recorded at the time delivery is made to the customer or the connecting carrier. Modest non-freight operating revenues are derived from demurrage, switching, weighing, special train and other transportation services as well as from services rendered to freight customers and other outside parties by the Company's Maintenance of Way, Communications and Signals and Maintenance of Equipment Departments. Trucking revenues are generated by various services, including full over-the-road service, intermodal pick up and delivery, and transportation brokerage.

The Company's transportation operating expenses consist of salaries and wages and related payroll taxes and employee benefits, depreciation, insurance and casualty claim expense, diesel fuel, car hire, property taxes, materials and supplies, purchased services and other expenses. Many of the Company's operating expenses are of a relatively fixed nature and do not increase or decrease proportionately with increases or decreases in operating revenues unless the Company's management takes specific actions to restructure the Company's operations.

Real estate operating expenses include the costs of real estate sales and of managing commercial and industrial properties. The Company sells certain real estate holdings when it determines its rate of return on such property is advantageous to the Company and the shareholders. Real estate expenses can fluctuate significantly year-to-year due to the costs of such sales. As new buildings are completed and placed in the Company's inventory of leasable properties, the Company incurs property management expenses such as building maintenance, leasing, advertising costs and property taxes.

The Company has one railroad customer, which accounted for approximately 13.5%, 12.5% and 15.3% of its operating revenues in 1996, 1997 and 1998, respectively. The Company does not believe that this customer will cease to be a rail shipper or will significantly decrease its freight volume in the foreseeable future. In the event that this customer or another large customer should cease or significantly reduce its rail freight operations, management believes that the Company could restructure its operations to reduce operating costs by an amount sufficient to offset the decrease in operating revenues.

Operating revenues in 1998 decreased by $2.7 million to $247.8 million from $250.5 million in 1997. This $2.7 million decrease consisted of increases of approximately $9.8 million in the transportation segments offset by a decrease of approximately $12.5 million in the real estate segment. Of the $9.8 million increase in the transportation segments of the Company, approximately $6.9 million was represented by FECR, and approximately $2.9 million was represented by the trucking segment, International Transit, Inc. (ITI). Included in transportation-rail revenues is an approximate $3.8 million increase pertaining to miscellaneous rents and telecommunications profits, which included a non-monetary gain of approximately $2.5 million. The decrease of approximately $12.5 million in the real estate segment was comprised of an increase of approximately $6.4 million in realty rental income, resulting from the placing of new buildings in service and higher lease rates on buildings already in service, and a decrease of approximately $18.9 million of revenues from sales of realty property.

RESULTS OF OPERATIONS

Results for 1998 compared to 1997

         Revenues

         TRANSPORTATION

Operating revenues in the Company's transportation operations were approximately $195 million in 1998, an increase of approximately $10 million from $185 million in 1997.

         RAIL

FECR handled 160,996 rail carloads in 1998 compared to 147,531 in 1997, an increase of 13,465 carloads, or 9.1%. The railroad handled 325,639 intermodal units in 1998 compared to 342,111 in 1997, a decrease of 16,472, or 4.8%

Rail revenues increased to $165 million in 1998 from $158 million in 1997, an increase of approximately $7 million or 4.4%. Exclusive of the miscellaneous rents and telecommunications profits discussed above, this increase was primarily attributed to increases in shipments of aggregate and automotive carload traffic. Aggregate shipments increased in 1998 by 10,400 carloads or 11.1% over 1997. This increase is reflective of a healthy Florida economy with robust residential, commercial and highway construction. Automobile and automotive-related traffic increased in 1998 by approximately 4,100 railcars or 24.6% over 1997. The increase in the number of automotive shipments is primarily attributable to continuing strength in the shipment of new vehicles to Miami as well as the opening in 1998 by Norfolk Southern of an automotive handling facility on the Company's property in Titusville.

The decrease in intermodal shipments includes a decrease of approximately 23,700, or 9.5%, in trailers handled and an increase in containers handled of 7,300, or 7.9%. The 4.8% decrease in intermodal shipments was primarily attributable to a service redesign by Norfolk Southern by which it ceased marketing of certain terminals along the east coast of Florida.

Other carload traffic decreased in 1998 by approximately 1,300 carloads or 3.5% from 1997. A contributing factor to this decrease in carload shipments was a customer's determination in early 1998 to use an alternative means of shipping coal. The customer and FECR, subsequently, in April 1998, executed a transportation contract which resulted in the customer using the Company's rail services again.

         TRUCKING

Operating revenues generated by the Company's trucking subsidiary increased approximately $2.9 million or 10.6%, to approximately $29.8 million in 1998 from $26.9 million in 1997. This increase is primarily attributable to a significant increase in shipments between the trucking operation and the Company's railroad by approximately 13,500 or 58.8% over 1997. Certain shipments originating or terminating at locations distant from the Company's rail yards are picked up or delivered by motor truck carriers, including the Company's trucking operations.

         REALTY

The Company generates operating revenues in its realty business from both real estate owned by FECR and real estate owned by GCC. FECR's realty income is generated by leases and sales of non-operating properties. GCC generates revenues from rent of its improved and certain unimproved properties and sales of certain real estate assets.

Real estate revenues decreased in 1998 by approximately $12.5 million or 19.1% from 1997 to $53.0 million in 1998 from $65.5 million in 1997. Rental revenues increased by approximately $6.4 million or 16.5% from 1997. This increase in rental income is primarily attributable to the addition of 600,000 square feet of leasable space in a total of five new buildings and higher rents in existing buildings. Revenues from real estate sales decreased in 1998 approximately $18.9 million from 1997. This decrease reflects the fact that the Company sold four properties in 1997 generating approximately $23.7 million.

The Company uses a supplemental performance measure along with operating profit to report its operating results for its real estate operations. This measure is Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (EBITDA). EBITDA is not a measure of operating results or cash flows from operating activities as defined by generally accepted accounting principles. Additionally, EBITDA is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. However, the Company believes that EBITDA provides relevant information about its real estate operations and, along with operating profit, is useful in understanding its real estate operating results. Depreciation, amortization, interest expense and income taxes are excluded from EBITDA. GCC generated EBITDA of approximately $27.1 million in 1998, compared to $23.1 million in 1997, a $4 million increase, or 17%, over 1997. FECR generated realty EBITDA of approximately $2.4 million in 1998, compared to $1.9 million in 1997, an increase of $.5 million, or 26%.

         EXPENSES

Operating expenses overall decreased $8.3 million, in 1998 to approximately $190 million from $198 million in 1997,or 4.2%, from 1997. Operating expenses increased in 1998 by $5.8 million for transportation services, decreased approximately $12.3 million in the real estate business and decreased $1.8 million for general and administrative expenses.

         TRANSPORTATION

Exclusive of general and administrative expenses, transportation expenses increased in 1998 by $2.4 million or 2.2% over 1997 for rail and $.7 million or 3.6% over 1997 for trucking operations. The increase in expenses for rail operations was primarily attributable to increases in repair and maintenance expenses for locomotives, rail cars and intermodal equipment, additional payroll for transportation operations and increases in depreciation, casualty and insurance, and equipment charges. Fuel expenses decreased $2.2 million. The increase in trucking expenses are related to the increase in interchanges between the trucking company and the railroad.

         REALTY

Real estate expenses decreased in 1998 by approximately $12.3 million, or 24.9%, from 1997. This decrease in expenses is attributable to fewer property sales in 1998 than 1997, resulting in a decrease in such sales expenses in 1998 by $20 million over 1997. Expenses related to rental properties increased in 1998 by approximately $7.7 million or 28.7% over 1997. This increase in rental operating expenses in 1998 was the result of an increase of approximately $3.1 million in operating expenses of buildings having leasable space available on January 1, 1998, an increase of approximately $900,000 for buildings providing leasable space during 1998, and an increase in depreciation expenses of $3.7 million in 1998.

CORPORATE

The decline in corporate general and administrative expenses of $1.8 million in 1998 relates to a special charge recorded in 1997 of $3.5 million involving the possible disposition of the Company, offset by increases in corporate salaries and related benefits, severance accruals, professional fees and other miscellaneous expenses.

                         SUMMARY OF OPERATING EXPENSES
                                 1998 VS. 1997
                                 (IN THOUSANDS)


     RAIL OPERATING EXPENSES                                        1998          1997    Percentage
     -----------------------                                    --------      --------    ----------
                Compensation & Benefits                         $ 44,767      $ 43,534           2.8%
                Fuel                                               8,610        10,829         (20.5%)
                Equipment Rents (Net)                              1,670         1,061          57.4%
                Depreciation                                      14,809        14,440           2.6%
                Purchased Services                                17,026        15,829           7.6%
                Repairs Billed to/by Others (Net)                  1,544         2,006         (23.0%)
                Casualty and Insurance                             4,338         3,602          20.4%
                Property Taxes                                     4,008         3,960           1.2%
                Materials                                         10,657        10,102           5.5%
                General & Administrative                          16,010        13,578          17.9%
                Other                                              1,779         1,463          21.6%
                                                                ------------------------------------
                    Total Operating Expenses-Rail               $125,218      $120,404           4.0%
                                                                ====================================

           TRUCKING OPERATING EXPENSES

               Compensation & Benefits                          $  3,439      $  3,612          (4.8%)
               Fuel                                                1,180         1,538         (23.3%)
               Equipment Rents (Net)                               1,624         1,405          15.6%
               Depreciation                                           55            55            --
               Purchased Services                                 11,511        10,063          14.5%
               Repairs Billed to/by Others (Net)                   1,236         1,520         (18.7%)
               Casualty and Insurance                                779           829          (6.0%)
               Property Taxes                                        221           317         (30.3%)
               General & Administrative                            4,627         4,341           6.6%
               Other                                                 314           309           1.9%
                                                                ------------------------------------
                    Total Operating Expenses-Trucking
                                                                $ 24,986      $ 23,989           4.2%
                                                                ====================================

            REALTY OPERATING EXPENSES

               Realty Sales Expenses                            $  2,563      $ 22,592         (88.7%)
               Compensation & Benefits                             1,043           185         463.8%
               Depreciation                                       12,478         8,731          42.9%
               Purchased Services                                  2,106         1,438          46.5%
               Repairs Billed to/by Others (Net)                   1,235         1,054          17.2%
               Casualty and Insurance                                145           527         (72.5%)
               Property Taxes                                      8,291         6,924          19.7%
               General & Administrative                            4,655         4,324           7.7%
               Other                                               4,581         3,643          25.7%
                   Total Operating Expenses-Realty
                                                                $ 37,097      $ 49,418         (24.9%)
                                                                ====================================

               Corporate General & Administrative               $  2,638      $  4,387         (39.9%)
                                                                ------------------------------------
               Total Consolidated Operating
               expenses                                         $189,939      $198,198          (4.2%)
         ===========================================================================================

         OTHER INCOME

Other income, generated from investments and other transactions, increased to $12.3 million from $10.6 million in 1998, an increase of $1.7 million or 16.2% over 1997. This increase results from an increase in 1998 of approximately $900,000 or 177.2% in dividend income over 1997, and a gain on investment income in 1998 of $3 million or 101% over 1997. These increases were offset by a decrease in 1998 of approximately $1.3 million from the nonrecurring sale of certain rail properties and approximately $900,000 in interest income.

Income tax expenses increased in 1998 by approximately $3.8 million to $26.6 million over 1997, representing an effective rate of 37.9% compared to $22.8 million, representing an effective rate of 36.3% in 1997.

Net income for 1998 was $43.6 million, or $1.20 per diluted share compared to net income in 1997 of $40.1 million, or $1.11 per diluted share.

                          SUMMARY OF OPERATING RESULTS
                                 (IN THOUSANDS)
                                 1998 VS. 1997

                                                                                                           %
                                                                            1998           1997          Change
                                                                          --------       --------        ------
Transportation - rail
      Operating Revenues                                                  $165,005       $158,075           4.4%
      Operating Expenses                                                   125,218        120,404           4.0%
                                                                          --------       --------         -----
      Operating Profit                                                      39,787         37,671           5.6%
      Intersegment Revenue and Expenses, Net                                 4,684          2,918          60.5%
                                                                          -------------------------------------
      Segment Operating Profit                                            $ 44,471       $ 40,589           9.6%
                                                                          ========       ========         =====
      * Misc. Rents & Telecom Profit                                      $  7,180       $  3,221           123%
          * Amounts are included in rail operating
          revenues and are provided for use in calculating
          rail operating ratios in accordance with industry
          standards

Transportation - trucking
      Operating Revenues                                                  $ 29,774       $ 26,911          10.6%
      Operating Expenses                                                    24,986         23,989           4.2%
                                                                          --------       --------         -----
      Operating Profit                                                       4,788          2,922          63.9%
      Less: Intersegment Expenses                                           (4,740)        (2,995)         58.3%
                                                                          --------       --------         -----
      Segment Operating Profit                                            $     48       $    (73)        165.8%
                                                                          ========       ========         =====

Real Estate Operations
         Sales and Operating Revenue                                      $ 52,997       $ 65,534         (19.1%)
         Operating Expenses                                                 37,097         49,418         (24.9%)
                                                                          --------       --------         -----
         Operating Profit                                                   15.900         16,116          (1.3%)
         Intersegment Revenues and Expenses, Net                                56             77         (27.3%)
                                                                          --------       --------         -----
         Segment Operating Profit                                         $ 15,956       $ 16,193          (1.5%)
                                                                          ========       ========         =====

Total Segments' Operating Profit                                            60,475         56,709           6.6%
Less:  Corporate Gen. & Admin                                               (2,638)        (4,387)         39.9%
                                                                          --------       --------         -----
Operating profit                                                          $ 57,837       $ 52,322          10.5%
                                                                          ========       ========         =====

RESULTS FOR 1997 COMPARED TO 1996

Operating revenues increased in 1997 to $250.5 million from $208.0 million, an increase of $42.5 million or 20.4% over 1996. Revenues generated by the Company's transportation services increased in 1997 by approximately $12.0 million. Railroad revenues increased in 1997 by approximately $10.3 million, or 7.0%, over 1996. Trucking revenues increased in 1997 by approximately $1.7 million, or 6.9%, over 1996. Real estate revenues increased in 1997 by approximately $30.5 million over 1996 generated by an approximate increase in 1997 of $4.6 million in rental income, or 13.3%, over 1996, and an approximate increase of $25.9 million in revenues from land sales over 1996.

TRANSPORTATION

         RAIL

The increase in rail revenues was primarily attributed to the Company's successful marketing efforts resulting in an increase of approximately 35,500 shipments, or 7.8%. This increase included an increase in 1997 of approximately 4,300 rail carloads, or 4.8%, over 1996 of the shipment of aggregates, an increase of other carload shipments by 3,200 carloads or 9.7%, and an increase in intermodal shipments in 1997 of 28,600 units, or 9.1%, over 1996. Trailer shipments increased in 1997 by 19,500 or 9.1%, and container shipments increased in 1997 by 9,100 units or 10.8% over 1996. Rail revenue increases were offset partially by a decrease in 1997 of automotive shipments by approximately 600 carloads, or 3.2%, from 1996. This decrease was partially related to changes in the operation of the rental car business whereby rental cars were held by car rental agencies for longer periods of time before resale.

         TRUCKING

Trucking revenues increased in 1997 by approximately $1.7 million, or 6.9%, from 1996. The number of shipments interchanged with FECR rose in 1997 by approximately 1,600 units or 23.2%.

         REALTY

Real estate revenues increased in 1997 by approximately $30.5 million over 1996. This increase was attributable to an approximate $25.9 million increase in revenues from real estate sales and an approximate $4.6 million increase in rental revenues.

OPERATING EXPENSES

Operating expenses increased in 1997 by approximately $27.8 million, or 16.3%, over 1996. The increase in operating expenses includes a $26.9 million increase in expenses in the Company's real estate operations, an increase of $3.3 million in corporate general and administrative expenses, offset by a decrease of $2.4 million in transportation expenses.

         TRANSPORTATION

Transportation expenses decreased in 1997 $2.4 million or 1.6% from 1996. The decrease in transportation expenses resulted from a $3.7 million decrease in expenses for the Company's rail operations and an increase of approximately $1.3 million in expenses for the Company's trucking expenses.

The decrease in the rail operating expenses was primarily attributable to a reduction in casualty and insurance expense of approximately $2.5 million related to an accrual made in 1996 for a legal judgment concerning an asbestos case of approximately $2.2 million. This judgment was subsequently reversed in 1997.

         REALTY

The increase in real estate operating expenses was attributable to an approximately $3.1 million increase in expenses of rental operations, and an increase in the costs of property sales of approximately $22.2 million. The increase of approximately $3.1 million in rental operating expenses consisted of increases of approximately $1.1 million in depreciation, approximately $1.1 million in property taxes and approximately $.9 million in other costs.

         CORPORATE

The increase of approximately $3.3 million in general and administrative expenses primarily relates to a special charge of approximately $3.5 million involving the possible disposition of the Company in 1996-97.

                         SUMMARY OF OPERATING EXPENSES
                                 (IN THOUSANDS)
                                 1997 VS. 1996


                                                                                 %
Railroad Operating Expenses                            1997          1996      Change
---------------------------                            ----          ----      ------

Compensation & Benefits                            $ 43,534      $ 42,925         1.4%
Fuel                                                 10,829        10,815         0.1%
Equipment Rents (Net)                                 1,061         1,276       (16.8)%
Depreciation                                         14,440        14,945        (3.4)%
Purchased Services                                   15,829        16,745        (5.5)%
Repairs Billed to/by Others (Net)                     2,006         2,100        (4.5)%
Casualty and Insurance                                3,602         6,100       (41.0)%
Property Taxes                                        3,960         3,506        12.9%
Material                                             10,103        10,070         0.3%
General & Administrative                             13,578        13,797        (1.6)%
Other                                                 1,462         1,818       (19.4)%
                                                   ----------------------------------
          Total Operating Expenses - Rail          $120,404      $124,095        (3.0)%
                                                   ========      ========        ====

Trucking Operating Expenses
---------------------------                            1997          1996    % Change
                                                       ----          ----    --------
Compensation & Benefits                            $  3,612      $  3,091        16.9%
Fuel                                                  1,538         1,563        (1.6)%
Equipment Rents (Net)                                 1,405         1,464        (4.0)%
Depreciation                                             55            54         1.9%
Purchased Services                                   10,063        10,137         (.7)%
Repairs Billed to/by Others (Net)                     1,520         1,248        21.8%
Casualty and Insurance                                  829           871        (4.8)%
Property Taxes                                          317           229        38.4%
General & Administrative                              4,341         3,724        16.6%
Other                                                   309           333        (7.2)%
                                                   ----------------------------------
          Total Operating Expenses - Trucking      $ 23,989      $ 22,714         5.6%
                                                   ----------------------------------


Realty Operating Expenses
-------------------------                              1997          1996     % Change
                                                       ----          ----     --------
Realty Sales Expenses                              $ 22,592      $    352      6,318.2%
Compensation & Benefits                                 185             5      3,600.0%
Depreciation                                          8,731         7,653        14.1%
Purchased Services                                    1,438         1,081        33.0%
Repairs Billed to/by Others (Net)                     1,054         1,207       (12.7)%
Casualties and Insurance                                527           360        46.4%
Property Taxes                                        6,924         5,839        18.6%
General & Administrative                              4,324         2,742        57.7%
Other                                                 3,643         3,296        10.6%
                                                   ----------------------------------
          Total Operating Expenses - Realty        $ 49,418      $ 22,535       119.3%
                                                   ----------------------------------
Corporate Gen. & Admin                             $  4,387      $  1,081       305.8%
                                                   ----------------------------------
Total Consolidated Operating Expenses              $198,198      $170,425        16.3%


Other income in 1997 remained relatively the same from 1996, at $10.6 million and $10.5 million, respectively.

Income taxes in 1997 increased by approximately $5.1 million in 1996 due to the Company's increase in net income.

Net income for 1997 was $40.1 million, or $1.11 per diluted share, compared to net income in 1996 of $30.4 million or $.84 per diluted share.

                          SUMMARY OF OPERATING RESULTS
                                 (IN THOUSANDS)
                                 1997 VS. 1996

                                                                                                     %
                                                                           1997          1996      Change
                                                                           ----          ----      ------
Transportation - rail
         Operating Revenues                                            $158,075      $147,787         7.0%
         Operating Expenses                                             120,404       124,095        (3.0)%
                                                                       ----------------------------------
         Operating Profit                                                37,671        23,692        59.0%
         Intersegment Revenue and Expenses, Net                           2,918         2,340        24.7%
                                                                       ----------------------------------
         Segment Operating Profit                                      $ 40,589      $ 26,032        59.9%
                                                                       ==================================
         Misc. Rents and Telecom Profit                                $  3,221      $  2,957         9.0%
         * Amounts are included in rail operating revenues and
         are provided for use in calculating rail operating
         ratios in accordance with industry standards
                                                                                                     %
                                                                           1997          1996      Change
                                                                           ----          ----      ------
Transportation - trucking
         Operating Revenues                                            $ 26,911      $ 25,171         6.9%
         Operating Expenses                                              23,989        22,714         5.6%
                                                                       ----------------------------------
         Operating Profit                                                 2,922         2,457        18.9%
         Less: Intersegment Expenses                                     (2,995)       (2,364)       26.7%
                                                                       ----------------------------------
         Segment Operating Profit                                      $    (73)     $     93      (178.5)%
                                                                       ==================================

                                                                                                     %
                                                                           1997          1996      Change
                                                                           ----          ----      ------
Real Estate Operations
         Sales and Operating Revenue                                   $ 65,534      $ 35,073        86.9%
         Operating Expenses                                              49,418        22,535       119.3%
                                                                       ----------------------------------
         Operating Profit                                                16,116        12,538        28.5%
         Intersegment Revenues and Expenses, Net                             77            24       234.8%
                                                                       ----------------------------------
         Segment Operating Profit                                      $ 16,193      $ 12,562        28.9%
                                                                       ==================================

Total Segments' Operating Profit                                         56,709        38,687        46.6%
Less:  Corporate Gen. & Admin                                            (4,387)       (1,081)      305.85
                                                                       ----------------------------------
Operating profit                                                       $ 52,322      $ 37,606        39.1%
                                                                       ==================================


              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition is strong as indicated by its working capital position (current assets - current liabilities) of approximately $65 million and its liquid investment portfolio. The working capital amount is also stated as a ratio of current asset divided by current liabilities ("current ratio"). The Company's current ratio in 1998 was 2.8:1 and in 1997, 2.4:1. The Company's total investment portfolio, including cash and investments, at December 31, 1998, was $85.4 million, compared to $103.1 million in 1997. The decrease in the investment portfolio is attributable to capital expenditures and dividends paid by the Company in excess of cash generated by operations. Capital expenditures in 1998 were $89 million, of which approximately $27 million was for transportation related expenditures and approximately $62 million was for real estate development.

Capital expenditures for 1997 were $59 million, including $13 million for transportation and $46 million for real estate.

Cash generated from operations at December 31, 1998 was $66 million, compared to $57.3 million in 1997, an increase of $8.7 million, or 15.2%. During 1998, net operating cash of $35 million was invested in a trading portfolio as a result of the Company's determination to manage a portion of its investment portfolio in an effort to enhance future returns.

The Company's investment portfolio is invested in tax exempt municipals and other highly liquid investments and marketable securities.

The Company has historically maintained large, highly liquid reserves to meet the Company's cash requirements for rail operations and associated capital expenditures and for real estate acquisition, construction and development. Due to these reserves, the Company has historically not incurred debt in the development of its real estate projects or for capital expenditures in its transportation business. The Company, therefore, has no long- or short-term debt. As the Company moves forward, it is possible that debt may be incurred in situations where management determines financing leverage is appropriate.

With respect to the transportation business, the Company is not obligated under any significant capital or operating leases, except for short-term leasing of locomotives, freight cars, trailers, automobiles and trucks and data processing equipment. Capital expenditures for 1999 are expected to be funded from current operations, including the sale of properties, and the Company's investment portfolio.

Cash flows from financing activities for the past three years represent dividend payments. Cash dividends of $.10 per share were paid in each of the three years, reflecting the Company's philosophy that shareholders receive a current benefit at the same time that the Company is reinvesting most of its earnings in an asset growth program.

ENVIRONMENTAL LIABILITIES

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

Environmental expenditures for capital improvements and infrequent expenditures for ongoing operations and maintenance have historically been insignificant to the operations of the Company. Management does not anticipate any changes in these expenditures.

These expenditures are expected to be funded from current operations supplemented, as necessary, by cash and investments currently on hand and through the sale of properties.

Year 2000 Readiness Disclosure:

General. Because many existing computer programs and microprocessors recognize only the last two digits of years (and not the century designation), they may be unable to accurately recognize and process dates beyond December 31, 1999, and consequently may fail or may produce erroneous information. Specifically, many existing information technology ("IT") products and systems and non-IT products and systems containing embedded processor technology were originally programmed to represent any date by using six digits (e.g., 12/31/99), as opposed to eight digits (e.g., 12/31/1999). Accordingly, such products and systems may experience miscalculations, malfunctions or disruptions when attempting to process information containing dates that fall after December 31, 1999 or other dates, such as September 9, 1999 (9/9/99), a date traditionally used by computer programmers as a default. These potential problems are collectively referred to as the "Year 2000" problem.

The Company's Year 2000 Mission Statement is to keep the Company and the railroad safely operational as it experiences the century rollover." To address the Year 2000 problem, the Company established a Year 2000 Compliance Steering Committee comprised of members of senior management and chaired by the Chief Financial Officer. This Committee has been evaluating and managing the costs and risks associated with becoming Year 2000 compliant.

In late 1996, the Company initiated an IT project to design and implement a Year 2000-compliant Wide Area Network. In the third quarter of 1998, the Company created a Year 2000 Program Management Office (PMO) to coordinate and direct the day-to-day efforts in achieving Year 2000 compliance. The Company has also implemented a Year 2000 communications and awareness program which includes a corporate website (www.feci.com) to convey the status of the Year 2000 Project and to share relevant information.

As part of its Year 2000 Project, the Company has been examining its IT and non-IT systems, and evaluating the Year 2000 compliance of its software and embedded technology, as well as EDI electronic interfaces with the Company's trading partners for both "mission critical" and other functions. The Company classified its Transportation and Intermodal systems as "mission critical" for purposes of prioritizing its Year 2000 initiatives. Mission critical systems also include hardware or software components that are crucial to the continued operation of the railroad, such as rail, locomotives and signaling equipment.

In November 1998, the Company decided to outsource its information services function to RailCar Management, Inc. (RMI). RMI is the developer of the Company's current Transportation system, which is its "core" information system. As part of this outsourcing initiative, RMI is upgrading the Company's mission critical systems, which represents approximately 90% of the Company's software code to the latest version of RMI's software. The Company has been advised that its mission critical systems will be Year 2000 compliant once its software is updated.

The Company's Legacy systems are being remediated by an outside vendor. The Company expects to implement the remediated Legacy systems at the same time that RMI upgrades the Transportation system software. All network and midrange AS400 hardware have been upgraded with Year 2000-compliant systems.

The Year 2000 Project consists of four phases to address the following Year 2000 issues:

(1) an Inventory Phase to identify all computer-based systems and applications which might not be Year 2000 compliant;

(2) an Assessment Phase to determine what revisions or replacements would be needed to achieve compliance, and the priority of each correction in assuring that business strategies and goals are met;

(3) a Conversion Phase to implement the actions necessary to achieve compliance, and to conduct tests necessary to verify that the systems are operational; and

(4) an Implementation Phase to transition the compliant system into the daily operations of the Company.

Overall, the Company's Year 2000 Project efforts are proceeding on schedule. Management believes that the four phases mentioned above are approximately 80%, 60%, 30% and 20% complete, respectively, as of December 31, 1998, and anticipates that all mission critical systems should be Year 2000 capable by the third quarter of 1999.

In evaluating its equipment and systems, the Company has determined that they rely on events rather than dates. Although certain of the Company's equipment and systems may have embedded chips that do depend on dates, reasonable steps are being taken to attempt to ensure that these systems do not present a Year 2000 risk to the Company. The Company's railway locomotives, all of which are manufactured by General Motors, were determined to have no critical date function. The railway also operates five movable bridges which are not date dependent, based on the Company's evaluation.

Costs. In total, the Company expects to spend approximately $7.2 million for its Year 2000 effort, including remediation efforts. As of December 31, 1998, the Company has committed or expended approximately one half of that amount.

Risks. The Company's remediation efforts focus on the continued safe operation of its rail and other transportation systems, encompassing employee safety and the safety of the general public and the environments in which the Company operates. Maintaining a continuity of service to its customers after the millennium change is also a priority. The Company also focuses its efforts to ensure that a Year 2000 issue does not disrupt its revenue.

As part of its Year 2000 review, management has taken reasonable steps to examine significant vendor and customer relationships to determine the degree of such parties' Year 2000 readiness, and to develop strategies for working with such parties to achieve Year 2000 capability. Should the Company encounter difficulties with outside parties, the area most likely to be affected centers around shipments received from and/or forwarded to connecting rail carriers. Contingency plans are being developed to address this possibility.

Management is making every effort to ensure that the Year 2000 problem will not have any adverse affect on the Company's daily operations. In the event the Company's remedial efforts are not successfully implemented, or if the railroad industry association which maintains the interline settlement system for the nation's railroads or critical customers or suppliers fail to become Year 2000 compliant, contingency plans are in place to prevent an adverse impact on the Company's financial performance, as noted below.

Based on management's current investigation and understanding of the Year 2000 risks confronting it, the Company believes that the Year 2000 problem is not expected to materially affect its daily operations, nor is it expected to adversely effect the Company's financial position or results of operations. The Company believes its Year 2000 planning effort is adequate to address all major risks.

Management believes that it has implemented reasonable measures, engaged experienced Year 2000 consultants and personnel, and established a high level of awareness concerning Year 2000 issues. Based on these actions, management believes that it has provided an environment, which will enable the Company to adequately review and update its systems to become Year 2000 ready by the end of 1999.

Contingency Plans. Contingency planning is an established and ongoing effort within the Company to address many types of potential operating disruptions, including Year 2000 issues. For example, detailed emergency operating plans already exist for unanticipated outages of electricity, telecommunications and other essential services. Over the past ten years, the Company has developed, tested and refined its Business Interruption Plans and procedures many times, most notably in the aftermath of Hurricane Andrew. During that time, the Company demonstrated its abilities to operate under local power outage conditions that could potentially resemble Year 2000 events. The Company has commenced work with other rail lines and trading partners to access and address potential Year 2000 risks.

The Company's operations are primarily mechanical in nature, and the Company has operated, in the past, without the use of computers or other information technology. The Company has a manual process that has been tested in the past and can be implemented in the event of a crisis.

The Company is refining its Business Interruption Plans with the goal of including additional potential Year 2000 matters that could be overlooked. An updated Year 2000 Contingency Plan is expected to be completed by June 1999.

As part of the Company's Year 2000 Project Inventory and Assessment Phases, the Company determined that its mission critical suppliers supply fuel for the locomotives and power for the signals, switches and information control computer systems. Disruptions to both of these supply lines have been generally addressed in the Company's current Business Interruption Plan. The Company's implementation and adjustments to these matters are, in part, reflected in the recently completed refurbishment of the Company's two million-gallon fuel storage tank located in Miami, Florida, the southernmost part of its rail line. This main tank, along with a smaller tank located in Jacksonville, Florida, are already maintained for contingency planning purposes. The source for the Miami tank is the same fuel line that provides fuel to the Miami International Airport and is supported by Chevron Corporation. Regarding the rail power needs, the Company has implemented battery and standby power generation in various critical rail areas. Contingency planning continues to improve upon those operational areas, including fuel availability, and other supplier chain dynamics as it relates to the Year 2000 problem.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's primary market risk exposure is interest rate risk related primarily to the Company's investment portfolio. The portfolio is materially comprised of fixed rate municipal securities with active secondary or resale markets to ensure portfolio liquidity. The Company does not use derivative financial instruments to hedge its investment portfolio. The Company manages its interest rate exposure by monitoring the effects of market changes in interest rates.

The table below presents principal amounts and related weighted average interest rates by year of maturity for the Company's investment portfolio, segregated into trading and non-trading. The weighted average interest rates for the various fixed-rate investments are based on the actual rates that existed as of December 31, 1998.


                        Expected Contractual Maturities

                                                                                              There-                      Fair

(In Thousands)                           1999     2000         2001        2002      2003      after         Total       Value
                                         ----     ----         ----        ----      ----     ------         -----       -----

Short-term Investments
     Trading:
         Tax Exempt Municipals
             Fixed Rate                  $19,253  $2,724       $12,850         --        --         --       $34,827     $34,765
             Weighted Average
             Interest Rate                  4.18%   5.69%         6.22%        --        --         --          5.05%

     Available-For-Sale:
         Tax Exempt Municipals
             Fixed rate                  $ 1,014      --            --         --        --         --       $ 1,014     $ 1,003
             Weighted Average
             Interest Rate                  4.75%     --            --         --        --         --          4.75%

Other Investments
     Available-For-Sale:
         U.S. Government Securities
             Fixed Rate                       --      --            --         --        --    $   600       $   600     $   646
             Weighted Average
             Interest Rate                    --      --            --         --        --       7.25%         7.25%
         Tax Exempt Municipals
             Fixed Rate                       --  $2,035       $ 6,082     $3,036    $3,569    $16,276       $30,998     $32,401
             Weighted Average
             Interest Rate                    --    5.50%         5.64%      5.30%     5.35%      5.81%         5.65%
         Other debt securities
             Fixed Rate                       --      --       $   788         --        --         --       $   788     $ 1,292
             Weighted Average
             Interest Rate                    --      --          5.00%        --        --         --          5.00%


As the table incorporates only those exposures that exist as of December 31, 1998, it does not consider those exposures or positions that could arise after that date. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and market interest rates.

INFLATION

In recent years, inflation has not had a significant impact on the Company's operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




Independent Auditors' Report


The Board of Directors and Shareholders
Florida East Coast Industries, Inc.:

We have audited the consolidated balance sheets of Florida East Coast Industries, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income and retained earnings, changes in shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedules as listed in the accompanying index on page 48 of the Annual Report on Form 10-K for the year 1998. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Florida East Coast Industries, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                    KPMG LLP





Jacksonville, Florida
February 5, 1999

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Years ended December 31, 1998, 1997 and 1996
(Dollars in thousands except per share amounts)

                                                                            Years ended December 31
                                                                     1998             1997             1996
                                                                     ----             ----             ----

Operating Revenues:
       Transportation-Rail                                      $ 165,005        $ 158,075        $ 147,787
       Transportation-Trucking                                     29,774           26,911           25,171
       Realty-Land Sales                                            7,973           26,901              982
    Realty-Rents & Other                                           45,024           38,633           34,091
                                                                -------------------------------------------
          Total Revenues                                          247,776          250,520          208,031
Operating Expenses:
    Transportation-Rail                                           125,218          120,404          124,095
    Transportation-Trucking                                        24,986           23,989           22,714
    Realty-Sales                                                    2,563           22,592              352
    Realty-Rents & Other                                           34,534           26,826           22,183
    Corporate General & Adm                                         2,638            4,387            1,081
                                                                -------------------------------------------
          Total Expenses                                          189,939          198,198          170,425
Operating Profit                                                   57,837           52,322           37,606
Other Income (Expense):
       Dividends                                                    1,372              495              399
       Interest income                                              4,312            5,124            4,800
       Interest expense                                              (351)            (385)            (600)
       Gains on sales and other disposition of properties             393            1,728            2,926
       Investment income & other (net)                              6,636            3,673            2,986
                                                                -------------------------------------------
          Total Other Income                                       12,362           10,635           10,511

Income before income taxes                                         70,199           62,957           48,117
Provision for Income Taxes: (Note 8)
    Current                                                        25,334           22,720           17,551
    Deferred                                                        1,244              102              152
                                                                -------------------------------------------
          Total Income Taxes                                       26,578           22,822           17,703
                                                                -------------------------------------------
Net Income                                                         43,621           40,135           30,414
                                                                -------------------------------------------
Retained earnings:
    Balance at beginning of year                                $ 594,132        $ 557,621        $ 530,834
    Cash dividends                                                 (3,627)          (3,624)          (3,627)
                                                                -------------------------------------------
    Balance at year-end                                         $ 634,126        $ 594,132        $ 557,621
                                                                ===========================================
Per share data:
    Cash dividends                                              $    0.10        $    0.10        $    0.10
                                                                ===========================================
    Basic and  diluted net income per share                     $    1.20        $    1.11        $    0.84
                                                                ===========================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
December 31, 1998 and 1997
(Dollars in thousands except per share amounts)


ASSETS                                                                       1998             1997
                                                                             ----             ----

CURRENT ASSETS:
  Cash and cash equivalents                                             $  14,450        $  30,845
  Short-term investments (Note 6)                                          36,471              258
  Accounts receivable, net                                                 29,282           31,045
  Materials and supplies                                                   10,131           11,789
  Other current assets (Note 8)                                            10,482            7,987
                                                                        --------------------------
     Total current assets                                                 100,816           81,924

OTHER INVESTMENTS (NOTE 6)                                                 34,502           72,041

PROPERTIES, LESS ACCUMULATED DEPRECIATION AND AMORTIZATION
(NOTE 5)                                                                  720,891          663,672

OTHER ASSETS AND DEFERRED CHARGES                                          11,546            7,853
                                                                        --------------------------
TOTAL ASSETS                                                            $ 867,755        $ 825,490
                                                                        ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                      $  26,559        $  20,580
  Income taxes                                                              1,446            4,630
  Accrued property taxes                                                      308            1,008
  Accrued casualty and other reserves (Note 10)                             4,992            5,143
  Other accrued liabilities                                                 2,998            3,005
                                                                        --------------------------
                Total current liabilities                                  36,303           34,366

DEFERRED INCOME TAXES (NOTE 8)                                            133,463          133,884

ACCRUED CASUALTY AND OTHER LONG-TERM LIABILITIES (NOTE 10)                 11,158            8,365
SHAREHOLDERS' EQUITY:
  Common stock, no par value; 50,000,000 shares authorized;
  37,085,444 shares issued and 36,286,360 outstanding                      62,000           60,802
  Retained earnings                                                       634,126          594,132
  Accumulated other comprehensive income-unrealized gain
  on securities, net (Notes 6 and 12)                                       1,217            3,296
  Restricted stock deferred compensation (Note 13)                         (1,157)              --
  Treasury stock at cost (799,084 shares)                                  (9,355)          (9,355)
                                                                        --------------------------
                Total shareholders' equity                                686,831          648,875
                                                                        --------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 867,755        $ 825,490
                                                                        ==========================

See accompanying notes to consolidated financial statements.

                       FLORIDA EAST COAST INDUSTRIES INC.

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME

                                                    COMMON STOCK             ACCUMULATED OTHER  RESTRICTED STOCK
                                                ------------------  RETAINED    COMPREHENSIVE       DEFERRED     TREASURY
                                                 SHARES     AMOUNT  EARNINGS       INCOME         COMPENSATION    STOCK    TOTAL
                                                ---------------------------------------------------------------------------------
                                                                (in thousands, except share amounts)

BALANCE AT DECEMBER 31, 1995                    37,085,444  $59,544  $530,834   $ 1,755                --     $(10,273)  $581,860

COMPREHENSIVE INCOME:
 NET INCOME                                             --       --    30,414        --                --           --         --
 NET UNREALIZED GAIN ON SECURITIES, NET
 OF RECLASSIFICATION ADJUSTMENT
 (SEE NOTE 12)                                          --       --        --       149                --           --         --
   TOTAL COMPREHENSIVE INCOME                           --       --        --        --                --           --     30,563

 DIVIDENDS DECLARED ON
 COMMON STOCK ($.10) PER SHARE                          --       --    (3,627)       --                --           --     (3,627)
                                                ---------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1996                    37,085,444   59,544   557,621     1,904                --      (10,273)   608,796

COMPREHENSIVE INCOME:
 NET  INCOME                                            --       --    40,135        --                --           --         --
 NET UNREALIZED GAIN ON SECURITIES, NET
 OF RECLASSIFICATION ADJUSTMENT
 (SEE NOTE 12)                                          --       --        --     1,392                --           --         --
   TOTAL COMPREHENSIVE INCOME                           --       --        --        --                --           --     41,527

 DIVIDENDS DECLARED ON
 COMMON STOCK ($.10) PER SHARE                          --       --    (3,624)       --                --           --     (3,624)

 PURCHASE OF MINORITY INTEREST (NOTE 4)                 --    1,258        --        --                --          918      2,176
                                                ---------------------------------------------------------------------------------

 BALANCE AT DECEMBER 31, 1997                   37,085,444   60,802   594,132     3,296                --       (9,355)   648,875

COMPREHENSIVE INCOME:
 NET INCOME                                             --       --    43,621        --                --           --         --
 NET UNREALIZED LOSS ON SECURITIES, NET
 OF RECLASSIFICATION ADJUSTMENT
 (SEE NOTE 12)                                          --       --        --    (2,079)               --           --         --
   TOTAL COMPREHENSIVE INCOME                           --       --        --        --                --           --     41,542

 DIVIDENDS DECLARED ON
 COMMON STOCK ($.10) PER SHARE                          --       --    (3,627)       --                --           --     (3,627)

 RESTRICTED STOCK GRANTED NET OF
 AMORTIZATION (NOTE 13)                                 --    1,198        --        --            (1,157)          --         41
                                                ---------------------------------------------------------------------------------

 BALANCE AT DECEMBER 31, 1998                   37,085,444  $62,000  $634,126   $ 1,217           $(1,157)    $ (9,355)  $686,831
                                                =================================================================================

                 See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 1998, 1997 and
1996 (Dollars in thousands)

  CASH FLOWS FROM OPERATING ACTIVITIES:                                                  1998              1997              1996
                                                                                         ----              ----              ----

     Net Income                                                                      $ 43,621          $ 40,135          $ 30,414
Adjustments to reconcile net income to cash generated by operating activities:
     Depreciation and amortization                                                     28,885            24,098            23,506
     Gain on disposition of assets                                                       (393)           (1,728)           (2,926)
     Purchase of trading investments, net                                             (34,754)               --                --
     Realized gains on investments                                                     (5,880)           (2,926)           (1,961)
     Non-monetary fiber optic transaction                                              (2,518)               --                --
     Deferred taxes                                                                     1,244               102               152
     Stock compensation plans                                                              41                --                --

     Changes in operating assets and liabilities:
       Accounts receivable                                                              1,763             1,158            (3,614)
       Other current assets                                                            (1,149)             (746)           (1,599)
       Other assets and deferred charges                                               (4,264)            2,513                75
       Accounts payable                                                                 5,979            (2,125)            2,388
       Income taxes payable                                                            (3,184)              (22)            4,059
       Accrued property taxes                                                            (700)           (2,973)              628
       Other current liabilities                                                         (158)             (129)              191
       Accrued casualty reserves and other long-term liabilities                        2,793                 4              (911)
                                                                                     --------------------------------------------
Net cash generated by operating activities                                             31,326            57,361            50,402

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of properties                                                            (89,028)          (59,093)          (55,633)
   Purchases of investments:
        Available-for-sale                                                            (57,145)          (20,147)          (21,928)
        Held-to-maturity                                                                   --            (7,997)          (12,386)
   Maturities and redemption of investments:
        Available-for-sale                                                             95,775            17,173            20,252
        Held-to-maturity                                                                   --            14,500            27,798
   Proceeds from disposition of assets                                                  6,304             9,070             7,674
                                                                                     --------------------------------------------
Net cash used in investing activities                                                 (44,094)          (46,494)          (34,223)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of dividends                                                              (3,627)           (3,624)           (3,627)
                                                                                     --------------------------------------------
Net cash used in financing activities                                                  (3,627)           (3,624)           (3,627)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (16,395)            7,243            12,552
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                         30,845            23,602            11,050
                                                                                     --------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                             $ 14,450          $ 30,845          $ 23,602
                                                                                     ============================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for income taxes                                                      $ 26,460          $ 23,637          $ 13,450
                                                                                     ============================================
     Cash paid for interest                                                          $    351          $    385          $    600


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998, 1997 and 1996

1.  NATURE OF BUSINESS

The principal operations of Florida East Coast Industries, Inc. (the "Company") and its subsidiaries primarily relate to the transportation of goods by rail and truck, and to the development, leasing, management and sale of real estate. The rail segment of the Company operates only within the state of Florida with approximately 48% of its revenues derived from local moves along the Company's line. Approximately 40% of the rail segment's traffic is derived from five of its largest customers, with approximately $25,200,000, $20,600,000 and $20,700,000, 15.3%, 12.5% and 13.5% generated by one significant customer in 1998, 1997 and 1996, respectively. Presently, the realty segment of the Company operates in Florida with its day-to-day operations managed by The St. Joe Company. The trucking segment of the Company has operating rights within the forty-eight states, but primarily operates within the midwest and southeast.

2.  MAJORITY STOCKHOLDER

The Nemours Foundation, which is funded by the Alfred I. duPont Testamentary Trust, owns approximately 5% of the Company's common stock as of December 31, 1998. The Trust is a majority shareholder of The St. Joe Company ("St. Joe") common stock which owns directly approximately 54.0% of the Company's common stock. Significant transactions with The St. Joe Company and its affiliates ("St. Joe") were the Company's payment of dividends, and the sharing of personnel in the areas of environmental, legal and real estate for 1998, 1997 and 1996. In addition, in 1998, the Company engaged St. Joe to provide asset management, property development, and construction coordination services to its realty segment, Gran Central Corporation ("GCC"). Amounts paid to St. Joe for these services in 1998 were $2,125,000 for asset management fees, $2,055,000 for property management fees, $1,833,000 for development fees, and $1,804,000 for construction coordination fees and leasing commissions.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

Transportation Revenues: Revenues are substantially recognized upon completion of transportation services at destination.

Realty Land Sales: Revenue is recognized upon closing of sales contracts for sale of land or upon settlement of legal proceedings such as condemnations.

Rental Income: Revenue is recognized upon commencement of rental and lease contracts. The Company uses the straight-line basis for recording the revenues over the life of the lease contract.

Properties

Transportation properties are stated at historical cost and are depreciated and amortized on the straight-line method over the estimated useful lives. Road properties' depreciation is based on ten-year lives, and equipment properties on lives varying from nine to 27.5 years. Gains and losses on normal retirements of these items are credited or charged to accumulated depreciation. Miscellaneous physical property consists principally of non-depreciable real property.

Real estate properties are stated at historical cost. Depreciation is computed using the straight-line method over estimated asset lives of 15 years for land improvements and 18 to 40 years for buildings.

The Company reviews its property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the net cash flows expected to be generated by the asset.

Materials and Supplies

New materials and supplies are stated principally at average cost which is not in excess of replacement cost. Used materials are stated at an amount which does not exceed estimated realizable value.

Earnings Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), during 1997. All prior period net income per share amounts have been restated to conform with the provisions of SFAS 128.

The following weighted average number of shares of common stock were used in the calculations for earnings per share. The diluted weighted average number of shares includes the net shares that would be issued upon the exercise of stock options and restricted shares using the treasury stock method.

                                       1998             1997              1996
                                       ----             ----              ----

Basic                               36,286,360       36,286,360        36,207,948
Diluted                             36,298,906       36,286,360        36,207,948

Cash and Cash Equivalents

For purposes of cash flows, cash and cash equivalents include cash on hand, bank demand accounts, money market accounts, and overnight repurchase agreements having original maturities of less than three months.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS No. 109"), "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Pension Plan

On January 1, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits." SFAS No. 132 revises employers' disclosures about pension and other postretirement benefits. SFAS No. 132 does not change the method of accounting for such plans.

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

Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by "Accounting Principles Board Opinion No. 25," "Accounting for Stock Issued to Employees ("APB Opinion No. 25"), and related interpretations, in accounting for its restricted stock and stock options. As such, compensation expense would be recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price.

Comprehensive Income

On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale securities and is presented in the consolidated statements of shareholders' equity and comprehensive income. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year's presentation.

4.  ACQUISITIONS

In July 1997, the Company purchased the remaining 20% of the outstanding stock of International Transit, Inc. (ITI), a regional truckload carrier, through the issuance of treasury stock. This non-cash transaction has been excluded from the Statements of Cash Flows.

5.  PROPERTIES

                  Properties consist of (in thousands):

         Transportation Properties:                             1998             1997
         -------------------------                              ----             ----

         Road                                                 $340,262         $326,103

         Equipment                                             201,348          194,310

         Miscellaneous Physical Property                         4,765            2,269

         Construction in Progress                                2,300            6,395
                                                              -------------------------
                                                               548,675          529,077

         Less Accumulated Depreciation & Amortization          222,884          213,230
                                                              -------------------------
                                                              $325,791         $315,847
                                                              =========================


         Real Estate Properties:

         Land and Land Improvements                           $181,292         $171,408

         Buildings                                             237,210          194,124

         Construction in Progress                               28,585           21,984
                                                              -------------------------
                                                               447,087          387,516

         Less Accumulated Depreciation & Amortization           51,987           39,691
                                                              -------------------------
                                                              $395,100         $347,825
                                                              =========================

Real estate properties having a net book value of $256.6 million at December 31, 1998 are leased under non-cancelable operating leases with expected aggregate rentals of $164.1 million which are due in years 1998-2003 in the amounts of $41.2, $36.3, $31, $21.9 and $13 million, respectively, and $20.7 million thereafter.

6.  INVESTMENTS

Other investments are held as a development fund created to accumulate capital expected to be required for future improvement of the Company's real estate properties. During 1997, the Company transferred substantially all of its held-to-maturity securities to available-for-sale in support of the Company's real estate development plans. Unrealized gains or losses at the time of transfer were not material to the financial statements. For 1998, there were gross realized gains of $6,975,000 and gross realized losses of $1,095,156 from available-for-sale securities. 1997 and 1996 amounts were insignificant to the consolidated financial statements.

         Investments at December 31, 1998 consist of (in thousands):

                                                       Carrying      Fair     Unrealized  Unrealized
                                              Cost       Value       Value       Gain       (Loss)
                                            --------------------------------------------------------

Short-term Investments
   Trading:
       Cash                                 $    90     $    90     $    90     $    --      $    --
       Tax exempt municipals                $34,827     $34,765     $34,765     $    --      $   (62)
                                            --------------------------------------------------------
Total trading investments                   $34,917     $34,855     $34,855     $    --      $   (62)
                                            ========================================================


Short-term investments
   Available-for-sale:
      Cash                                  $   613     $   613     $   613     $    --      $    --
      Tax exempt municipals                 $ 1,014     $ 1,003     $ 1,003     $    --      $   (11)
                                            --------------------------------------------------------
                                            $ 1,627     $ 1,616     $ 1,616     $    --      $   (11)
                                            --------------------------------------------------------
Total short-term investments                $36,544     $36,471     $36,471     $    --      $   (73)
                                            ========================================================


Other investments
   Available-for-sale
      U.S. Government Securities
         Maturing in 1 to 5 years           $   600     $   646     $   646     $    46      $    --
      Tax exempt municipals
         Maturing in 1 to 5 years           $14,722     $15,265     $15,265     $   543      $    --
         Maturing in 5 to 10 years          $12,010     $12,896     $12,896     $   886      $    --
         Maturing in more than 10 years     $ 4,266     $ 4,240     $ 4,240     $    --      $   (26)
     Other Debt Securities                  $   788     $ 1,292     $ 1,292     $   504      $    --
     Equity Securities                      $   163     $   163     $   163     $    --      $    --
                                            --------------------------------------------------------
Total Other Investments                     $32,549     $34,502     $34,502     $ 1,979      $   (26)
                                            ========================================================

Investments at December 31, 1997 consist of (in thousands):

                                                           Carrying        Fair      Unrealized     Unrealized
                                                 Cost        Value         Value         Gain          (Loss)
                                              ----------------------------------------------------------------

Short-term investments



  Available-for-sale
     U.S. Government securities               $   258       $   258       $   258       $    --        $    --
                                              ----------------------------------------------------------------
                                                  258       $   258       $   258       $    --        $    --
                                              ----------------------------------------------------------------

Other Investments


    Available-for-sale

    U.S. Government securities
         Maturing in 1 to 5 years             $ 7,969       $ 8,020       $ 8,020       $    51        $    --
         Maturing in 5 to 10 years                600           621           621            21             --
    Tax exempt municipals
         Maturing in 1 to 5 years              19,750        20,158        20,158           408             --
         Maturing in 5 to 10 years             18,326        19,304        19,304           978             --
         Maturing in more than 10 years         3,408         3,388         3,388            --            (20)
    Other debt securities                         788         1,690         1,690           902             --
    Equity securities                          15,826        18,860        18,860         3,034             --
                                              ----------------------------------------------------------------
                                              $66,667       $72,041       $72,041       $ 5,394        $   (20)
                                              ================================================================


7.  COLLATERAL TRUST 5% BONDS

There were outstanding at December 31, 1998 and 1997, $11,956,100 and $12,185,100, respectively, of the Company's Collateral Trust 5% Bonds (the "Bonds") due in 2001. Direct obligations of the U.S. Government, the cash flows from which approximately coincide as to timing and amount with the scheduled interest and principal payments on the Bonds, are held in trust for the purpose of making such payments. Accordingly, the Bonds are considered to be extinguished and, therefore, are not reflected in the Company's financial statements.

8.  INCOME TAXES

Total income tax expense for the years ended December 31, 1998, 1997 and 1996 was allocated as follows (in thousands):

                                                                         1998              1997             1996
                                                                         ----              ----             ----

Income from continuing operations                                    $ 26,578          $ 22,822         $ 17,703
Shareholders' equity, for recognition of unrealized
holding gain (loss) on investments available-for-sale                  (1,354)              883               93
                                                                     -------------------------------------------
                                                                     $ 25,224          $ 23,705         $ 17,796
                                                                     ===========================================


Income tax expense attributable to income from continuing operations differed from the amounts computed by applying the statutory federal income tax rate to pretax income as a result of the following:

                                                                         1998              1997              1996
                                                                         ----              ----              ----

Amount computed at statutory federal rate                            $ 24,569          $ 22,035          $ 16,841

Effect of dividends received exclusion and tax-free interest
                                                                       (1,169)             (914)             (908)

State taxes (net of federal benefit)                                    2,499             2,238             1,688

Other (net)                                                               679              (537)               82
                                                                     --------------------------------------------
                                                                     $ 26,578          $ 22,822          $ 17,703
                                                                     ============================================

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are as follows:

                                                                                   1998             1997
                                                                                   ----             ----

Deferred tax assets:
   Accrued casualty and other reserves                                           $  4,938         $  5,096

   Amortization of fiber optic income                                                 122              245

   Other                                                                              431              415
                                                                                 -------------------------
      Total deferred tax asset                                                   $  5,491         $  5,756
                                                                                 -------------------------
Deferred tax liabilities:

   Properties, principally due to differences in depreciation                    $103,751         $101,610

   Deferred gain on land sales                                                     28,456           28,933

   Deferred profit on bonds extinguished                                              945            1,201

   Unrealized holding gain on investments
   available-for-sale                                                                 724            2,078


   Other                                                                            1,943            2,350
                                                                                 -------------------------
          Total deferred tax liabilities                                         $135,819         $136,172
                                                                                 -------------------------
               Net deferred tax liabilities                                      $130,328         $130,416
                                                                                 =========================

There was no valuation allowance provided for deferred tax assets as of December 31, 1998 and 1997 as the Company believes the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Included in other current assets are deferred tax assets of $3,135 and $3,468 at December 31, 1998 and 1997, respectively.

9.  SEGMENT INFORMATION

During 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 provides guidance for reporting information about operating segments and other geographic information based on a management approach.

Under the provisions of SFAS 131, the Company determined it has three reportable operating segments. These are the transportation rail segment, transportation trucking segment and realty segment. The transportation rail segment provides rail transportation for a variety of commodities along the East Coast of Florida between Jacksonville and Miami. The transportation trucking segment provides truckload transportation for a wide range of general commodities throughout the midwest and southeastern United States. The realty segment is engaged in the development, leasing, management, operation and sales of its property.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the transportation segment's performance based on operating profit or loss from operations before other income and income taxes. Operating profit is operating revenue less directly traceable costs and expenses. The Company evaluates the realty segment based on operating profit and EBITDA. EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization. EBITDA excludes other income. EBITDA is considered a key financial measurement in the realty industry.

Intersegment revenues for transactions between the transportation rail and transportation trucking segments are based on quoted rates, which are believed to approximate the cost that would have been incurred had similar services been obtained from an unrelated third party.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

Information by industry segment follows (in thousands):

                                            1998              1997                1996
                                            ----              ----                ----

OPERATING REVENUES:
  External customers:
    Transportation-Rail                $ 165,005         $ 158,075           $ 147,787
    Transportation-Trucking               29,774            26,911              25,171
    Realty                                52,997            65,534              35,073
                                       -----------------------------------------------
                                         247,776           250,520             208,031

 Intersegment:
    Transportation-Rail                    4,740             3,512               2,709
    Realty                                   152               495                 427
                                       -----------------------------------------------
                                       $ 252,668         $ 254,527           $ 211,167
                                       ===============================================

OPERATING PROFIT (LOSS):
  Transportation-Rail                  $  44,471         $  40,589           $  26,032
  Transportation-Trucking                     48               (73)                 93
  Realty                                  15,956            16,193              12,562
                                       -----------------------------------------------
                                       $  60,475         $  56,709           $  38,687
                                       ===============================================

EBITDA-REALTY:                         $  29,455         $  25,032           $  20,380
                                       ===============================================

IDENTIFIABLE ASSETS:

  Transportation-Rail                  $ 422,081         $ 392,647           $ 365,650
  Transportation-Trucking                  8,062             7,451               7,147
  Realty                                 434,778           422,851             406,487
                                       -----------------------------------------------
                                       $ 864,921         $ 822,949           $ 779,284
                                       ===============================================

CAPITAL EXPENDITURES:
  Transportation-Rail                  $  26,725         $  13,151           $  14,430
  Transportation-Trucking                    150               136                 167
  Realty                                  62,153            45,806              41,036
                                       -----------------------------------------------
                                       $  89,028         $  59,093           $  55,633
                                       ===============================================

DEPRECIATION AMORTIZATION
  Transportation-Rail                  $  15,751         $  14,803           $  15,361
  Transportation-Trucking*                   647               564                 492
  Realty                                  12,487             8,731               7,653
                                       -----------------------------------------------
                                       $  28,885         $  24,098           $  23,506
                                       ===============================================


*-Includes amortization of goodwill of $469,000, $405,000, and $340,000 for 1998, 1997 and 1996, respectively.

The following table provides reconciliation of reportable operating segment revenues, operating profit, and assets to the Company's consolidated totals:

                                                             1998            1997            1996
                                                             ----            ----            ----

REVENUES:

Total revenues for reportable segments                   $ 252,668       $ 254,527       $ 211,167
Elimination of intersegment revenues                        (4,892)         (4,007)         (3,136)
                                                         -----------------------------------------
  Total consolidated revenues                            $ 247,776       $ 250,520       $ 208,031
                                                         =========================================

OPERATING PROFIT:

Total profit for reportable segments                     $  60,475       $  56,709       $  38,687
Unallocated amounts:
  General corporate expenses                                (2,638)         (4,387)         (1,081)
                                                         -----------------------------------------
  Operating profit                                       $  57,837       $  52,322       $  37,606
                                                         =========================================

ASSETS

Total assets for reportable segments                     $ 864,921       $ 822,949       $ 779,284
Unallocated amounts:
  General corporate assets                                   2,834           2,541          10,397
                                                         -----------------------------------------
  Consolidated total                                     $ 867,755       $ 825,490       $ 789,681
                                                         =========================================


10.  ACCRUED CASUALTY AND OTHER RESERVES AND OTHER LONG-TERM LIABILITIES

Accrued casualty reserves and other long-term liabilities increased approximately $2.8 million which primarily represented an accrued benefit liability for the Pension Plan established for senior management at the November 1998 Board of Directors' meeting.

The Company maintains comprehensive liability insurance for bodily injury and property claims for risks with respect to losses for third-party liability, property damage and group health insurance coverage provided employees but maintains a significant self-insured retention for these exposures. The Company is the defendant and plaintiff in various lawsuits resulting from its operations. In the opinion of management, adequate provision has been made in the financial statements for the estimated liability which may result from disposition of such matters.

The Company is subject to proceedings arising out of environmental laws and regulations, which primarily relate to the disposal and use of fuel and oil used in the transportation business. It is the Company's policy to accrue environmental cleanup costs when it is probable that a liability has been incurred and an amount can be reasonably estimated. As assessments and cleanups proceed, these accruals are reviewed and adjusted.

FECR has been named as a potentially responsible party ("PRP") by the United States Environmental Protection Agency ("USEPA") for the remediation of three designated Superfund sites. On the first site, the USEPA has alleged that FECR caused certain materials, including waste oil, to be disposed at the site over a period of years. The USEPA has offered all named PRPs an opportunity to participate in its new pilot allocation program. This program is similar to binding arbitration. Since FECR is participating in this program, its share of the liability for the remediation will be fixed. FECR believes that its liability for the remediation of the site will not be material.

On the second site, FECR was contacted by the USEPA during 1996, seeking reimbursement of costs associated with the remediation of a site in Hialeah, Florida, part of which includes a FECR right-of-way. An individual operated a business on this site for a number of years. The owner of the business slightly encroached upon FECR's right-of-way. Upon discovering this, FECR entered into a lease agreement with the business owner rather than require the building be removed. The individual has ceased doing business. The USEPA is seeking reimbursement from FECR on the grounds that FECR was an "owner" of the site. FECR had no involvement in the contamination but has been named as a PRP solely as a result of its ownership of the encroachment property. The ultimate cost, if any, is not expected to be material.

The third Superfund site is located in Portsmouth, Virginia. A settlement (approved by the court and USEPA) between the owner of the site and FECR was achieved in late 1996 for $202,247. Unless additional impacts are found beyond the original clean-up, FECR will have no further liability at the site.

FECR has recently become aware that contaminants, from historic railroad operations in a yard adjacent to its railroad right-of-way may have migrated through the movement of groundwater off-site. FECR is working closely with the Florida Department of Environmental Protection to investigate this matter, and to develop an appropriate plan of remediation, if required as a result of the investigation. Possible alternatives include natural attenuation. Based on information available to FECR as of the date of this report, the costs of investigating and addressing this possible migration are not expected to be material or cause material changes in the business.

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

It is difficult to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity, or results of operations of the Company. A reserve for potential environmental liabilities amounted to $2.0 million for 1998, as well as 1997. Environmental liabilities will be paid over an extended period and the timing of such payments cannot be predicted with any confidence.

GCC, a wholly-owned subsidiary of the Company, entered into an agreement with the State of Florida Department of Transportation to furnish all land necessary for the construction of the NW 106th Street Interchange on the Homestead Extension of the Florida Turnpike and to subsidize any annual operating deficit of the Department for 15 years related to the interchange which is not covered by toll revenues. The maximum assessment amount over the 15 years would be approximately $9.3 million with no annual assessment to exceed approximately $1.1 million. No assessment or related accruals to this agreement have been made.

11.  RETIREMENT PLANS

The Company sponsors three 401(k) plans. Contributions are at the employee's discretion with upper limits of 10% of compensation before taxes subject to maximum limits imposed by the IRS ($10,000 in 1998) and an additional contribution up to 10% of after tax compensation, also subject to maximum limits imposed by the IRS. In 1998, total contributions, including the Company's match, if any, were limited by IRS regulations to $30,000.

401(k) Plan for Salaried Employees

The amounts of matching contributions by the Company for this plan covering the years 1998, 1997 and 1996 were approximately $356,000, $334,000 and $351,000, respectively. The expenses associated with this plan were approximately $14,000, $13,000 and $12,000 in 1998, 1997 and 1996, respectively. In accordance with the terms of the plan, in 1998, the Company matched the employee's contributions $1.00 for $1.00 up to the first $1,200 contributed by the employee. For employee contributions in excess of $1,200, the Company matches $.25 for every $1.00 in pretax employee contributions.

401(k) Plan for Hourly Wage Employees and/or Employees Covered by Collective Bargaining Agreement

This is a non-contributory plan and was instituted in April 1995. The expenses associated with this plan were approximately $5,737 in 1998, $6,400 in 1997 and $4,200 in 1996, respectively.

International Transit, Inc. (401(k) Plan

In 1998, the Company matched employee contributions $.25 for each $1.00 contributed up to contributions totaling 6% of employee's compensation. The amounts of matching contributions by the Company were approximately $23,000 and $22,000 for 1998 and 1997, respectively. The Company did not match contributions in 1996. Expenses for this plan were approximately $5,000 and $1,000 for 1998 and 1997, respectively.

Pension Plan

During 1998, the Company adopted a non-funded defined benefit plan covering nine officers of the Company. The benefits are based on years of service and the employee's compensation during the five years before retirement. The cost of this program is being funded on a current basis; however, the Company has accrued approximately $3.8 million for liability under the plan.

The following sets forth the plans benefit obligation and unfunded status at December 31, 1998 (in thousands):

CHANGE IN BENEFIT OBLIGATION:

Benefit obligation at beginning of year                        $     0
Service cost                                                        30
Interest cost                                                       48
Amendments - initial year of adoption                            4,295
                                                               -------
Benefit obligation and unfunded status at end of
year                                                             4,373
                                                               -------

Unrecognized prior service cost                                 (4,212)
                                                               -------
Accrued benefit cost                                           $   161
                                                               =======


AMOUNTS RECOGNIZED IN THE CONSOLIDATED
BALANCE SHEET (IN THOUSANDS):


Accrued benefit liability                                      $(3,746)
Intangible asset                                               $ 3,585


COMPONENTS OF NET PERIODIC BENEFIT COST:


Service cost                                                   $    30
Interest cost                                                       48
Amortization of prior service
cost                                                                83
                                                               -------
Net periodic benefit cost                                      $   161
                                                               =======


WEIGHTED-AVERAGE ASSUMPTIONS
AS OF DECEMBER 31:


DISCOUNT RATE                                                     6.75%
RATE OF COMPENSATION INCREASE                                     5.00%

12.  COMPREHENSIVE INCOME

The related tax effects allocated to each component of other comprehensive income are as follows:

                                                                                  TAX
                                                                BEFORE-TAX      (EXPENSE)      NET-OF-TAX
BALANCE AT DECEMBER 31, 1996                                      AMOUNT       OR BENEFIT        AMOUNT
                                                                -----------------------------------------

Unrealized gains on securities:
     Unrealized holding gains rising during period              $  2,200       $   (821)       $  1,379
     Less: reclassification adjustment for gains realized
           in  income                                              1,961           (731)          1,230
                                                                -----------------------------------------
     Net unrealized gain on securities                               239            (90)            149
                                                                -----------------------------------------
Other comprehensive income                                      $    239       $    (90)       $    149
                                                                =========================================


                                                                                  TAX
                                                                BEFORE-TAX      (EXPENSE)      NET-OF-TAX
  BALANCE AT DECEMBER 31, 1997                                    AMOUNT       OR BENEFIT        AMOUNT
                                                                -----------------------------------------

Unrealized gains on securities:
     Unrealized holding gains rising during period              $  5,149       $  (1,921)      $  3,228
     Less: reclassification adjustment for gains realized
           in income                                               2,927          (1,091)         1,836
                                                                -----------------------------------------
     Net unrealized gain on securities                             2,222            (830)         1,392
                                                                -----------------------------------------
Other comprehensive income                                      $  2,222       $    (830)      $  1,392
                                                                =========================================


                                                                                  TAX
                                                                BEFORE-TAX      (EXPENSE)      NET-OF-TAX
  BALANCE AT DECEMBER 31, 1998                                    AMOUNT       OR BENEFIT        AMOUNT
                                                                -----------------------------------------

Unrealized gains on securities:
     Unrealized holding gains rising during period              $   2,447      $    (839)      $   1,608
     Less: reclassification adjustment for gains realized
           in income                                                5,880         (2,193)          3,687
                                                                -----------------------------------------
     Net unrealized loss on securities                             (3,433)         1,354          (2,079)
                                                                -----------------------------------------
Other comprehensive income                                      $  (3,433)     $   1,354       $  (2,079)
                                                                =========================================

13. STOCK-BASED COMPENSATION

Effective June 1, 1998, the Company adopted the 1998 Stock Incentive Plan (the "Plan"), whereby awards may be granted to certain employees and non-employee directors of the Company in the form of restricted shares of Company stock or options to purchase Company stock. Awards are discretionary and are determined by the Compensation Committee of the Board of Directors. The total amount of awards available under the Plan is 1.6 million shares.

On October 30, 1998, the Company granted Mr. Robert W. Anestis, Chairman and CEO of the Company, 40,000 restricted shares of the Company's common stock. The restricted shares vest in equal installments on the first five anniversaries of the date of the grant. The Company has recorded deferred compensation of approximately $1.2 million for the unamortized portion of this grant as of December 31, 1998. Compensation expense related to this grant totaled approximately $41,000 in 1998.

During 1998, options were granted to certain officers and non-employee directors of the Company totaling 651,872 shares. The options vest from one to five years from the date of the grant and expire generally 10 years after date of the grant. The options were granted with exercise prices equal to the market price of the Company's stock on the date of grant, which ranged from $27.38 to $29.94. At December 31, 1998, there were 908,128 additional award shares available for the grant under the Plan.

The per share weighted-average fair value of stock options granted during 1998 was $10.63 on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: .36% expected dividend yield, risk-free interest rate of 4.8%, weighted-average expected volatility of 26% and an expected life of 6.3 years.

The Company applies APB No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for the stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

         Net income - pro forma                      $42.3 million

         Per share - pro forma                       $1.17 per share basic and diluted

As of December 31, 1998, 651,872 options were outstanding with a weighted average remaining contractual life of 8.8 years and a weighted average exercise price of $29.72, including 30,000 options currently exercisable at $27.375.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)
    (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                         1998                                            1997
                                                         ----                                            ----
                                     Dec. 31     Sept. 30    June 30     Mar. 31     Dec. 31     Sept. 30    June 30     Mar. 31
                                     -------     --------    -------     -------     -------     --------    -------     -------
Operating Revenues                   $65,215     $63,732     $62,072     $56,757     $59,168     $60,907     $71,007     $59,438
Other Income                         $ 4,299     $ 2,060     $ 2,986     $ 3,017     $ 2,529     $ 2,797     $ 3,013     $ 2,296
Operating Expenses                   $51,643     $45,129     $46,664     $46,503     $45,537     $44,485     $59,831     $48,346
Net Income                           $10,715     $12,967     $11,652     $ 8,287     $10,896     $12,011     $ 8,863     $ 8,365
Basic and diluted net income per
share                                $  0.29     $  0.36     $  0.32     $  0.23     $  0.31     $  0.33     $  0.24     $  0.23
================================================================================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions "Election of Directors-Nominees," "General Information Relating to the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions "Election of Directors-Executive Compensation" and "Retirement Plans" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the captions "Election of Directors-Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the captions "Election of Directors-Compensation Committee Interlocks and Insider Participation," "Independent Certified Public Accountants" and "Other Matters" in the Proxy Statement is incorporated herein by reference.

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

(b)      REPORTS ON FORM 8-K

         1.  Filed November 11, 1998:

         Company announced the retirement of C.F. Zellers, Jr. as CEO, and the selection of Robert W. Anestis as the new Chairman, President and CEO effective January 1, 1999.

                       FLORIDA EAST COAST INDUSTRIES, INC.

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                                  [ITEM 14(A)]

                                                                                             Reference
                                                                                             Form 10-K
                                                                                            Page Number
                                                                                            -----------
Consolidated Statements of Income and Retained Earnings
for each of the three years ended December 31, 1998                                               28

Consolidated Balance Sheets at December 31, 1998 and 1997                                         29

Consolidated Statements of Changes in Shareholders' Equity
and Comprehensive Income                                                                          30

Consolidated Statements of Cash Flows for each of the three years in the period
ended December 31, 1998                                                                           31

Notes to Consolidated Financial Statements                                                     32-46

Independent Auditors' Report                                                                      27

Financial Statement Schedules:
  II-Valuation and Qualifying Accounts                                                            53
  III-Real Estate and Accumulated Depreciation                                                 54-55

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

                       FLORIDA EAST COAST INDUSTRIES, INC.

                                INDEX TO EXHIBITS
                                 (ITEM 13[A] 3.)

 S-K
Item 601                   Documents                                                      Page Number
--------                   ---------                                                      -----------
(3)(a)                     Articles of Incorporation                                          *

(3)(b)                     By-Laws                                                            *

(10)                       Management Agreement dated November 1,                             56
                           1998, between Florida East Coast Industries, Inc.
                           and RailCar Management, Inc.

(10)                       Asset Management Agreement dated January 1,
                           1998, between Gran Central Corporation and The
                           St. Joe Company as reported in third quarter 1998
                           Form 10-Q.                                                         **

(21)                       Subsidiaries of Florida East Coast Industries, Inc.                51

(24)                       Power of Attorney                                                  52

*Incorporated herein by reference to Exhibits filed in connection with Florida East Coast Industries, Inc.'s Registration Statement on Form S-14 as filed with the Securities and Exchange Commission on February 17, 1984 (File No. 2-89530).

**Incorporated herein by reference to Exhibits filed in the third quarter 1998 Form 10-Q.

                                   SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 1999.

FLORIDA EAST COAST INDUSTRIES, INC.
------------------------------------
           (Registrant)

By:/s/ T. Neal Smith
   ----------------------------------------------
   T. Neal Smith, Vice President & Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

R.W. Anestis*                                              W.L. Thornton*
-------------------------------------------------          --------------------------------------
R.W. Anestis Chairman, President, Chief Executive          W. L. Thornton, Director - 3/15/99
Officer and Director - 3/15/99


R.S. Ellwood*                                              J.C. Belin*
-------------------------------------------------          --------------------------------------
R.S. Ellwood, Director - 3/15/99                           J.C. Belin, Director - 3/15/99


J.N. Fairbanks*                                            A.C. Harper*
-------------------------------------------------          --------------------------------------
J.N. Fairbanks, Director - 3/15/99                         A.C. Harper, Director - 3/15/99


A. Henriques*                                              J.J. Parrish, III*
-------------------------------------------------          --------------------------------------
A. Henriques, Director - 3/15/99                           J.J. Parrish, III, Director - 3/15/99


P.S. Rummell*                                              T. Neal Smith*
-------------------------------------------------          --------------------------------------
P.S. Rummell, Director - 3/15/99                           By: T. Neal Smith, Attorney-in-Fact


G.P. West*
-------------------------------------------------
G.P. West, Treasurer & Asst. Secretary - 3/15/99

*Such signature has been affixed pursuant to Power of Attorney.

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

                                        Florida East Coast Deliveries, Inc.
                                        Railroad Concrete Crosstie Corporation
                                        Railroad Track Construction Company

                                        Gran Central Corporation

                                        Dade County Land Holding Company, Inc.

                                        International Transit, Inc.

                       FLORIDA EAST COAST INDUSTRIES, INC.
 SCHEDULE II (CONSOLIDATED) - VALUATION AND QUALIFYING ACCOUNTS - FOR THE THREE YEARS
                     ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)



                                           Balance at                       Additions
                                           Beginning                         Charged                                 Balance at
                                            of Year                         to Expense             Payments         End of Year
                                            -------                         ----------             --------         -----------
RESERVES INCLUDED IN LIABILITIES

1998
    Casualty and other reserves              $11,434                          $3,733                 $4,559           $10,608  [a]
                                             =======                          ======                 ======           =======


1997
    Casualty and other reserves              $10,776                          $6,596                 $5,938           $11,434  [a]
                                             =======                          ======                 ======           =======


1996
    Casualty and other reserves              $11,221                          $6,205                 $6,650           $10,776  [a]
                                             =======                          ======                 ======           =======


[a] Includes $4,992, $5,143 and $5,038 in current liabilities at December 31, 1998, December 31, 1997 and December 31, 1996, respectively. The remainder is included in "Accrued Casualty Reserves and Other Long-Term Liabilities."

                       FLORIDA EAST COAST INDUSTRIES, INC.
     SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND ACCUMULATED DEPRECIATION
                        DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                        Initial Cost to Company               Carried at Close of Period
                                                        -----------------------               --------------------------
                                                                   Costs Capitalized
                                                                      Subsequent to   Land & Land   Buildings and
                   Description             Encumbrances       Land     Acquisition    Improvements  Improvements   Total
                   -----------             ------------       ----     -----------    ------------  ------------   -----
Duval County
   Office Buildings (9)                     -0-              $6,550    $71,144         $12,930       $64,764       $77,694
   Office/Showroom/Warehouses (8)           -0-               2,931     43,329           6,758        39,502        46,260
   Office/Warehouses (2)                    -0-               1,806      9,935           3,833         7,908        11,741
   Front Load Warehouse                     -0-                  30      2,546             409         2,167         2,576
   Rail Warehouses                          -0-                  36      2,865             694         2,207         2,901
   Land w/Infrastructure                    -0-               4,504      6,163          10,667             0        10,667
   Unimproved Land & Misc. Assets           -0-               6,969        469           6,969           469         7,438

St. Johns County
   Unimproved Land                          -0-               3,039          0           3,039             0         3,039

Flagler County
   Unimproved Land                          -0-               4,403          0           4,403             0         4,403

Volusia County
   Unimproved Land                          -0-               3,627          0           3,627             0         3,627

Brevard County
   Unimproved Land                          -0-               9,387          0           9,387             0         9,387

Putnam County
   Unimproved Land                          -0-                   2          0               2             0             2

Indian River County
   Unimproved Land                          -0-                   1          0               1             0             1

St. Lucie County
   Unimproved Land                          -0-                 643          0             643             0           643

Martin County
  Land w/Infrastructure                     -0-               3,638      1,514           5,152             0         5,152
   Unimproved Land                          -0-               1,414          0           1,414             0         1,414

Seminole County
   Unimproved Land                          -0-                   2          0               2             0             2

Palm Beach County
   Office/Showroom/Warehouse (1)            -0-                 217      2,880             599         2,498         3,097
   Rail Warehouses (2)                      -0-                 461      4,241             557         4,145         4,702
   Cross Docks (2)                          -0-                 274      3,629           1,262         2,641         3,903
   Unimproved Land                          -0-               2,433          0           2,433             0         2,433

                                                                           Depreciable Life Used
                                                                             in Calculation in
                                           Accumulated   Date Capitalized      Latest Income
                                           Depreciation     or Acquired          Statement
                                           ------------  ----------------   ----------------------
Duval County
   Office Buildings (9)                      $11,413         1985              3 to 40 years
   Office/Showroom/Warehouses (8)              8,006         1987              3 to 40 years
   Office/Warehouses (2)                       1,382         1994              3 to 40 years
   Front Load Warehouse                          101         1998              3 to 40 years
   Rail Warehouses                               118         1998              3 to 40 years
   Land w/Infrastructure                       1,014                           3 to 40 years
   Unimproved Land & Misc. Assets                215         1998                    5 years

St. Johns County
   Unimproved Land                                 0      Various

Flagler County
   Unimproved Land                                 0      Various

Volusia County
   Unimproved Land                                 0      Various

Brevard County
   Unimproved Land                                 0      Various

Putnam County
   Unimproved Land                                 0      Various

Indian River County
   Unimproved Land                                 0      Various

St. Lucie County
   Unimproved Land                                 0      Various

Martin County
  Land w/Infrastructure                          278      Various
   Unimproved Land                                 0      Various

Seminole County
   Unimproved Land

Palm Beach County
   Office/Showroom/Warehouse (1)               1,089                           3 to 40 years
   Rail Warehouses (2)                         1,486                           3 to 40 years
   Cross Docks (2)                             1,323                           3 to 40 years
   Unimproved Land                                 0


                       FLORIDA EAST COAST INDUSTRIES, INC.
     SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND ACCUMULATED DEPRECIATION
                        DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                          Initial Cost to Company             Carried at Close of Period
                                          -----------------------    --------------------------------------------
                                                                     Costs Capitalized
                                                                     -----------------
                                                                      Subsequent to   Land & Land   Buildings and
                                                                      -------------   -----------   -------------
                   Description             Encumbrances       Land     Acquisition    Improvements  Improvements       Total
                   -----------             ------------       ----     -----------    ------------  ------------       -----
Broward County
   Rail Warehouse (1)                       -0-                   85     1,708                405        1,388         1,793
   Land w/Infrastructure                    -0-                5,431       370              5,801            0         5,801
   Unimproved Land                          -0-                2,418         1              2,419            0         2,419

Manatee County
   Unimproved Land                          -0-                  101         0                101            0           101

Dade County
   Double Front Load Warehouse (1)          -0-                  972     6,176              1,986        5,162         7,148
   Rail Warehouses (6)                      -0-                4,283    25,158              8,119       21,322        29,441
   Office/Showroom/Warehouses (5)           -0-                2,442    17,584              5,766       14,260        20,026
   Office/Warehouses (8)                    -0-                4,444    31,923              9,345       27,022        36,367
   Front Load Warehouses (8)                -0-                4,819    26,067              9,782       21,104        30,886
   Office/Service Center (1)                -0-                  344     3,495                873        2,966         3,839
   Cross Dock (1)                           -0-                  137     1,018                137        1,018         1,155
   Transit Warehouse (1)                    -0-                    3       217                  3          217           220
   Land w/Infrastructure                    -0-               25,223    10,327             35,550            0        35,550
   Unimproved Land & Misc. Assets           -0-               13,816       394             14,210            0        14,210

Orange County
   Office Building (1)                      -0-                1,276    12,123              2,274       11,125        13,399
   Office/Showroom/Warehouse (1)            -0-                1,543     6,006              2,411        5,138         7,549
   Land w/Infrastructure                    -0-                6,672       844              7,329          187         7,516

               TOTALS                                       $126,376  $292,126           $181,292     $237,210      $418,502
                                                            ========  ========           ========     ========      ========



                                                                           Depreciable Life Used
                                                                           ---------------------
                                                                             in Calculation in
                                                                            -----------------
                                           Accumulated   Date Capitalized     Latest Income
                                           -----------   ----------------     -------------
                                           Depreciation   or Acquired          Statement
                                           ------------   -----------          ---------
Broward County
   Rail Warehouse (1)                           751          1986              3 to 40 years
   Land w/Infrastructure                          4          1992              3 to 40 years
   Unimproved Land                                        Various

Manatee County
   Unimproved Land                                        Various

Dade County
   Double Front Load Warehouse (1)            1,442          1993              3 to 40 years
   Rail Warehouses (6)                        5,425          1988              3 to 40 years
   Office/Showroom/Warehouses (5)             4,850          1988              3 to 40 years
   Office/Warehouses (8)                      4,791          1990              3 to 40 years
   Front Load Warehouses (8)                  5,255          1991              3 to 40 years
   Office/Service Center (1)                    427          1994              3 to 40 years
   Cross Dock (1)                               327          1987              3 to 40 years
   Transit Warehouse (1)                          3       Various              3 to 40 years
   Land w/Infrastructure                      1,754       Various              3 to 40 years
   Unimproved Land & Misc. Assets                 0       Various              3 to 40 years

Orange County
   Office Building (1)                          394                            3 to 40 years
   Office/Showroom/Warehouse (1)                128                            3 to 40 years
   Land w/Infrastructure                         11          1995              3 to 40 years

               TOTALS                      $ 51,987
                                           ========


        Notes:
             (A) The aggregate cost of real estate owned at December 31, 1998 for federal income tax purposes is approximately $328,810,000.

             (B) Reconciliation of real estate owned (in thousands of dollars):

                                                             1998                       1997                       1996
                                                             ----                       ----                       ----
                 Balance at Beginning of Year             $365,532                   $333,830                   $266,673
                 Amounts Capitalized                        62,153                     45,806                     67,589
                 Amounts Retired or Adjusted                (9,183)                   (14,104)                      (432)
                                                           --------                   --------                   --------
                 Balance at Close of Period               $418,502                   $365,532                   $333,830
                                                           ========                   ========                   ========

             (C) Reconciliation of accumulated depreciation (in thousands of dollars):

                 Balance at Beginning of Year             $39,691                    $33,507                    $25,922
                 Depreciation Expense                      12,487                      8,731                      7,653
                 Amounts Retired or Adjusted                 (191)                    (2,547)                       (68)
                                                          -------                    -------                    -------
                 Balance at Close of Period               $51,987                    $39,691                    $33,507