Form 10-Q
period 1999-03-31
FLORIDA EAST COAST INDUSTRIES INC
filed 1999-05-17
CIK 740796

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q



     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                                                 --------------
                                       OR

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

                         Commission File Number 2-89530
                                                -------

                       Florida East Coast Industries, Inc.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Florida                                             59-2349968
-------------------------------                              -------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

One Malaga Street, St. Augustine, FL                                32084
----------------------------------------                          ----------
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

                                 Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              Class                          Outstanding at March 31, 1999
              -----                          -----------------------------
Common Stock-no par value                       36,338,860 shares
Collateral Trust 5% Bonds                       $11,956,100

                       FLORIDA EAST COAST INDUSTRIES, INC.

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                                Index                                               Page Numbers
                                -----                                               ------------

           Consolidated Condensed Balance Sheets -
               March 31, 1999 and December 31, 1998                                        2

           Consolidated Condensed Statements of Income -
               Quarter Ended March 31, 1999 and 1998                                       3

           Consolidated Statements of Cash Flows -
               Quarter Ended March 31, 1999 and 1998                                       4

           Notes to Consolidated Condensed Financial Statements                            5-8

Item 2.  Management's Discussion and Analysis of the Consolidated
           Financial Condition and Results of Operations

           Comparison of First Quarter 1999 versus First Quarter 1998                      9-12

           Changes in Financial Condition, Liquidity and Capital Resources                12

Item 3.  Quantitative and Qualitative Disclosure about Market Risk                        13

                                     Part II

                                OTHER INFORMATION

Item 1.  Legal Proceedings                                                                13

Item 5.  Other Information                                                                14-15

Item 6.  Exhibits and Reports on Form 8-K                                                 15-16

                       FLORIDA EAST COAST INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                     March 31                 December 31
                                                                                   -------------            ----------------
                                                                                       1999                      1998
                                                                                   -------------            ----------------
                                                                                   (Unaudited)
Assets
Current Assets:
  Cash and cash equivalents                                                     $        65,928         $            14,450
  Short-term investments                                                                 43,146                      36,471
  Accounts receivable (net)                                                              29,193                      29,282
  Materials and supplies                                                                  9,623                      10,131
  Other current assets                                                                   10,412                      10,482
                                                                                   -------------            ----------------
     Total current assets                                                               158,302                     100,816

Other Investments                                                                        24,355                      34,502

Properties, Less Accumulated Depreciation and Amortization                              699,756                     720,891

Other Assets and Deferred Charges                                                        13,880                      11,546
                                                                                   -------------            ----------------
Total Assets                                                                    $       896,293         $           867,755
                                                                                   =============            ================


Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable                                                              $        26,433         $            26,559
  Income taxes                                                                           10,810                       1,446
  Accrued property taxes                                                                  3,239                         308
  Accrued casualty and other reserves                                                     4,992                       4,992
  Other accrued liabilities                                                               2,468                       2,998
                                                                                   -------------            ----------------
     Total current liabilities                                                           47,942                      36,303

Deferred Income Taxes                                                                   133,979                     133,463

Accrued Casualty and Other Long-Term Liabilities                                         12,183                      11,158
Shareholders' equity:
  Common stock, no par value; 50,000,000 shares authorized;
   37,137,944 shares issued; 36,338,860 and 36,286,360 shares                            62,343                      62,000
   outstanding at March 31, 1999 and 1998, respectively.
  Retained earnings                                                                     649,975                     634,126
  Accumulated other comprehensive income-unrealized gain on securities (net)                667                       1,217
  Restricted stock deferred compensation                                                 (1,441)                     (1,157)
  Treasury stock at cost (799,084 shares)                                                (9,355)                     (9,355)
                                                                                   -------------            ----------------
     Total shareholders' equity                                                         702,189                     686,831
                                                                                   -------------            ----------------
Total Liabilities and Shareholders' Equity                                      $       896,293         $           867,755
                                                                                   =============            ================



                            (See accompanying notes)

                       FLORIDA EAST COAST INDUSTRIES, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)

                                                                                  QUARTER ENDED MARCH 31
                                                                                    1999                      1998
                                                                          --------------           ---------------
Transportation:
  Transportation Revenues                                                $        46,928          $         46,808
  Transportation Operating Expenses                                              (36,732)                  (38,106)
                                                                          ---------------          ----------------
    Transportation Income                                                $        10,196          $          8,702
                                                                          ---------------          ----------------

Realty:
  Realty Operating Revenues                                              $        13,216          $          9,680
  Realty Operating Expenses                                                       (8,803)                   (7,754)
  Realty Sales                                                                    50,405                       269
  Cost of Sales                                                                  (39,080)                      (71)
                                                                          ---------------          ----------------
    Realty Income                                                        $        15,738          $          2,124
                                                                          ---------------          ----------------

Corporate General & Administrative                                       $          (911)         $           (572)
                                                                          ---------------          ----------------

Operating Profit                                                         $        25,023          $         10,254

Other Income (net)                                                       $         1,772          $          3,017
                                                                          ---------------          ----------------

Income before Income Taxes                                               $        26,795          $         13,271

Provision for Income Taxes:
  Current                                                                $        (9,298)         $         (4,727)
  Deferred                                                                          (741)                     (257)
                                                                          ---------------          ----------------
    Total Income Taxes                                                   $       (10,039)         $         (4,984)
                                                                          ---------------          ----------------

Net Income                                                               $        16,756          $          8,287
                                                                          ---------------          ----------------


Per Share Data:
  Basic & Diluted Net Income Per Share                                   $          0.46          $           0.23
                                                                          ===============          ================

Average shares outstanding, basic                                             36,334,693                36,286,360

Average shares outstanding, assuming dilution                                 36,353,956                36,286,360



                            (See accompanying notes)

                       FLORIDA EAST COAST INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                              QUARTER ENDED MARCH 31
                                                                                 1999              1998
                                                                           ----------       -----------
Cash Flows from Operating Activities:
  Net income                                                             $     16,756     $       8,287
  Adjustments to reconcile net income to cash
           generated by operating activities:
    Depreciation and amortization                                               6,906             6,539
    Loss (gain) on sales and other disposition of properties                  (11,271)             (389)
    Purchase of trading investments (net)                                      (8,265)                0
    Realized gains on investments                                                (365)           (1,286)
    Deferred taxes                                                                741               257
    Stock compensation plans                                                       60                 0

  Changes in operating assets and liabilities:
     Accounts receivable                                                           89             3,456
     Other current assets                                                         578               481
     Other assets and deferred charges                                         (2,334)           (1,676)
     Accounts payable                                                            (126)            1,230
     Income taxes payable                                                       9,364             3,973
     Accrued property taxes                                                     2,931             2,575
     Other current liabilities                                                   (530)             (552)
     Reserves and other long-term liabilities                                   1,025                18
                                                                           -----------      ------------
Net cash generated by operating activities                                     15,559            22,913
                                                                           -----------      ------------

Cash Flows from Investing Activities:
  Purchases of properties                                                     (21,923)          (14,823)
  Purchases of investments:
       Available-for-sale                                                     (23,559)           (6,295)
  Maturities and redemption of investments:
       Available-for-sale                                                      34,885             9,295
  Proceeds from disposition of assets                                          47,423               327
                                                                           -----------      ------------
Net cash used in investing activities                                          36,826           (11,496)
                                                                           -----------      ------------

Cash Flows from Financing Activities:
  Payment of dividends                                                           (907)             (907)
                                                                           -----------      ------------
Net cash provided by and (used in) financing activities                  $       (907)    $        (907)
                                                                           -----------      ------------

Net Increase in Cash and Cash Equivalents                                $     51,478     $      10,510
Cash and Cash Equivalents at Beginning of Year                                 14,450            30,845
                                                                           -----------      ------------
Cash and Cash Equivalents at End of Year                                 $     65,928     $      41,355
                                                                           ===========      ============

Supplemental Disclosure of Cash Flow Information:
  Cash paid for income taxes                                             $         11     $          11
                                                                           ===========      ============
  Cash paid for interest                                                 $         89     $          86
                                                                           ===========      ============



                            (See accompanying notes)

                       FLORIDA EAST COAST INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of March 31, 1999 and December 31, 1998, and the results of operations and cash flows for the three-month periods ended March 31, 1999 and March 31, 1998.

Note 2. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year.

Note 3. The Company is a defendant in a number of lawsuits arising in the ordinary course of business, including bodily injury claims and contract claims. While management of the Company cannot predict the outcome of such litigation and other proceedings, management does not expect these matters to have a materially adverse effect on the consolidated financial condition, cash flows or results of operations of the Company. The Company does carry comprehensive liability insurance for such claims, but maintains a significant self-insured retention amount consistent with the transportation industry's standards.

The Company is subject to proceedings arising out of environmental laws and regulations, which primarily relate to the disposition by others of used oil generated by the Company.

The Company is currently a party to, or involved in legal proceedings directed at the cleanup of three designated Superfund sites. The Company's involvement in these sites is attributed to the sale or delivery of non-RCRA used oil to various parties, which delivered the oil to sites that have now become Superfund sites. Used oil is not a regulated hazardous waste. Although the Company does not believe it has legal liability for the expenses of assessing or remediating the sites, it has accrued its estimated share of the total cleanup costs for these sites. Based upon management's evaluation of the other potentially responsible parties, the Company does not expect to incur additional amounts even though the Company has joint and several liability. Other proceedings involving environmental matters, such as alleged discharge of oil or waste material into water or soil, are pending against the Company. It is difficult to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity or results of operations of the Company.

Gran Central Corporation, a wholly-owned subsidiary of the Company, entered into an agreement with the State of Florida Department of Transportation to furnish all land necessary for the construction of the NW 106th Street Interchange on the Homestead Extension of the Florida Turnpike, and to subsidize any annual operating deficit of the Department for 15 years related to the interchange which is not covered by toll revenues. The maximum assessment amount over the

15 years would be approximately $9.3 million with no annual assessment to exceed $1.1 million. No assessment or related accruals to this agreement have been made to date.

Note 4.  Comprehensive Income

On January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income for the three months ended March 31, 1999 and 1998 was $16.2 and $9.0 million, respectively. This amount differs from net income due to changes in the net unrealized holding gains generated from available-for-sale securities.

Note 5.  Earnings Per Share

The following weighted-average number of shares of common stock were used in the calculations for earnings per share. The diluted weighted-average number of shares includes the net shares that would be issued upon the exercise of stock options and restricted shares (using the treasury stock method).

                                     1999                      1998
                                     ----                      ----
Basic:
  Quarter                         36,334,693                36,286,360
Diluted:
  Quarter                         36,353,956                36,286,360

Note 6.  Reclassification

Certain prior year amounts have been reclassified to conform to the current year's presentation.

The Company has reformatted the Consolidated Condensed Statements of Income to present revenues and expenses by line of business.

Note 7.  Segment Information

During 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS 131 provides guidance for reporting information about operating segments and other geographic information based on a management approach.

Under the provisions of SFAS 131, the Company determined it has three reportable operating segments. These are the transportation rail segment, transportation trucking segment and realty segment. The transportation rail segment provides rail transportation for a variety of commodities along the East Coast of Florida between Jacksonville and Miami. The transportation-trucking segment provides truckload transportation for a wide range of general commodities throughout the Midwest and Southeastern United States. The realty segment is engaged in the development, leasing, management, operation and sales of its commercial and industrial property.

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

Information by industry segment follows (in thousands):

                                                  First Quarter 1999   First Quarter 1998
                                                  ------------------   ------------------
Operating Revenues
  Transportation-Rail                                   $  39,788         $  39,895
  Transportation-Trucking                                   7,140             6,913
  Realty:
    Realty-Rents & Other                                   13,216             9,680
    Realty Sales (gross)                                   50,405               269
                                                        ---------         ---------
  Total Revenues (consolidated)                         $ 110,549         $  56,757

  Intersegment:
  Transportation-Rail                                   $   1,157         $   1,052
  Realty                                                      139                27
                                                        ---------         ---------
  Total Segment Operating Revenues                      $ 111,845         $  57,836
                                                        =========         =========

Operating Profit (Loss) - Segment & Consolidated
  Transportation-Rail                                   $  10,282         $   8,745
  Transportation-Trucking                                     (98)              (46)
  Realty                                                   15,750             2,127
                                                        ---------         ---------
    Segment Operating Profit                               25,934            10,826

Corporate General & Administrative                           (911)             (572)

Other Income (net)                                      $   1,772         $   3,017
                                                        ---------         ---------

Net Income before Taxes                                 $  26,795         $  13,271
                                                        =========         =========

EBITDA-Realty                                           $  18,818         $   4,985
                                                        =========         =========


Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This "Management's Discussion and Analysis" contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are necessarily based on certain assumptions which are subject to risks and uncertainties, including, but not limited to, changes in general economic conditions and changing competition which could cause actual results to differ materially from those indicated. Important factors that could cause such differences include, but are not limited to, contractual relationships, industry competition, regulatory developments, natural events, such as weather conditions, floods and earthquakes, forest fires, the effects of adverse general economic conditions, changes in the real estate markets and interest rates, fuel prices, changes in telecommunications technology and the ultimate outcome of environmental investigations or proceedings and other types of claims and litigation.

Comparison of First Quarter 1999 versus First Quarter 1998

Revenues

         Transportation

Operating revenues in the Company's transportation segments for the first quarter 1999 were approximately $46.9 million, an increase of approximately $.1 million from $46.8 million for the first quarter 1998.

A robust Florida economy continues to support increases in carload traffic offset by decreases in intermodal traffic. FECR handled 40,850 rail carloads in the first quarter 1999, an increase of 4,692 carloads, or 13%. The railroad handled 68,484 intermodal units in the first quarter 1999 versus 79,349 units in the first quarter 1998, a decrease of 10,865, or 13.7%. Carload traffic increases were comprised of increases in aggregate of 13.9%, automotive of 5.6% and all other traffic of 14.9%. The reduction in intermodal business included a 17.2% decrease in containers and a 12.3% decrease in trailers handled. The decline is attributed, in part, to service redesign by a connecting carrier, along with offshore competition for containers destined to South America now being transshipped at Freeport, Bahamas.

Revenues in the trucking segment of the Company increased approximately $230,000 or 3.3% from $6.9 million to $7.1 million when compared to first quarter 1998. This increase was primarily attributable to an increase in shipments between the trucking operation and FECR of 15.8%.

         Realty

Revenues from realty operations increased approximately $13.6 million in first quarter 1999 versus the same period 1998.

                  Sales

Net gain from property sales rose approximately $11.3 million and was primarily represented by the sale of two large properties in South Florida. These two dispositions included approximately 1.2 million square feet of leasable space in two industrial parks. The remaining sales for the quarter included approximately 810 acres of undeveloped land parcels in Manatee County, Florida. The sales of properties during the first quarter 1999 produced approximately $.19 per share of net income after-tax.

                  Rental Operations

Rental revenue increased approximately $3.5 million in the first quarter 1999 compared to first quarter 1998.

Rental revenue generated by the Company's Gran Central Corporation subsidiary was $12.7 million, an increase of 38.8% over the prior period. "Same store" occupancy increased to 91% at March 31, 1999 from 87% at March 31, 1998. New properties totaling 550,000 square feet were added to the portfolio in the first quarter. Rental revenues generated by the Company's railway subsidiary increased $106,000, or 18.6%.

                          Summary of Operating Revenues
                    First Quarter 1999 vs. First Quarter 1998
                                 (in thousands)

                                             First Quarter Ending 3/31

Transportation Operating Revenues        1999           1998          % Change
---------------------------------      -------        -------         --------
  Rail Revenues                        $39,788        $39,896            (.3)
  Trucking Revenues                      7,140          6,912            3.3
                                       -------        -------          -----
  Total Transportation Revenues        $46,928        $46,808             .3

Realty Operating Revenues
-------------------------
  Realty Rental Revenues               $13,216        $ 9,680           36.5
  Net Gain on Realty Sales              11,325            198            --
                                       -------        -------          -----
  Total Realty Revenues                $24,541        $ 9,878          148.4


Expenses

Operating expenses overall remained approximately the same for the first three months of 1999 compared to 1998. Operating expenses for transportation services decreased by approximately $1.4 million, while operating expenses for realty and corporate general and administrative increased by $1.0 million and $.3 million, respectively.

         Transportation

The Railway's operating expenses decreased by approximately $1.5 million, or 3.6% in the first quarter 1999 compared to 1998. This $1.5 million decrease represented decreases of approximately $.6 million in freight car repairs and maintenance, $.6 million in fuel costs, $1.0 million in personal injury accruals, and $.6 million in health and welfare benefits offset by increases of $.6 million represented by accruals for bonuses and pension benefits, $.3 million in equipment rents and $.4 million for various other operating expenses. The trucking segment's operating expenses increased approximately $.2 million in the first quarter 1999 over 1998.

         Realty

Exclusive of sales, realty's operating expenses increased approximately $1.0 million, or 13.5% in the first three months of 1999 versus 1998. Based on same store performance, operating expenses increased only approximately $.1 million, while expenses relating to new properties increased approximately $.5 million. The operating expenses relating to undeveloped properties decreased by approximately $.3 million, while realty corporate overhead increased by approximately $.4 million.

         Corporate

Corporate general and administrative expenses increased by approximately $.3 million in first quarter 1999 over 1998. This increase was comprised of increases of $.1 million in salary and wages and $.2 million in pension costs.

                          Summary of Operating Expenses
                    First Quarter 1999 vs. First Quarter 1998
                                 (in thousands)

                                                     First Quarter Ending 3/31

Transportation Operating Expenses                      1999              1998            % Change
---------------------------------                      ----              ----            --------
  Compensation & Benefits                           $11,870           $12,346                (3.9)
  Materials                                           2,920             3,086                (5.4)
  Purchased Services                                  6,885             6,851                 0.5
  General Expenses                                      720               652                10.4
  Repairs Billed to/by Others                         (342)               481              (171.1)
  Taxes & Licenses                                    1,163             1,145                 1.6
  Fuel                                                1,985             2,676               (25.8)
  Equipment Rents (net)                                 869               510                70.4
  Depreciation                                        3,692             3,648                 1.2
  Casualty & Insurance                                1,037             1,623               (36.1)
  General & Administrative                            5,933             5,088                16.6
                                                    -------           -------             -------
  Total Transportation Operating Expenses           $36,732           $38,106                (3.6)
                                                    -------           -------             -------


Realty Operating Expenses                              1999             1998        % Change
-------------------------                              ----             ----        --------
  Property Management & Maintenance                 $   564          $   392            43.9
  Purchased Services                                    525              439            19.6
  General Expenses                                    1,304            1,058            23.3
  Repairs & Maintenance                                  66              233           (71.7)
  Property Taxes                                      2,276            1,912            19.0
  Depreciation                                        2,787            2,666             4.5
  Casualty & Insurance                                   69             (91)          (175.8)
  General & Administrative                            1,212            1,145             5.9
                                                    -------          -------          ------
  Total Realty Operating Expenses                   $ 8,803          $ 7,754            13.5
                                                    -------          -------          ------

Corporate General & Administrative                  $   911          $   572            59.3
                                                    -------          -------          ------
  Total Consolidated Operating Expenses             $46,446          $46,432              .0
                                                    =======          =======          ======


Other Income

Other income decreased approximately $1.2 million in first quarter 1999 versus 1998. These decreases were comprised of $.1 million in gains on disposition of properties, with the balance resulting from a decrease in investment income as the Company liquidated certain cash investments to fund capital expenditures for transportation projects and new building construction.

Income tax expenses increased to $10.0 million in first quarter 1999 from $5.0 million in 1998, an increase of approximately $5.0 million. Of the $5.0 million increase, approximately $4.2 million was related to the sale of realty properties.

Net income for first quarter 1999 was $16.8 million, or $.46 per basic and diluted earnings per share, an increase of $8.5 million, or $.23 per share over first quarter 1998.


Financial Condition, Liquidity and Capital Resources

FECI's principal sources of liquidity include cash generated from operations; earnings on invested cash; and earnings on its investment portfolios.

Current cash generations are used for capital expenditures in the transportation and realty segments and for payment of dividends.

Cash and short-term investments increased approximately $58.2 million to $109.1 million at March 31, 1999 from $50.9 million on December 31, 1998. This increase was primarily attributed to the closing on sales of two industrial parks in the Miami area at the end of the first quarter. The investment portfolio decreased approximately $10.1 million from $34.5 million on December 31, 1998 to $24.4 million on March 31, 1999 as the Company liquidated cash equivalent investments to fund capital expenditures, including transportation projects and new commercial and industrial building construction. The Company's working capital position changed from 2.78 to 1.00 on December 31, 1998 to 3.30 to 1.00 on March 31, 1999.

Current liabilities increased $11.6 million from year-end 1998 to first quarter 1999. This increase was primarily attributable to increases of $9.4 million in income taxes, and $2.9 million in estimated property taxes offset by decreases in other liabilities of $.7 million. The increase in income taxes was the result of the properties sold during the first quarter 1999. The increase in estimated property taxes was primarily attributable to the payment of those taxes in November 1998, thereby reducing the liability to approximately $.3 million.

Management believes that the cash generated from operations, the Company's liquid resources, and borrowing capacity, if appropriate, will be sufficient to fund the costs of operations, all anticipated capital expenditures, and other obligations of the Company.


Item 3

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



                                     PART II

Item 1

Legal Proceedings

There are no new legal or regulatory proceedings pending or known to be contemplated which, in Management's opinion, are other than normal and incidental to the kinds of businesses conducted by the Company.

Item 5

Other Information

FEC Telecom, Inc.

On May 7, 1999, the Company announced the formation of a wholly-owned subsidiary, FEC Telecom, Inc., a Delaware company. This Company intends to enter the wholesale carrier's carrier telecommunications bandwidth business. FEC Telecom, Inc. will be based in Orlando, Florida and will utilize the Company's telecommunications assets, which include 12,600 fiber miles of dark fiber cable and conduit comprising a 780-mile telecommunication loop in Florida, including along the Company's railroad right-of-way extending from Jacksonville to Miami and in a northwesterly direction through Naples, Fort Myers, Sarasota, Tampa and turning easterly to Orlando and connecting with the railroad right-of-way corridor at Daytona Beach.

The nature and amount of capital expenditures required to transform the dark fiber to active capacity will depend on the needs and service requirements of the Company's telecommunications customers, as well as the nature of relationships with such companies which may include in kind property and technology exchanges.

Year 2000 Compliance

The Company continues to take the necessary action, both with in-house resources, as well as external consulting services, to resolve anticipated Year 2000 issues related to certain of its computer systems. Overall, the Company's Year 2000 Project efforts are proceeding on schedule. Management believes that the four phases of Inventory, Assessment, Conversion and Implementation are approximately 100%, 90%, 60% and 40% complete, respectively, as of March 31, 1999, and anticipates that all mission critical systems should be Year 2000 capable by the third quarter 1999. The Company's readiness efforts continue to be focused on the continued safe operation of its transportation system, employee safety, and the safety of the general public and the environments in which the Company operates.

In mid-1998, the Company determined to revamp and modernize its information systems and management thereof. The Company expects to spend approximately $9.3 million for this effort, which is also addressing Year 2000 issues. This amount includes $2.6 million to upgrade or replace computer hardware; $2.5 million for external consulting service, including remediation efforts, and $4.2 million for software replacements and upgrades. As of March 31, 1999, the Company has committed or expended approximately $5.0 million of the total anticipated information systems upgrade, including $1.6 million for hardware, $1.8 million for external services, and $1.6 million for software upgrades.

During first quarter 1999, the Year 2000 project team accomplished the following key activities:

--       Completed corporate wide inventory and assessment
--       Remediated and unit tested legacy applications
--       Implemented a Y2K "Clean Management" change control process
--       Identified key suppliers and vendors
--       Over 50% completed with conversion
--       Started development of a Year 2000 Business Continuity Plan
--       Completed first stage vendor management
--       Upgraded all "mission critical" components to compliant hardware
--       Implemented Stage 1 of new production systems

Management is making every effort to ensure that the Year 2000 problem will not have any adverse affect on the Company's daily operations and, as such, the Company is developing contingency plans related to the Year 2000 event. The Company maintains a current status of the overall Year 2000 activities on the corporate web site, which can be found at WWW.FECI.COM.


Item 6

Exhibits and Reports on Form 8-K

(a) Exhibit 10. Employment Agreement, Basic Stock Option Agreement, Restricted Stock Agreement and Supplemental Stock Option Agreement between FEC Industries and Robert W. Anestis dated October 30, 1998, effective January 1, 1999.
(b) Exhibit 10. Employment Agreement, Basic Stock Option Agreement, Restricted Stock Agreement and Supplemental Stock Option Agreement between FEC Industries and Robert F. MacSwain dated February 2, 1999.
(c) Exhibit 10. Employment Agreement, Basic Stock Option Agreement, Restricted Stock Agreement and Supplemental Stock Option Agreement between FEC Industries and Heidi J. Eddins dated February 2, 1999.
(d) Exhibit 10. Employment Agreement, Basic Stock Option Agreement, Restricted Stock Agreement, Restricted Stock Agreement (Signing Bonus) and Supplemental Stock Option Agreement between FEC Industries and John D. McPherson dated February 2, 1999.
(e) Agreement for Professional Services between FEC Industries and Carl F. Zellers, Jr. dated January 1, 1999.

     Exhibit 27. Financial Data Schedule (for SEC use only)

Reports on Form 8-K

(a)  Filed January 11, 1999:

     Press Release prepared to urge stockholders to reject unsolicited tender offer by IG Holdings, Inc. to purchase up to 4% of FECI's common stock.

(b)  Filed February 24, 1999:

     Press Release issued to announce the appointments of Robert F. MacSwain as Executive Vice President-Special Projects and Heidi J. Eddins as Senior Vice President, General Counsel and Secretary.






                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             FLORIDA EAST COAST INDUSTRIES, INC.
                                                         (Registrant)


Date: May 17, 1999                           /s/ T.N. Smith
      ------------                           -----------------------------------
                                                  T.N. Smith, Vice President


Date: May 17, 1999                           /s/ G.P. West
      ------------                           -----------------------------------
                                                  G.P. West, Treasurer