Form 10-Q
period 1999-06-30
FLORIDA EAST COAST INDUSTRIES INC
filed 1999-08-16
CIK 740796

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended JUNE 30, 1999
                                                 -------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
           For the transition period from ___________ to _____________

                         Commission File Number 2-89530
                                                -------

                       FLORIDA EAST COAST INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             FLORIDA                                             59-2349968
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

ONE MALAGA STREET, ST. AUGUSTINE, FL                                32084
----------------------------------------                          ---------
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

                                 Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           CLASS                                  OUTSTANDING AT JUNE 30, 1999
           -----                                  ----------------------------
Common Stock-no par value                               36,353,160 shares
Collateral Trust 5% Bonds                              $11,956,100

                       FLORIDA EAST COAST INDUSTRIES, INC.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                      INDEX
                                                                                      PAGE NUMBERS
                                                                                      ------------

              Consolidated Condensed Balance Sheets -
                  June 30, 1999 and December 31, 1998                                        2

              Consolidated Condensed Statement of Income -
                  Three months and six months ending June 30, 1999 and 1998                  3

              Consolidated Condensed Statements of Cash Flows -
                  Six months ending June 30, 1999 and 1998                                   4

              Notes to Consolidated Condensed Financial Statements                           5-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Comparison of Second Quarter 1999 versus Second Quarter 1998
              and Six Months 1999 versus Six Months 1998                                     9-20

              Changes in Financial Condition, Liquidity and Capital Resources                20-21

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                           22

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                   23

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                 23

ITEM 5.  OTHER INFORMATION                                                                   24

ITEM 6.  EXHIBITS AND REPORTS                                                                24-25

                       FLORIDA EAST COAST INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       JUNE 30           DECEMBER 31
                                                                                      ---------           ---------
                                                                                         1999                1998
                                                                                      ---------           ---------

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                           $  57,180           $  14,450
  Short-term investments                                                                 46,132              36,471
  Accounts receivable (net)                                                              27,055              29,282
  Materials and supplies                                                                  6,677              10,131
  Other current assets                                                                   10,868              10,482
  Income taxes                                                                            4,189              (1,446)
                                                                                      ---------           ---------
     Total current assets                                                               152,101              99,370

OTHER INVESTMENTS                                                                        12,457              34,502

PROPERTIES, LESS ACCUMULATED DEPRECIATION AND AMORTIZATION                              721,994             720,891

OTHER ASSETS AND DEFERRED CHARGES                                                         8,527              11,546
                                                                                      ---------           ---------
TOTAL ASSETS                                                                          $ 895,079           $ 866,309
                                                                                      =========           =========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                    $  24,886           $  26,559
  Accrued  property taxes                                                                 6,471                 308
  Accrued casualty and other reserves                                                     4,827               4,992
  Other accrued liabilities                                                               6,263               2,998
                                                                                      ---------           ---------
     Total current liabilities                                                           42,447              34,857

DEFERRED INCOME TAXES                                                                   136,762             133,463

ACCRUED CASUALTY AND OTHER LONG-TERM LIABILITIES                                         11,566              11,158
SHAREHOLDERS' EQUITY:
  Common stock, no par value; 50,000,000 shares authorized;
   37,152,244 shares issued and 36,353,160 shares outstanding
   at June 30, 1999 and 1998, respectively                                               62,735              62,000
  Retained earnings                                                                     652,623             634,126
  Accumulated other comprehensive income-unrealized gain on securities (net)                 13               1,217
  Restricted stock deferred compensation                                                 (1,712)             (1,157)
  Treasury stock at cost (799,084 shares)                                                (9,355)             (9,355)
                                                                                      ---------           ---------
     Total shareholders' equity                                                         704,304             686,831
                                                                                      ---------           ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $ 895,079           $ 866,309
                                                                                      =========           =========



                            (See accompanying notes)

                      FLORIDA EAST COAST INDUSTRIES, INC.*
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                 (Dollars in thousands except per share amounts)
                                   (Unaudited)

                                                             THREE MONTHS                          SIX MONTHS
                                                             ENDED JUNE 30                        ENDED JUNE 30
                                                   -------------------------------       -------------------------------
                                                       1999              1998                1999               1998
                                                   ------------       ------------       ------------       ------------

Operating revenues                                 $     62,006       $     62,073       $    172,555       $    118,829

Operating expenses                                      (50,106)           (46,664)          (135,632)           (93,167)

Special charges                                          (7,487)                 0             (7,487)                 0
                                                   -------------------------------       -------------------------------

Operating profit                                   $      4,413       $     15,409       $     29,436       $     25,662

Other income (net, including special charges)               983              2,985              2,755              6,003
                                                   -------------------------------       -------------------------------

Income before taxes                                       5,396             18,394             32,191             31,665

Provision for income taxes:
  Current                                                (1,478)             6,395              7,820             11,122
  Deferred                                                3,315                346              4,055                604
                                                   -------------------------------       -------------------------------

Total income taxes                                        1,837              6,741             11,875             11,726
                                                   -------------------------------       -------------------------------

Net income                                         $      3,559       $     11,653       $     20,316       $     19,939
                                                   -------------------------------       -------------------------------


Per share data:
  Basic & diluted net income per share             $       0.10       $       0.32       $       0.56       $       0.55
                                                   ===============================       ===============================

Average shares outstanding, basic                    36,286,360         36,286,360         36,286,360         36,286,360

Average shares outstanding, diluted                  36,468,483         36,286,360         36,416,117         36,286,360


*This statement excludes the intersegment revenues shown on Note 8.


                            (See accompanying notes)

                       FLORIDA EAST COAST INDUSTRIES, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                   SIX MONTHS ENDED JUNE 30
                                                                  1999                 1998
                                                                --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $ 20,316             $ 19,939
  Adjustments to reconcile net income to cash
           generated by operating activities:
    Depreciation and amortization                                 14,263               13,345
    Gain on sales and other disposition of properties            (10,471)                (476)
    Purchase of trading investments (net)                        (11,709)                   0
    Realized gains on investments                                   (949)              (2,266)
    Deferred taxes                                                 4,055                  604
    Stock compensation plans                                         180                    0
    Non-monetary fiber optic transaction                               0               (3,011)

  Changes in operating assets and liabilities:
     Accounts receivable                                           2,227                2,516
     Other current assets                                          3,068                  935
     Other assets and deferred charges                             3,019                1,486
     Accounts payable                                             (1,673)                 848
     Income taxes payable                                         (5,635)               3,228
     Accrued property taxes                                        6,163                5,644
     Other current liabilities                                     3,100                 (743)
     Reserves and other long-term liabilities                        408                 (665)
                                                                --------             --------
Net cash generated by operating activities                        26,362               41,384

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of properties                                        (52,407)             (40,738)
  Purchases of investments:
       Available-for-sale                                        (33,977)             (20,527)
  Maturities and redemption of investments:
       Available-for-sale                                         57,061               36,347
  Proceeds from disposition of assets                             47,510                  713
                                                                --------             --------
Net cash provided by (used in) investing activities               18,187              (24,205)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of dividends                                            (1,819)              (1,812)
                                                                --------             --------
Net cash used in financing activities                           $ (1,819)            $ (1,812)

NET INCREASE IN CASH AND CASH EQUIVALENTS                       $ 42,730             $ 15,367
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    14,450               30,845
                                                                --------             --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 57,180             $ 46,212
                                                                ========             ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes                                    $ 13,585             $  7,297
                                                                ========             ========
  Cash paid for interest                                        $    140             $    143
                                                                ========             ========

                            (See accompanying notes)

                       FLORIDA EAST COAST INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  General

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements reflect all accruals and adjustments considered necessary to present fairly the financial position as of June 30, 1999 and December 31, 1998, and the results of operations and cash flows for the six-month periods ended June 30, 1999 and June 30, 1998. Results for interim periods may not be necessarily indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

NOTE 2.  Special Charges

In the second quarter, the Company incurred special charges of approximately $8.2 million related to a work force reduction, including curtailment of a supplemental executive retirement plan first adopted in late 1998, and inventory reductions arising out of a modification to the Company's inventory management practices. Exclusive of the special charges, the Company reported net income of $8.6 million ($.24 per share) for the second quarter and net income of $25.5 million for the six months ended June 30, 1999 ($.70 per share).

NOTE 3.  Commitments and Contingencies

The Company is a defendant in a number of lawsuits arising in the ordinary course of business, including bodily injury claims and contract claims. While the Company cannot predict the outcome of such litigation and other proceedings, management does not expect these matters to have a materially adverse effect on the consolidated financial condition, cash flows or results of operations of the Company. The Company carries comprehensive liability insurance for such claims, but maintains a significant self-insured retention amount consistent with the transportation industry's standards.

The Company is currently a party to, or involved in proceedings with the United States Environmental Protection Agency (USEPA) directed at the cleanup of four sites in Florida. The Company's involvement in three of these sites is attributed to the sale or delivery of used oil to various parties which delivered the oil to sites that now require remediation, or which have been remediated under the direction of USEPA. Used oil is not a regulated hazardous waste. The Company has accrued its estimated share of the total cleanup costs for these sites and, together with other potentially responsible parties, is engaging in discussions with USEPA to resolve these matters. In addition, the Company has been notified by USEPA that the agency intends to seek recovery of certain costs to remediate a portion of a site, which the Company had leased to an adjoining landowner who is alleged to have caused contamination of both the Company's property and the adjacent site. The Company is also engaged in assessment and remediation of three sites owned by the Company pursuant to agreement with the Florida Department of Environmental Protection.

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

NOTE 4.  Comprehensive Income

On January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income for the six months ended June 30, 1999 and 1998 was $19.1 and $20.1 million, respectively. Comprehensive income for the three months ending June 30, 1999 and 1998 was approximately $2.9 and $11.1 million, respectively. These amounts differ from net income due to changes in the net unrealized holding gains generated from available-for-sale securities.

NOTE 5.  Earnings Per Share

The following weighted-average number of shares of common stock were used in the calculations for earnings per share. The diluted weighted-average number of shares includes the net shares that would be issued upon the exercise of stock options and restricted shares (using the treasury stock method).

                                  1999                1998
                                  ----                ----
          BASIC:
            Quarter            36,286,360          36,286,360
            YTD                36,286,360          36,286,360
          DILUTED:
            Quarter            36,468,483          36,286,360
            YTD                36,416,117          36,286,360

NOTE 6.  Reclassification

Certain prior year amounts have been reclassified to conform to the current year's presentation.

NOTE 7.  Segment Information

During 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 provides guidance for reporting information about operating and geographic segments based on a management approach.

Under the provisions of SFAS 131, the Company determined it has three reportable operating segments all within the same geographic area. These are the transportation rail segment, transportation trucking segment and realty segment. The transportation rail segment provides rail freight transportation along the East Coast of Florida between Jacksonville and Miami. The transportation-trucking segment provides truckload transportation for a wide range of general commodities throughout the Midwest and Southeastern United States. The realty segment is engaged in the development, leasing, management, operation and sale of its commercial and industrial property.

The Company evaluates the transportation segments' performance based on operating profit or loss from operations before other income and income taxes. Operating profit is operating revenue less directly traceable costs and expenses. The Company evaluates the realty segment based on operating profit and EBITDA. EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization. EBITDA excludes other income. EBITDA, as a measure of operating cash flow, is considered a key financial performance indicator in the realty industry.

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

INFORMATION BY INDUSTRY SEGMENT (IN THOUSANDS):

                                                             THREE MONTHS                    SIX MONTHS
                                                            ENDED JUNE 30                   ENDED JUNE 30
                                                      -------------------------       -------------------------
                                                        1999             1998           1999             1998
                                                      ---------       ---------       ---------       ---------

Operating Revenues
  Transportation-Rail                                 $  41,309       $  39,877       $  80,075       $  78,798
  Transportation-Trucking                                 7,417           7,484          14,557          14,396
  Transportation-Rail-Fiber Leases                        1,182           3,981           2,204           4,955
  Realty:
    Realty-Rents & Other                                 12,098          10,731          25,314          20,411
    Realty Sales (gross)                                      0               0          50,405             269
                                                      ---------       ---------       ---------       ---------
  Total Revenues (consolidated)                       $  62,006       $  62,073       $ 172,555       $ 118,829

  Intersegment:
  Transportation-Rail                                 $   1,071       $   1,205       $   2,227       $   2,257
  Realty                                                     72              65             211              21
                                                      ---------       ---------       ---------       ---------
  Total Segment Operating Revenues                    $  63,149       $  63,343       $ 174,993       $ 121,107
                                                      =========       =========       =========       =========

OPERATING PROFIT (LOSS) - SEGMENT & CONSOLIDATED
(INCLUSIVE OF SPECIAL CHARGES)

  Transportation-Rail                                 $   4,532       $  12,996       $  14,826       $  21,860
  Transportation-Trucking                                   222              63             124            (100)
  Realty                                                  3,341           2,864          19,078           4,988
                                                      ---------       ---------       ---------       ---------
  Segment Operating Profit                                8,095          15,923          34,028          26,748

Corporate General & Administrative Expenses              (3,682)           (514)         (4,592)         (1,086)

Other Income (net)                                          983           2,985           2,755           6,003
                                                      ---------       ---------       ---------       ---------

INCOME BEFORE TAXES                                   $   5,396       $  18,394       $  32,191       $  31,665
                                                      =========       =========       =========       =========

NET INCOME                                            $   3,559       $  11,653       $  20,316       $  19,939
                                                      =========       =========       =========       =========

EBITDA-REALTY                                         $   6,869       $   5,996       $  25,903       $  11,061
                                                      =========       =========       =========       =========

(Transportion-Rail segment operating profit includes profit from fiber leases.)

NOTE 8.  Dividends

On May 19, 1999, the Company declared a dividend of $.025 (2 1/2 cents) per share on its outstanding common stock, payable June 18, 1999 to shareholders of record June 4, 1999.

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

COMPANY OVERVIEW

In the second quarter 1999, the Company recorded special charges of approximately $8.2 million primarily related to work force reduction in the Company's railway subsidiary, including curtailment of a supplemental executive retirement plan adopted in late 1998, and inventory reductions implemented as a result of improvements in the Company's inventory management practices. Net income, including special charges, amounted to approximately $3.6 million ($.10 per share) for the second quarter compared to net income of $11.7 million ($.32 per share) for the same period 1998. Net income for the six-months' period ending June 30, 1999, including special charges, was $20.3 million ($.56 per share) compared to $19.9 million ($.55 per share) for six months ending June 30, 1998.

Excluding special charges, net income for the quarter ended June 30, 1999 amounted to approximately $8.6 million ($.24 per diluted share) compared to approximately $11.7 million ($.32 per share) for the same period in 1998. This decrease in net income was primarily attributable to a non-recurring, non-monetary gain of approximately $3.0 million recorded in the second quarter 1998 related to an exchange involving ownership of dark fiber optic communication components.

Excluding special charges, net income for the six months ending June 30, 1999 amounted to approximately $25.5 million ($.70 per diluted share) compared to approximately $19.9 million ($.55 per share) for the six months ended June 30, 1998. This increase of approximately $5.6 million for the six months 1999 versus 1998 was primarily represented by sales of realty properties in the first quarter 1999, which resulted in a pre-tax profit of approximately $11.3. In the six-months' period of 1999, operating revenues rose approximately $53.8 million, inclusive of realty sales with gross proceeds of $50.4 million, while operating expenses increased approximately $50.0 million, including costs of realty sales of $39.1 million.

COMPARISON OF SECOND QUARTER 1999 VERSUS SECOND QUARTER 1998 AND SIX MONTHS 1999 VERSUS SIX MONTHS 1998

                         SUMMARY OF OPERATING REVENUES*
                   SECOND QUARTER 1999 VS. SECOND QUARTER 1998
                                 (IN THOUSANDS)

                                           SECOND QUARTER ENDING 6/30

TRANSPORTATION OPERATING REVENUES       1999         1998        % CHANGE
---------------------------------     -------       -------      --------
  Rail Revenues                       $42,379       $41,082        3.16
  Trucking Revenues                     7,417         7,484       (0.90)
  Rail Revenues-Fiber Leases            1,182         3,981       (70.31)
                                      -------       -------       -----
  Total Transportation Revenues       $50,979       $52,547       (2.98)

REALTY OPERATING REVENUES
  Realty Rental Revenues              $12,170       $10,796       12.73
  Realty Sales-Gross                        0             0           0
                                      -------       -------       -----
  Total Realty Revenues               $12,170       $10,796       12.73

                          SUMMARY OF OPERATING REVENUES
                       SIX MONTHS 1999 VS. SIX MONTHS 1998
                                 (IN THOUSANDS)

                                           SIX MONTHS ENDING 6/30

TRANSPORTATION OPERATING REVENUES      1999          1998        % CHANGE
---------------------------------     -------       -------      --------
  Rail Revenues                       $82,302       $81,055        1.54
  Trucking Revenues                    14,557        14,396        1.12
  Rail Revenues-Fiber Leases            2,204         4,955       (55.52)
                                      -------       -------       -----
  Total Transportation Revenues       $96,859       $95,451        1.34

REALTY OPERATING REVENUES
  Realty Rental Revenues              $25,525       $20,432       24.93
  Realty Sales-Gross                   50,405           269        --
                                      -------       -------       -----
  Total Realty Revenues               $75,930       $20,701        --

*Revenue figures include intercompany transactions.

REVENUES

Total operating revenues remained approximately the same at $62.0 million for the second quarter 1999 as compared to second quarter 1998. When comparing six months 1999 with six months 1998, total operating revenues increased approximately $53.7 million primarily attributed to a first quarter 1999 sale of realty properties in the amount of $50.4 million

         TRANSPORTATION-RAIL

SECOND QUARTER

Revenues from the rail subsidiary increased to $42.4 million from $41.1 million, approximately $1.3 million, or 3.0%, when comparing second quarter 1999 with second quarter 1998. A robust Florida economy continues to support increases in rail carload traffic offset by decreases in intermodal traffic. The Company's rail subsidiary, Florida East Coast Railway (FECR), handled 48,700 carload shipments in the second quarter 1999, an increase of 4,548 carloads, or 10.3% over the same period last year. FECR handled approximately 76,000 intermodal units in the second quarter 1999 versus approximately 87,900 units in the second quarter 1998, a decrease of 11,900, or 13.5%. Carload traffic increases were comprised of increases in aggregate of 6.0%, automotive of 10.3%, and all other carload traffic of 23.6%. The reduction in intermodal traffic included a 21.5% decrease in containers, and a 9.6% decrease in trailers handled. The decline is attributed, in part, to service redesign by a connecting carrier, along with offshore competition for intermodal shipments destined to South America now being vessel transshipped at Freeport, Bahamas, rather than through the United States via rail.

SIX MONTHS

The rail revenues increased to $82.3 million from $81.0 million, an increase of $1.3 million, or 1.6%. Carload shipments increased to 89,522 from 80,282, an increase of 9,240 carloads, or 11.5%. Increases in carload shipments were comprised of 9.5% in aggregate, 8.1% in automotive, and 19.5% in all other carload traffic. The increases in carload shipments were offset by decreases in intermodal shipments of 22,690 units, or 13.6%. These decreases in intermodal shipments were comprised of decreases in container shipments of 10,143 units, or 19.5%, and a decrease in trailer shipments of 12,547 units, or 10.9%.

         RAIL REVENUES-FIBER LEASES

Revenue from transportation-rail-fiber leases, comprised generally of annual payments from third party telecommunications companies for licenses or leases for fiber optic cables on the Railway's right-of-way, decreased approximately $2.8 million to $1.2 million compared to $4.0 million in the same period last year, because the second quarter of 1998 included recognition of a non-monetary gain of approximately $3.0 million on an exchange involving fiber optic cables.

         TRANSPORTATION-TRUCKING

Operating revenues generated by the Company's trucking subsidiary remained at approximately $7.4 million for the second quarter 1999 compared with the same period 1998. Operating revenues rose to $14.6 million from $14.4 million for the six months ended 1999 compared to the same period 1998.

         REALTY

SECOND QUARTER

Realty revenues increased to approximately $12.2 million for the second quarter 1999 from approximately $10.8 million for the same period last year, an increase of $1.4 million, or 13%. Of the $1.4 million increase, approximately $1.3 million represented increases in rental revenues generated by the Company's real estate subsidiary, Gran Central Corporation (GCC).

SIX MONTHS

For the six months ending June 30, 1999, realty rental revenues increased to approximately $25.5 million from approximately $20.4 million, an increase of $5.1 million, or 24.9%. Of the $4.9 million increase, approximately $4.8 million represented increases in revenues generated by GCC. Gross revenues from realty sales for the six months ended June 30, 1999 rose to $50.4 million from $.3 million for the same period in 1998.

PORTFOLIO

At the end of the second quarter, GCC held 54 finished buildings with 5.3 million square feet and an 83% occupancy rate. "Same store" occupancy (comprised of 50 buildings with 4.7 million square feet held for a year or more) increased to 90% at June 30, 1999 compared with 83% at June 30, 1998. Four new operating properties with 590,000 square feet were placed into service in the 12 months ended June 30, 1999 (two of these located in Orlando and Miami were completed near the conclusion of the second quarter and were 43% occupied at the end of the quarter). At the conclusion of the second quarter 1999, GCC had nine buildings with a total of 1.2 million square feet in various stages of development (999,000 square feet under construction; 230,000 square feet in predevelopment).

RENTAL ACTIVITY

GCC's increase in rental revenues in the second quarter 1999 of $1.4 million was comprised of increases of $1.8 million in "same store" performance generated by increased rents and improved occupancy levels; $.4 million in "new store" operations, and $.3 million in recoverable revenues offset by the decrease of $1.2 million in revenues previously generated by the two industrial parks GCC sold in the first quarter 1999.

Realty rental revenues increased to $25.3 million for the first six months of 1999 from $20.4 million for six months of 1998, an increase of $4.9 million, or 24.9%. Of this increase, approximately $4.6 million was derived from GCC operations. Of the $4.6 million increase, approximately $4.3 million was derived from the "same store" operations, and $.8 million derived from "new store" operations offset by adjustments in recoverable revenues.

Rental revenues generated by FECR increased $.1 million in the second quarter 1999, and $.3 million for the six-month period, compared to the same periods last year.

SALES

There were no sales of properties in the second quarters of 1999 and 1998. Net gain from property sales in the first quarter 1999 rose approximately $11.3 million and was primarily represented by the sale of two large properties in South Florida. These two dispositions included approximately 1.2 million square feet of leasable space in two industrial parks. The remaining sales for the quarter included approximately 810 acres of undeveloped land parcels in Manatee County, Florida.

                          SUMMARY OF OPERATING EXPENSES
                   SECOND QUARTER 1999 VS. SECOND QUARTER 1998
                                 (IN THOUSANDS)

                                                         SECOND QUARTER ENDING 6/30

TRANSPORTATION OPERATING EXPENSES                            1999           1998         % CHANGE
---------------------------------                          -------        -------        --------
  Compensation & Benefits                                  $11,791        $12,388           (4.8)
  Materials                                                  3,310          3,445           (3.9)
  Purchased Services                                         8,018          6,732           19.1
  General Expenses                                           1,206            692           74.3
  Repairs Billed to/by Others                                   33             54          (38.9)
  Taxes & Licenses                                           1,151          1,149            0.2
  Fuel                                                       2,427          2,608           (6.9)
  Equipment Rents (net)                                        894            748           19.5
  Depreciation                                               3,713          3,719           (0.2)
  Casualty & Insurance                                         730          1,519          (52.0)
  General & Administrative                                   6,405          5,229           22.5
                                                           -------        -------        -------
  Total Transportation Oper. Exp., excl. spl. chgs         $39,678        $38,283            3.7
                                                           -------        -------        -------

  Special Charges                                          $ 5,476        $     0
                                                           -------        -------

  Total Operating Expenses-Transportation                  $45,154        $38,283           18.0
                                                           =======        =======        =======

REALTY EXPENSES
RENTAL & OPERATING EXPENSES                                  1999           1998         % CHANGE
---------------------------                                -------        -------        --------
  Property Management & Maintenance                        $   421        $   589          (28.5)
  Purchased Services                                           413            371           11.3
  General Expenses                                           1,125            950           18.4
  Repairs & Maintenance                                        235            164           43.3
  Property Taxes                                             2,027          1,900            6.7
  Depreciation                                               3,087          2,839            8.7
  Casualty & Insurance                                          68             82          (17.1)
  General & Administrative                                   1,381            972           42.1
                                                           -------        -------        -------
  Total Realty Operating Expenses                          $ 8,757        $ 7,867           11.3
                                                           =======        =======        =======

REALTY COST OF SALES                                       $     0        $     0
                                                           =======        =======

  Total Realty Operating Expenses                          $ 8,757        $ 7,867           11.3
                                                           =======        =======        =======

CORPORATE GENERAL & ADMINISTRATIVE                         $ 1,671        $   514          225.1
  Special Charges                                            2,011              0
                                                           -------        -------
  Total Corporate General & Administrative                 $ 3,682        $   514
                                                           =======        =======

                          SUMMARY OF OPERATING EXPENSES
                       SIX MONTHS 1999 VS. SIX MONTHS 1998
                                 (IN THOUSANDS)

                                                           SIX MONTHS ENDING 6/30

TRANSPORTATION OPERATING EXPENSES                           1999             1998           % CHANGE
---------------------------------                         --------         --------         --------
  Compensation & Benefits                                 $ 23,661         $ 24,746             (4.4)
  Materials                                                  6,230            6,532             (4.6)
  Purchased Services                                        14,903           13,583              9.7
  General Expenses                                           1,917            1,318             45.5
  Repairs Billed to/by Others                                 (309)             536           (157.7)
  Taxes & Licenses                                           2,313            2,293              0.9
  Fuel                                                       4,411            5,284            (16.5)
  Equipment Rents (net)                                      1,772            1,274             39.1
  Depreciation                                               7,405            7,366              (.5)
  Casualty & Insurance                                       1,767            3,143            (43.8)
  General & Administrative                                  12,340           10,314             19.7
                                                          --------         --------         --------
  Total Transportation Oper. Exp., excl. spl. chgs        $ 76,410         $ 76,389
                                                          --------         --------

  Special Charges                                            5,476                0
                                                          --------         --------

  Total Operating Expenses-Transportation                 $ 81,886         $ 76,389              7.2
                                                          ========         ========         ========

REALTY EXPENSES
RENTAL & OPERATING EXPENSES                                 1999             1998           % CHANGE
---------------------------                               --------         --------         --------
  Property Management & Maintenance                       $  1,319         $  1,243              6.1
  Purchased Services                                           939              811             15.8
  General Expenses                                           2,429            2,008             21.0
  Repairs & Maintenance                                        262              341            (23.2)
  Property Taxes                                             4,303            3,812             12.9
  Depreciation                                               5,874            5,505              6.7
  Casualty & Insurance                                         137              (10)
  General & Administrative                                   2,287            1,911             19.7
                                                          --------         --------         --------
  Total Realty Operating Expenses                         $ 17,550         $ 15,621             12.4
                                                          ========         ========         ========

REALTY COST OF SALES                                      $ 39,090         $     71
                                                          ========         ========

  Total Realty Operating Expenses                         $ 56,640         $ 15,692
                                                          ========         ========

CORPORATE GENERAL & ADMINISTRATIVE                        $  2,581         $  1,086            137.7
  Special Charges                                            2,011                0
                                                          --------         --------
  Total Corporate General & Administrative                $  4,592         $  1,086
                                                          ========         ========

EXPENSES

OVERVIEW

Total operating expenses for the three months ending June 30, 1999 compared to same period in 1998 increased approximately $10.9 million. Of the $10.9 million increase, approximately $7.5 million was related to special charges principally involving a work force reduction, including the curtailment of a supplemental executive retirement plan first adopted in late 1998. Of the $7.5 million in special charges, $5.5 million involves rail operations, while $2.0 million involves corporate general and administrative. Exclusive of special charges, operating expenses increased approximately $3.4 million.

Comparing six months 1999 to six months 1998, total operating expenses increased approximately $50.0 million, including approximately $39.1 million in costs of realty sales and special charges of approximately $7.5 million. Excluding these non-recurring costs of $46.6 million, total operating expenses increased approximately $3.4 million, or 3.7%. This increase of approximately $3.4 million was primarily attributed to increases in realty operating expenses of approximately $1.9 million, and approximately $1.5 million in corporate general and administrative expenses. Transportation operating expenses remained approximately the same for the six months ended June 30, 1999 compared to six months ended June 30, 1998 at approximately $76.4 million.

         TRANSPORTATION

SECOND QUARTER

For the quarter ended June 30, 1999, transportation operating expenses, excluding special charges of $5.5 million in the Railway, increased approximately $1.4 million, or 3.7%, compared to second quarter 1998. This increase of $1.4 million was attributable $1.0 million to railway and $.4 million to trucking and was comprised of approximately $1.2 million increase in purchased services; approximately $.6 million in general expenses, and approximately $1.1 million increase in general and administrative expenses, offset by decreases of approximately $.5 million in compensation and benefits; approximately $.2 million in fuel expense, and approximately $.8 million in casualty and insurance.

The aforementioned increase of $1.2 million in purchased services was attributable to an accrual of approximately $.8 million for a derailment which occurred April 1999, and $.4 million in expenses related to third party contractors and consultants. The $.6 million increase in general expenses was primarily related to increasing the accrual for doubtful accounts. The increase of approximately $1.1 million in general and administrative expenses primarily related to expenditures of approximately $.7 million related to the Company's information systems technology software and hardware, and to an accrual of approximately $.4 million for 1999's management bonus plan. This plan was put in place beginning third quarter 1998 and, therefore, was not reflected in the prior year's quarter.

A decrease of approximately $.5 million in compensation and benefits was related to an earlier reduction in work force implemented in the third quarter of 1998. The Company continued to enjoy lower fuel costs as evidenced by the decrease of approximately $.2 million in second quarter 1999 compared to same period 1998. The Company has also experienced a reduction in personal injury claims and, therefore, lower accruals associated with casualty and insurance of approximately $.8 million.

SIX MONTHS

When comparing six months 1999 with the same period 1998, transportation operating expenses remained approximately the same. Although total transportation operating expenses remained the same, significant changes should be noted. General and administrative expenses increased approximately $2.0 million, consisting of the accrual for 1999's bonus plan of approximately $.8 million and expenditures of approximately $1.2 million for the management of the Company's information systems, in particular expenses for network maintenance, installation of new systems and Year 2000 compliance issues. Offsetting these increases were decreases of approximately $1.1 million in transportation compensation and benefits; $.8 million in fuel costs, and $1.4 million in casualty and insurance.

Special Charges

During the second quarter 1999, the Railway recorded pre-tax charges of $5.5 million for severance, pensions, medical and other costs for the voluntary and involuntary separation of twenty-six management and exempt employees, curtailment of benefits of a supplemental executive retirement plan first adopted in late 1998, as well as recognition of liabilities associated with other retirement benefits and inventory reductions generated by revamping of the Company's railway inventory management practices.

                              RAIL OPERATING INCOME
                                 (IN THOUSANDS)

                                                      THREE MONTHS                      SIX MONTHS
                                                     ENDED JUNE 30                     ENDED JUNE 30
                                                 1999             1998             1999             1998
                                               --------         --------         --------         --------

Operating revenues                             $ 42,379         $ 41,082         $ 82,302         $ 81,055

Operating expenses                              (32,891)         (31,989)         (63,554)         (64,148)
Special charges                                  (5,476)               0           (5,476)               0
                                               --------         --------         --------         --------

Total operating expenses                        (38,367)         (31,989)         (69,030)         (64,148)
                                               --------         --------         --------         --------

Operating income, incl. special charges           4,012            9,093           13,272           16,907
                                               --------         --------         --------         --------

Operating income, excl. special charges           9,488            9,093           18,748           16,907
                                               --------         --------         --------         --------

Operating ratio, incl. special charges             90.5             77.9             83.9             79.1
                                               --------         --------         --------         --------

Operating ratio, excl. special charges             77.6             77.9             77.2             79.1
                                               --------         --------         --------         --------

(Rail operating income excludes income from fiber leases.)



         REALTY

SECOND QUARTER

Total realty operating expenses increased approximately $.9 million in the second quarter 1999 versus 1998. Expenses at "same store" properties, comprised of 50 buildings containing 4.7 million square feet of leasable space, increased approximately $.7 million in second quarter 1999 versus second quarter 1998. Expenses for new properties added to the portfolio, (four buildings containing
 .6 million square feet of leasable space), increased approximately $.2 million. Expenses of $.1 million related to the two industrial parks sold in the first quarter 1999 were eliminated in the second quarter 1999, while expenses for undeveloped land increased $.1 million in the second quarter 1999 compared to second quarter 1998.

No sales of realty properties occurred during the second quarters of 1999 and 1998.

SIX MONTHS

Comparing six months 1999 with six months 1998, realty operating expenses increased approximately $1.9 million. For "same store" buildings, realty operating expenses increased approximately $1.9 million, and new buildings generated approximately $.4 million in increased expenses. Operating expenses for undeveloped land decreased by approximately $.4 million primarily relating to the sale of property in December 1998. Expenses were higher for property taxes, administrative costs, casualty and general expense.

         REALTY EBITDA

SECOND QUARTER

The realty segment of the Company generated overall EBITDA of approximately $6.9 million for the second quarter 1999, an increase of approximately $.9 million over second quarter 1998 EBITDA of $6.0 million. EBITDA generated during second quarter 1999 for "same store" operations was approximately $8.2 million compared to second quarter 1998 EBITDA of approximately $6.8 million, an increase of $1.4 million, or 20.6%. This increase was attributable to occupancy increases at "same store" properties from 83% at June 30, 1998 to 90% at June 30, 1999, and rental rate increases. EBITDA generated during the second quarter for "new store" operations was approximately $.2 million.

SIX MONTHS

For the first six months of 1999, the realty segment generated an EBITDA of approximately $25.9 million, an increase of $14.8 million. EBITDA generated during the first six months of 1999 for "same store" operations was approximately $16.1 million, or 25.8%, an increase of approximately $3.3 million over first six months' 1998's "same store" operations. "New store" operations and the sale of two industrial parks in the first quarter 1999 added to EBITDA approximately $.4 million and $11.3, respectively.

         CORPORATE EXPENSES

SECOND QUARTER

Total corporate general and administrative expenses increased approximately $3.2 million when comparing second quarter 1999 with same period 1998. Of the $3.2 million increase, approximately $2.0 million related to special charges which involved the separation of Company management employees, in addition to Railway's force reduction, amounting to approximately $.2 million, and the curtailment of benefits of the executive retirement plan of approximately $1.8 million. In addition to the special charges, increased expenses include increases in compensation and benefits for the Company's new senior management employees of approximately $.2 million; increases in professional services of approximately $.8 million, most of which related to the costs incurred in examining a potential restructuring of the Company, and an accrual of approximately $.2 million for the Company's bonus plan, which was put in place in the third quarter of 1998 and is now accrued for the 1999 year.

SIX MONTHS

When comparing first six months of 1999 with 1998, corporate general and administrative expenses increased approximately $1.5 million. This increase was comprised of an increase of approximately $.4 million in compensation and benefits for senior management; an accrual for the 1999 bonus plan of approximately $.3 million, and approximately $.8 million related to professional services provided by consultants.

OTHER INCOME
SECOND QUARTER

Other income decreased approximately $2.0 million in the second quarter 1999 compared to second quarter 1998. This decrease was comprised of decreases of approximately $1.0 million in gains on dispositions of properties other than realty, and approximately $1.0 million in the Company's investment portfolio. Capital expenditures on transportation and realty construction projects are funded, in part, from the Company's investment portfolio.

SIX MONTHS

Comparing six months 1999 with 1998, other income decreased by approximately $3.2 million. This decrease was comprised of decreases of approximately $1.3 million in gains on dispositions of properties and approximately $1.9 million in the investment portfolio.

SPECIAL CHARGES

The Company recorded approximately $.8 million for information systems hardware and software rendered obsolete by the installation of new intermodal facilities' systems (Oasis) at its three major intermodal locations.

INCOME TAXES

Income tax expenses increased to $11.9 million in second quarter 1999 from $11.7 million in 1998, an increase of approximately $.2 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

FECI's principal sources of liquidity include cash generated from operations; earnings on invested cash; and earnings on its investment portfolios. Cash required for capital expenditures in the transportation and realty segments, for payment of dividends, and future requirements of the Company's recently formed telecommunications subsidiary are or will be funded, in part, from these resources.

Cash and short-term investments increased approximately $52.4 million to $103.3 million at June 30, 1999 from $50.9 million on December 31, 1998. This increase was primarily attributed to the completion of sales of two industrial parks in the Miami area in the amount of approximately $50.4 million at the end of the first quarter. The investment portfolio decreased approximately $22.0 million to $12.5 million on June 30, 1999 from $34.5 million on December 31, 1998 as the Company liquidated cash equivalent investments to fund capital expenditures, including transportation projects and new commercial and industrial building construction. The Company's current ratio changed from 2.78 to 1.00 on December 31, 1998 to 3.87 to 1.00 on June 30, 1999.

Current liabilities increased $2.0 million from year-end 1998 to second quarter 1999. This increase was primarily attributable to increases of $6.2 million in property taxes, and $3.3 million in other accrued liabilities, and $.2 million in accrued casualties and other reserves.

The increase of $6.2 million in accrued property taxes represents the 1999 estimate of property taxes to be paid in November 1999. The decrease of $5.6 million in income taxes represents a May 1999 payment of the Company's estimated federal and state corporate tax, which did not consider the recording of the $8.2 million of special charges recorded in June 1999.

Management believes that the cash generated from operations, the Company's liquid resources, and borrowing capacity, if appropriate, will be sufficient to fund the costs of operations, all anticipated capital expenditures, and other obligations of the Company.

YEAR 2000 COMPLIANCE

GENERAL. The Company continues to take the necessary action, both with in-house resources, as well as external consulting services, to resolve anticipated Year 2000 issues related to certain of its computer systems. Overall, the Company's Year 2000 Project efforts are proceeding on schedule. In mid-1998, the Company decided to revamp its information systems by replacing rail processing systems and acquiring new intermodal systems, upgrading its main servers (AS 400), and acquiring new technology for the Company's intermodal processing needs.

STATE OF READINESS. Management believes that the four phases of Inventory, Assessment, Conversion and Implementation are approximately 100%, 100%, 80% and 60% complete, respectively, as of June 30, 1999, and anticipates that all mission critical systems should be Year 2000 capable by September 30, 1999. The Company's readiness efforts continue to be focused on the continued safe operation of its transportation system, employee safety, and the safety of the general public and the environments in which the Company operates. The Company has met with or surveyed third parties with whom the Company has material relationships, including its interline rail connections, the Association of American Railroads, and key suppliers, including fuel and power suppliers. Based on the results of these meetings and surveys, the Company is reasonably satisfied that these third parties' Year 2000 plans are adequately addressing Year 2000 readiness, and that the possibility of extended failures is not significant.

The Company continues to develop contingency plans for Year 2000 issues as part of its ongoing effort to address many types of potential operating disruptions. For example, emergency operating plans already exist for unanticipated outages of electricity, telecommunications, and other essential services.

These plans may include identifying alternate suppliers, manual generation of data necessary for train movements and billing, staff training, and developing communication plans.

BUDGET. The Company expects to spend approximately $9.3 million for the revamping of its information systems, which is also addressing Year 2000 issues. This amount includes $2.6 million to upgrade or replace computer hardware; $2.5 million for external consulting services, including remediation efforts, and $4.2 million for software replacements and upgrades. As of June 30, 1999, the Company has committed or expended approximately two-thirds of its budget for information systems revamping.

STATUS. During the second quarter 1999, the Company accomplished the following key activities related to its systems changes and Y2K readiness:

--        Implemented new Y2K compliant Transportation System
--        Implemented new Y2K compliant Intermodal System
--        Implemented compliant software upgrades for network routers
--        Completed Legacy application conversions
--        Began implementing "Hot-Site" backup center
--        Began developing Y2K Contingency Plans
--        Began Compliance Stress Testing of upgraded Legacy Systems
--        Implemented Y2K compliant FrameRelay connection to Railinc

It is the opinion of management that, due to its replacement of information systems as described above, Year 2000 problems in the Company's information systems and technology infrastructure will not have a materially adverse affect on the results of operations, liquidity or financial position of the Company. However, there can be no assurance that the systems or equipment of other parties which interact with the Company's systems will be compliant on a timely basis. The Company believes that the failure of systems or equipment of one or more of its key third parties or customers is the most reasonably likely worst case Year 2000 scenario, and that an extended failure could have a material adverse effect on the results of operations, liquidity or financial position of the Company. Where appropriate, the Company continues to develop contingency plans in the event that the Company's key third parties do not become Year 2000 compliant on a timely basis, which effort includes the modification of existing disaster recovery plans.

Management continues to make every effort to ensure that the Year 2000 problems will not have any adverse affect on the Company's daily operations. The Company maintains a current status of the overall Year 2000 activities on the corporate web site, which can be found at www.feci.com.

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

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 19, 1999. Of the 36,353,160 shares of common stock entitled to vote, 32,188,378.3 shares were present, in person or by proxy.

All Directors of the Company are elected on an annual basis, and the following were so elected at this Annual Meeting:

R.W. Anestis, J.C. Belin, R.S. Ellwood, J.N. Fairbanks, A.C. Harper, A. Henriques, J.J. Parrish, III, P.S. Rummell and W.L. Thornton. Each Director received the following votes:

                                                   (in thousands)
                                               ---------------------
              NAMES                            FOR          WITHHELD
              -----                            ---          --------

              R.W. Anestis                     32,090             29
              J.C. Belin                       32,086             32
              R.S. Ellwood                     32,091             27
              J.N. Fairbanks                   32,089             29
              A.C. Harper                      32,090             28
              A. Henriques                     32,090             29
              J.J. Parrish, III                32,088             31
              P.S. Rummell                     26,617          5,501

Proposal No. 2: Amendments to the 1998 Stock Incentive Plan (in thousands):

For:  30,555                  Against:  1,280              Abstain:  283

Proposal No. 3: Ratification of KPMG LLP as independent auditors for the Company for 1999 (in thousands):

For:  31,867                  Against:  13                 Abstain:  239

ITEM 5

OTHER INFORMATION

FEC Telecom, Inc.

On May 7, 1999, the Company announced the formation of a wholly-owned subsidiary, FEC Telecom, Inc., a Delaware company, which intends to enter the wholesale carrier's carrier telecommunications bandwidth business. FEC Telecom, Inc. is based in Orlando, Florida and will utilize the Company's telecommunications assets, which include 12,600 fiber miles of dark fiber cable between Jacksonville and Miami and conduit comprising a 780-mile telecommunication loop in Florida, including along the Company's railroad right-of-way extending from Jacksonville to Miami and in a loop in a northwesterly direction from Miami through Fort Myers, Tampa, and turning easterly to Orlando and connecting with the railroad right-of-way corridor at Daytona Beach ("Western Loop").

FEC Telecom is actively building its management team, negotiating with suppliers to acquire and install the electronics necessary to transform the dark fiber to active capacity, and marketing the fiber and utilization of active capacity to third parties. It is also developing capital expenditure plans to install fiber optic cable and ancillary electronics on the Company's conduit in the Western Loop. The level of capacity and the costs thereof are dependent on the needs and service requirements of the telecommunications customers, as well as the nature of relationships with such companies which may include in kind property and technology exchanges. These relationships are not yet fully defined.

GCC Interchange Agreement

In the second quarter, GCC executed an Interchange Development Agreement with the City of Jacksonville, Florida, pursuant to which GCC agreed to construct, at its cost, an interchange with Interstate 95 near GCC's Gran Park at Jacksonville properties. Pursuant to the Agreement, Gran Central expects reimbursement of the interchange development costs over a period of time extending from the completion of the project to May 15, 2019. Reimbursement to Gran Central is limited to $17.4 million plus a construction funds factor of 3% per annum.

ITEM 6

EXHIBITS AND REPORTS

(a) Exhibit 10. Florida East Coast Industries, Inc.'s 1998 Stock Incentive Plan, as amended.
(b) Exhibit 10. Interchange Development Agreement between the City of Jacksonville, Florida and Gran Central Corporation.
(c) Exhibit 10. Employment Agreement dated July 15, 1999, Basic Stock Option Agreement, Restricted Stock Agreement, Restricted Stock Agreement (Signing Bonus) and Supplemental

         Stock Option Agreement dated July 27, 1999 between FEC Industries and Robert H. Nazarian.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 FLORIDA EAST COAST INDUSTRIES, INC.
                                                   (REGISTRANT)


Date:   8/16/99                  /s/ Robert H. Nazarian
     --------------              -----------------------------------------------
                                 Robert H. Nazarian, Executive Vice President &
                                          Chief Financial Officer


Date:   8/16/99                  /s/ T.N. Smith
     --------------              -----------------------------------------------
                                 T.N. Smith, Vice President-Finance & Accounting