Form 10-Q
period 1999-09-30
FLORIDA EAST COAST INDUSTRIES INC
filed 1999-11-15
CIK 740796

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1999
                                              ------------------
                                       OR

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

                                 Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

        CLASS                      OUTSTANDING AT SEPTEMBER 30, 1999
        -----                      ---------------------------------
Common Stock-no par value                36,392,160 shares
Collateral Trust 5% Bonds                $11,956,100

                       FLORIDA EAST COAST INDUSTRIES, INC.

                                     PART I

                              FINANCIAL INFORMATION


                                      INDEX                                    PAGE NUMBERS
                                      -----                                    ------------

ITEM 1.  FINANCIAL STATEMENTS

              Consolidated Condensed Balance Sheets -
                  September 30, 1999 and December 31, 1998                           2

              Consolidated Condensed Statement of Income -
                  Three months and nine months ending
                  September 30, 1999 and 1998                                        3

              Consolidated Condensed Statements of Cash Flows -
                  Nine months ending September 30, 1999 and 1998                     4

              Notes to Consolidated Condensed Financial Statements                   5-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Comparison of Third Quarter 1999 versus Third Quarter 1998
              and Nine Months 1999 versus Nine Months 1998                           10-13

              Changes in Financial Condition, Liquidity and Capital Resources        13-14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                   15

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                           15

ITEM 5.  OTHER INFORMATION                                                           15-16

ITEM 6.  EXHIBITS AND REPORTS                                                        16

                       FLORIDA EAST COAST INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                           SEPTEMBER 30           DECEMBER 31
                                                                                           ------------           -----------
                                                                                               1999                   1998
                                                                                               ----                   ----
                                                                                           (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                             $         61,939        $        14,450
  Short-term investments                                                                          46,400                 36,471
  Accounts receivable (net)                                                                       25,025                 29,282
  Materials and supplies                                                                           7,052                 10,131
  Other current assets                                                                             7,443                  6,067
  Income taxes receivable (payable)                                                                2,961                 (1,446)
                                                                                          ---------------         --------------
     Total current assets                                                                        150,820                 94,955

OTHER INVESTMENTS                                                                                  9,399                 34,502

PROPERTIES, LESS ACCUMULATED DEPRECIATION AND AMORTIZATION                                       719,767                720,891

OTHER ASSETS AND DEFERRED CHARGES                                                                 22,591                 17,722
                                                                                          ---------------         --------------
TOTAL ASSETS                                                                            $        902,577        $       868,070
                                                                                          ===============         ==============


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                      $         22,164        $        27,427
  Accrued  property taxes                                                                          9,850                    308
  Accrued casualty and other reserves                                                              3,801                  4,992
  Other accrued liabilities                                                                        4,128                  3,033
                                                                                          ---------------         --------------
     Total current liabilities                                                                    39,943                 35,760

DEFERRED INCOME TAXES                                                                            138,425                133,463

ACCRUED CASUALTY AND OTHER LONG-TERM LIABILITIES                                                  11,438                 12,016
SHAREHOLDERS' EQUITY:
  Common stock, no par value; 50,000,000 shares authorized;
   37,191,244 shares issued and 36,392,160 shares outstanding at September 30, 1999, and 37,085,444 shares issued and
   36,286,360 shares outstanding at September 30, 1998.                                           63,556                 62,000
  Retained earnings                                                                              660,302                634,126
  Accumulated other comprehensive income-
     unrealized (loss) gain on securities (net)                                                     (135)                 1,217
  Restricted stock deferred compensation                                                          (1,597)                (1,157)
  Treasury stock at cost (799,084 shares)                                                         (9,355)                (9,355)
                                                                                          ---------------         --------------
     Total shareholders' equity                                                                  712,771                686,831
                                                                                          ---------------         --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $        902,577        $       868,070
                                                                                          ===============         ==============


                            (See accompanying notes)

                      FLORIDA EAST COAST INDUSTRIES, INC.*
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                        THREE MONTHS                       NINE MONTHS
                                                                       ENDED SEPT. 30                    ENDED SEPT. 30
                                                                       --------------                    --------------
                                                                     1999          1998              1999             1998
                                                                     ----          ----              ----             ----
Operating revenues                                                  $61,932       $63,732           $234,487          $182,561

Operating expenses                                                  (48,526)      (45,129)          (184,158)         (138,296)

Special charges                                                           0             0             (7,487)                0
                                                             -----------------------------   ----------------------------------

Operating profit                                                    $13,406       $18,603            $42,842           $44,265

Other income, net (including special charges)                         1,169         2,060              3,924             8,063
                                                             -----------------------------   ----------------------------------

Income before taxes                                                  14,575        20,663             46,766            52,328

Provision for income taxes:
  Current                                                             4,233         8,107             12,053            19,229
  Deferred                                                            1,755          (411)             5,810               193
                                                             -----------------------------   ----------------------------------

Total income taxes                                                    5,988         7,696             17,863            19,422
                                                             -----------------------------   ----------------------------------

Net income                                                           $8,587       $12,967            $28,903           $32,906
                                                             -----------------------------   ----------------------------------


Per share data:
  Basic net income per share                                          $0.24         $0.36              $0.81             $0.91
                                                             =============================   ==================================
  Diluted net income per share                                        $0.23         $0.36              $0.79             $0.91
                                                             =============================   ==================================

Average shares outstanding, basic                                36,316,360    36,286,360         35,497,276        36,286,360

Average shares outstanding, diluted                              36,586,464    36,286,360         36,472,900        36,286,360


*This statement excludes the intersegment revenues shown on Note 8.


                            (See accompanying notes)

                       FLORIDA EAST COAST INDUSTRIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                         NINE MONTHS ENDED SEPT. 30
                                                                                          1999                 1998
                                                                                          ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                       $    28,903       $       32,906
  Adjustments to reconcile net income to cash
           generated by operating activities:
    Depreciation and amortization                                                       22,637               20,414
    Gain on sales and other disposition of properties                                  (10,582)                (235)
    Purchase and sale of trading investments (net)                                     (12,033)              11,000
    Realized gains on investments                                                       (1,023)              (2,991)
    Deferred taxes                                                                       5,810                  193
    Stock compensation plans                                                             1,116                    0
    Non-monetary fiber optic transaction                                                     0               (2,557)

  Changes in operating assets and liabilities:
     Accounts receivable                                                                 4,257                1,191
     Other current assets                                                                1,703                 (758)
     Other assets and deferred charges                                                   2,893                1,885
     Accounts payable                                                                   (5,263)                (160)
     Income taxes payable                                                               (4,407)               2,873
     Accrued property taxes                                                              9,542                8,664
     Other current liabilities                                                             (97)                (627)
     Reserves and other long-term liabilities                                             (578)                (656)
                                                                                     ----------        -------------
Net cash generated by operating activities                                              42,878               71,142

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of properties                                                              (67,769)             (61,808)
  Purchases of investments:
       Available-for-sale                                                              (36,857)             (32,285)
  Maturities and redemption of investments:
       Available-for-sale                                                               63,121               39,542
  Proceeds from disposition of properties                                               48,845                5,750
                                                                                     ----------        -------------
Net cash provided by (used in) investing activities                                      7,340              (48,801)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of dividends                                                                  (2,729)              (2,720)
                                                                                     ----------        -------------
Net cash used in financing activities                                              $    (2,729)      $       (2,720)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          $    47,489       $       19,621
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                          14,450               30,845
                                                                                     ----------        -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $    61,939       $       50,466
                                                                                     ==========        =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes                                                       $    16,149       $       16,049
                                                                                     ==========        =============
  Cash paid for interest                                                           $       261       $          248
                                                                                     ==========        =============

  Property contributed to partnership, net of cash receipts                        $     7,762       $            0

                            (See accompanying notes)

                       FLORIDA EAST COAST INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  General

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements reflect all accruals and adjustments considered necessary to present fairly the financial position as of September 30, 1999 and December 31, 1998, and the results of operations and cash flows for the nine-month periods ended September 30, 1999 and September 30, 1998. Results for interim periods may not be necessarily indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

NOTE 2.  Special Charges

In the second quarter, the Company incurred special charges of approximately $8.2 million related to a work force reduction, including curtailment of a supplemental executive retirement plan first adopted in late 1998, and inventory reductions arising out of a modification to the Company's inventory management practices (totaling $7.5 million), and the write-off of certain obsolete information technology assets ($.7 million). Exclusive of the special charges, the Company reported net income of $34.1 million for the nine months ended September 30, 1999 ($.96 per share, basic).

NOTE 3.  Commitments and Contingencies

The Company is a defendant in a number of lawsuits arising in the ordinary course of business, including bodily injury claims and contract claims. While the Company cannot predict the outcome of such litigation and other proceedings, management does not expect these matters to have a materially adverse effect on the consolidated financial condition, cash flows or results of operations of the Company. The Company carries comprehensive liability insurance for such claims, but maintains a significant self-insured retention amount consistent with the transportation industry's standards. The Company's past practice had been to release its underwriters for policy periods in which the Company did not reasonably anticipate claims in excess of the Company's self-insured retention in favor of release premium payment. It is possible that insurance coverage has been released for a claim which, if decided adversely to the Company, could result in a recovery in excess of the Company's self-insured retention. The Company would be required to pay all costs of any such recovery. The Company is defending the claim vigorously. In the event a final adverse outcome is determined through judicial proceeding, the Company does not believe such amount would have a material adverse effect on the Company's financial condition.

The Company is currently a party to, or involved in proceedings with the United States Environmental Protection Agency (USEPA) directed at the cleanup of four sites in Florida. The Company's involvement in three of these sites is attributed to the sale or delivery of used oil to various parties which delivered the oil to sites that now require remediation, or which have been remediated under the direction of USEPA. Used oil is not a regulated hazardous waste. The Company has accrued its estimated share of the total cleanup costs for these sites and, together with other potentially responsible parties, is engaging in discussions with USEPA to resolve these matters. The Company has resolved the USEPA's claim at one of the sites for a payment of approximately $50,000 and expects to resolve another USEPA claim for a similar amount. The Company has been notified by USEPA that the agency intends to seek recovery of certain costs to remediate a portion of a site, which the Company had leased to an adjoining landowner who is alleged to have caused contamination of both the Company's property and the adjacent site. The Company is also engaged in assessment and remediation of three sites owned by the Company pursuant to agreement with the Florida Department of Environmental Protection.

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

In furtherance of its telecommunications business formed in May 1999, the Company has agreed to provide $45 million of capital to the telecommunications subsidiary for the costs of infrastructure development, including the laying of fiber optic cable in the Company's conduit on the western portion of the telecommunications loop, and installation of opto-electronics to activate some of the newly installed fiber optic strands, as well as fiber strands already installed on the eastern portion of the loop running along the Florida coast from Jacksonville to Miami.

NOTE 4.  Comprehensive Income

On January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income for the nine months ended September 30, 1999 and 1998 was $27.6 and $30.8 million, respectively. Comprehensive income for the three months ending September 30, 1999 and 1998 was approximately $8.4 and $10.8 million, respectively. These amounts differ from net income due to changes in the net unrealized holding gains/losses generated from available-for-sale securities.

NOTE 5.  Subsequent Event - Recapitalization of the Company

On October 27, 1999, The St. Joe Company (St. Joe) and Florida East Coast Industries, Inc. (the Company) announced they have agreed to undertake a recapitalization of the Company to facilitate a pro rata tax-free spin-off to St. Joe's shareholders of St. Joe's 54% equity interest in the Company.

As part of the recapitalization, St. Joe will exchange all of its shares of the Company's common stock for an equal number of shares of a new class of the Company's common stock. The holders of the new class of the Company's common stock will be entitled to elect 80% of the members of the Board of Directors of the Company, but the new Company's common stock will otherwise have substantially identical rights to the existing common stock. The new class of the Company's common stock will be distributed pro rata to St.

Joe shareholders in a tax-free distribution. St. Joe will not retain any equity interest in the Company after the spin-off is completed.

The recapitalization, exchange and spin-off are expected to be completed during the second quarter of 2000 and are subject to a number of conditions, including the receipt of an Internal Revenue Service ruling concerning the tax-free status of the proposed spin-off, and the approval of the recapitalization by a majority of the minority shareholders of the Company. Costs (legal, advisory, etc.) associated with the spin-off are expected to be approximately $2.2 million.

At the closing of the transaction, various service agreements between St. Joe and Gran Central Corporation, a wholly-owned subsidiary of the Company, will become effective. Under the terms of these agreements, which extend for up to three years after the closing of the transaction, Gran Central will retain St. Joe, acting through its affiliates, to continue to develop and manage certain commercial real estate holdings of Gran Central.

NOTE 6.  Earnings Per Share

The weighted-average number of shares of common stock was used in the calculations for earnings per share. The diluted weighted-average number of shares includes the net shares that would be issued upon the exercise of stock options and restricted shares (using the treasury stock method).

NOTE 7.  Dividends

On August 23, 1999, the Company declared a dividend of $.025 (2 1/2 cents) per share on its outstanding common stock, payable September 24, 1999 to shareholders of record September 10, 1999.

NOTE 8.  Segment Information

During 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 provides guidance for reporting information about operating and geographic segments based on a management approach.

Under the provisions of SFAS 131, the Company has four reportable operating segments all within the same geographic area. These are the transportation rail segment, transportation trucking segment, realty segment and the telecommunication segment.

The telecommunications segment is a new segment for the third quarter. The addition of this segment reflects increased telecommunication financial activities within the consolidated group. Prior year amounts have been reclassified to conform with this presentation. The telecommunication segment's operations are primarily managed by FEC Telecom, Inc., a subsidiary of the Company. The Company controls fiber conduit comprising an approximate 780-mile telecommunication loop that passes through most of Florida's largest metropolitan areas extending from Jacksonville to Miami on the East Coast, as well as to the Gulf Coast and Central Florida. The East Coast segment contains 12,600 fiber miles of "dark fiber" fiber optic cable. The Company is in the process of installing fiber on the Gulf Coast and Central Florida segments, and opto-electronics equipment to transform dark fiber strands on the entire loop to lit capacity. The Company has agreed to provide $45 million of capital to the telecommunications subsidiary for the costs of this infrastructure development. The Company seeks to construct, develop, operate, lease and sell the Company's "Florida Footprint" telecom assets by providing wholesale dark and lit fiber optic and bandwidth capacity to other telecom providers. The Company's telecommunication segment also seeks to expand its telecom network beyond the state of Florida through both construction and "swap" transactions.

The Company's railway segment generates revenues from leases to other telecommunications companies for the installation of fiber optic and other facilities on the railroad right-of-way which are included in the telecommunications segment.

The transportation rail segment provides rail freight transportation along the East Coast of Florida between Jacksonville and Miami. The transportation trucking segment provides truckload transportation for a wide range of general commodities throughout the Midwest and Southeast United States. The realty segment is engaged in the development, leasing, management, operation and sale of its commercial and industrial property.

The Company evaluates the transportation segments' performance based on operating profit or loss from operations before other income and income taxes. The Company evaluates the telecommunication segment's performance based on a combination of operating revenues and operating profit or loss from operations before other income and income taxes. Operating profit is operating revenue less directly traceable costs and expenses. The Company evaluates the realty segment based on operating profit and EBITDA. EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization. EBITDA excludes other income. EBITDA, as a measure of operating cash flow, is considered a key financial performance indicator in the realty industry.

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

INFORMATION BY INDUSTRY SEGMENT (IN THOUSANDS):

                                                                     THREE MONTHS           NINE  MONTHS
                                                                     ENDED SEPT. 30        ENDED SEPT. 30
                                                                     --------------        --------------
                                                                    1999       1998       1999         1998
                                                                    ----       ----       ----         ----
Operating Revenues
  Transportation-Rail                                             $40,207    $38,713    $120,282     $117,511
  Transportation-Trucking                                           7,248      7,865      21,805       22,261
  Realty:
    Realty Rental                                                  12,826     11,601      38,140       32,012
    Realty Sales (gross)                                               87      5,050      50,492        5,319
  Telecommunications:
     FEC Telecom                                                        0          0           0            0
     Fiber Leases                                                   1,564        503       3,768        2,447
     Fiber Optic Cable Exchange                                         0          0           0        3,011
                                                               ----------- ---------- ----------- ------------
  Total Revenues (consolidated)                                   $61,932    $63,732    $234,487     $182,561

Intersegment:
  Transportation-Rail                                               1,174      1,195       3,401        3,452
  Realty                                                               56        105         267          126
                                                               ----------- ---------- ----------- ------------
  Total Operating Revenues (segment & consolidated)               $63,162    $65,032    $238,155     $186,139
                                                               =========== ========== =========== ============

OPERATING EXPENSES - SEGMENT & CONSOLIDATED
  Transportation-Rail                                             $29,928    $29,638     $98,894      $93,742
  Transportation-Trucking                                           6,097      6,604      18,302       18,843
  Realty:
    Realty Rental                                                  10,594      7,925      28,145       23,546
    Realty Sales (gross)                                               88        521      39,178          592
  Telecommunications:
     FEC Telecom                                                      806          0       1,396            0
     Fiber Leases                                                      65         47         189          114
  Corporate General & Administrative                                  948        394       5,541        1,459
                                                               ----------- ---------- ----------- ------------
  Total Expenses (consolidated)                                   $48,526    $45,129    $191,645     $138,296

Intersegment:
  Transportation-Rail                                                  40          9         104           54
  Transportation-Trucking                                           1,173      1,195       3,401        3,452
  Corporate General & Administrative                                   17         96         163           72
                                                               ----------- ---------- ----------- ------------
  Total Expenses (segment & consolidated)                         $49,756    $46,429    $195,313     $141,874
                                                               =========== ========== =========== ============

OPERATING PROFIT (LOSS) - SEGMENT & CONSOLIDATED (INCLUSIVE
OF SPECIAL CHARGES)
  Transportation-Rail                                             $11,413    $10,261     $24,685      $27,167
  Transportation-Trucking                                            (22)         66         102         (34)
  Realty                                                            2,287      8,310      21,576       13,319
  Telecommunications                                                  693        456       2,183        5,344
  Corporate General & Administrative                                (965)      (490)     (5,704)      (1,531)
                                                               ----------- ---------- ----------- ------------
  Segment & Consolidated Operating Profit                         $13,406    $18,603     $42,842      $44,265

Other Income (net)                                                  1,169      2,060       3,924        8,063
                                                               ----------- ---------- ----------- ------------
INCOME BEFORE TAXES                                               $14,575    $20,663     $46,766      $52,328
                                                               =========== ========== =========== ============

NET INCOME                                                         $8,587    $12,967     $28,903      $32,906
                                                               =========== ========== =========== ============

EBITDA-REALTY                                                      $6,125    $11,193     $30,595      $20,822
                                                               =========== ========== =========== ============

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This "Management's Discussion and Analysis" contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are necessarily based on certain assumptions which are subject to risks and uncertainties, including, but not limited to, changes in general economic conditions and changing competition which could cause actual results to differ materially from those indicated. Important factors that could cause such differences include, but are not limited to, contractual relationships, industry competition, regulatory developments, natural events, such as weather conditions, floods and earthquakes, forest fires, the effects of adverse general economic conditions, changes in the real estate markets and interest rates, fuel prices, changes in telecommunications technology, and the ultimate outcome of environmental investigations or proceedings and other types of claims and litigation.

RESULTS OF OPERATIONS

         CONSOLIDATED RESULTS

THIRD QUARTER

The Company reported net income for the quarter ended September 30, 1999 of $8.6 million ($.24 per share, basic) compared to approximately $13.0 million ($.36 per share, basic) for the same period in 1998. The prior year result included a gain of $3.1 million on a land sale consummated in August 1998. Other factors impacting the third quarter of 1999 include increased depreciation resulting from the aggressive property development program at Gran Central Corporation, the Company's commercial property subsidiary, and costs related to FEC Telecom, Inc., the Company's new telecom subsidiary.

         TRANSPORTATION-RAIL

THIRD QUARTER (EXCLUDING INTERSEGMENT ACTIVITY)

Revenues from the rail subsidiary increased to $40.2 million from $38.7 million, approximately $1.5 million or 3.8%, when comparing third quarter 1999 with third quarter 1998. A strong Florida economy continues to support increases in rail carload traffic offset by decreases in intermodal traffic. The Company's rail subsidiary, Florida East Coast Railway (FECR), handled 43,526 carload shipments in the third quarter 1999, an increase of 3,712 carloads, or 9.3% over the same period last year. FECR handled approximately 70,686 intermodal units in the third quarter 1999 versus approximately 78,712 units in the third quarter 1998, a decrease of 8,026 or 10.2%. Carload traffic increases were comprised of increases in aggregate of 3.6%, auto/auto parts of 5.4%, and all other carload traffic of 30.1%. The reduction in intermodal traffic included a 9.8% decrease in containers and a 10.4% decrease in trailers handled, reflecting the continued impact of service redesign first implemented in 1998 by connecting carriers, together with offshore transshipments of loads previously handled in Florida.

Operating expenses for the rail operations remained comparable, even with increased traffic, at $29.9 million, or 1.0% over the same period 1998, reflecting the impact of new management and their focus on cost reduction initiatives started in the second quarter. Rail's operating ratio improved to 72.4% for the quarter compared to 74.3%. This strong result was achieved despite the service disruption and incremental expense resulting from Hurricane Floyd.

         TRANSPORTATION-TRUCKING

THIRD QUARTER (EXCLUDING INTERSEGMENT ACTIVITY)

Operating revenues generated by the Company's trucking subsidiary totaled $7.3 million for the third quarter 1999 compared with $7.9 million for the same period 1998. This decline in operating revenues results from the loss of three major customer accounts.

Operating expenses for the quarter were $6.1 million compared with $6.6 million during the third quarter 1998, reflecting the reduction in truckload activity.

         REALTY

THIRD QUARTER (EXCLUDING INTERSEGMENT ACTIVITY)

Realty rental and sales revenues were $12.9 million for the third quarter 1999 compared to $16.7 million for the same period last year. Realty revenues included third quarter 1998 sales of realty properties of $5.1 million. There were minimal real estate sales during the third quarter of 1999. Rental revenues generated by the Company's real estate subsidiary, Gran Central Corporation
(GCC), increased by 10% to $12.8 million compared to $11.6 million for the same period last year. This increase reflects GCC's continued growth of operating properties, improved rents and occupancy rates.

At the end of the third quarter, GCC held 58 finished buildings with 5.8 million square feet and an 81% occupancy rate. "Same store" occupancy (comprised of 51 buildings with 4.8 million square feet held for a year or more) increased to 88% at September 30, 1999 compared with 85% at September 30, 1998. Seven new operating properties with 925,000 square feet were placed into service in the twelve months ended September 30, 1999. These buildings were 60% occupied at September 30, 1999. At the conclusion of the third quarter 1999, GCC had eleven buildings with a total of 1.6 million square feet in various stages of development (670,000 square feet under construction; 885,000 square feet in predevelopment).

Third quarter realty rental and sales operating expenses increased to $10.7 million versus $8.4 million for the third quarter 1998. Same store expenses increased by $1.1 million over 1998, reflecting higher occupancy rates. New store expenses were $.2 million for the second quarter. Sold store expenses were $.3 million in the third quarter of 1998, with no corresponding expenses in 1999. Management fees and depreciation increased by $1.3 million, both of which costs are determined by the value of and/or additions to the portfolio.

The realty segment of the Company generated overall EBITDA of approximately $6.1 million for the third quarter 1999 compared to third quarter 1998 EBITDA of $11.2 million. The decrease in EBITDA is chiefly attributable to real estate sales during the third quarter of 1998 that generated $4.5 million in EBITDA.

         TELECOMMUNICATIONS

THIRD QUARTER

The Company controls fiber conduit comprising an approximate 780-mile telecommunication loop that passes through most of Florida's largest metropolitan areas extending from Jacksonville to Miami on the East Coast, as well as to the Gulf Coast and Central Florida. The East Coast segment contains 12,600 fiber miles of "dark fiber" fiber optic cable. The Company is in the process of installing fiber on the Gulf Coast and Central Florida segments, and opto-electronics equipment to transform dark fiber strands on the entire loop to lit capacity. The Company has agreed to provide $45 million of capital to the telecommunications subsidiary for the costs of this infrastructure development. The Company reached a number of milestones in the implementation of its plan to become, through its subsidiary, FEC Telecom, Inc. ("FECT"), a wholesale "carrier's carrier," which seeks to construct, develop, operate, lease and sell the Company's "Florida Footprint" telecom assets by providing wholesale dark and lit fiber optic and bandwidth capacity to other telecom providers. The Company's telecom segment also seeks to expand its telecom network beyond the state of Florida.

FECT has entered into a swap transaction by which it will acquire fiber in New Orleans, Houston, San Antonio, Austin and Dallas from a telecommunications network provider, and will convey some fiber strands on its Florida facilities to that company. The Company also announced in October that it had signed an agreement to provide another telecom company access to other fiber on the Company's facilities. The proceeds to FECT for its dark fiber sale from the transaction are dependent on the ultimate length of the network acquired, and are expected to range from approximately $5 million to $11 million. In addition, FECT will receive compensation for metro-area fiber acquired by FECT for the buyer and, during the life of the agreement, will also receive collocation and maintenance fees.

Third quarter revenues from telecommunications fiber leases, comprised generally of monthly and annual payments from third party telecommunications companies for licenses or leases for fiber optic cables on the Railway's right-of-way, increased approximately $1.1 million to $1.6 million compared to $.5 million in the same period last year because of new leases for fiber optic cables and annual increases specified in lease renewals.

Increased operating expenses reflect the acceleration of FECT's start-up.

         CORPORATE EXPENSES

THIRD QUARTER (EXCLUDING INTERSEGMENT ACTIVITY)

Corporate expenses for the third quarter 1999 and 1998 were $948,000 and $394,000, respectively. Increased expenses result from additions to the new management team and advisory costs related to operational studies.

         OTHER INCOME

THIRD QUARTER

Other income decreased approximately $.9 million in the third quarter 1999 compared to third quarter 1998. This decrease was comprised of decreases of approximately $.7 million in gains from long-term invested funds, and $.2 million in dividend and interest income on the Company's investment portfolio. Capital expenditures on transportation and realty construction projects are funded, in part, from the Company's investment portfolio.

         CONSOLIDATED RESULTS

FIRST NINE MONTHS 1999 COMPARED WITH 1998

Net income for the nine months ending September 30, 1999, inclusive of $8.2 million of special charges recorded in the second quarter of 1999, amounted to approximately $28.9 million ($.81 per share, basic) compared to approximately $32.9 million ($.91 per share, basic) for the nine months ended September 30, 1998. Adjusted for the non-recurring effects of the 1999 special charges, as well as property sales in both 1999 and 1998, adjusted net income for the nine-month period is $27.0 million comparable to $28.0 in 1998. In the nine-months' period of 1999, operating revenues rose $51.9 million, resulting primarily from realty sales with gross proceeds of $50.4 million, while operating expenses, exclusive of special charges, increased $45.9 million primarily from costs of realty sales of $39.1 million.

Other nine-month highlights include continued growth in rail revenues due to a strong Florida economy, while new management controls operating costs. Trucking results remain comparable with 1998 despite the loss of three major accounts. Realty rental operating revenues and expenses reflect continued growth in occupancy rental rates and new operating properties. Telecommunication revenues for 1998 included $3 million related to a fiber optic cable exchange offset by increased 1999 lease rates and several new fiber cable leases. Telecommunication expenses reflect the acceleration of FECT's start-up. Corporate general and administrative expenses increased due to special charges related to curtailment costs for the supplemental executive retirement plan, additions to the new management team, and increased depreciation from information technology equipment in the Year 2000 Plan. Other income for 1999 compared to 1998 decreased. These decreases were comprised of decreased income from the Company's investment portfolio, and a one-time non-recurring special charge for the write-off of information technology equipment.

In the second quarter, the Company incurred special charges of approximately $8.2 million related to a work force reduction, including curtailment of a supplemental executive retirement plan first adopted in late 1998, and inventory reductions arising out of a modification to the Company's inventory management practices (totaling $7.5 million), and the write-off referenced above of certain obsolete information technology assets ($.7 million). Net income for the nine-months' period ending September 30, 1999, excluding special charges, was $34.0 million ($.96 per share, basic) compared to $32.9 million ($.91 per share, basic) for nine months ending September 30, 1998.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity include cash generated from operations; earnings on invested cash; and earnings on its investment portfolios. Cash required for capital expenditures in the transportation and realty segments, for payment of dividends, and future requirements of the Company's recently formed telecommunications subsidiary are or will be funded, in part, from these resources.

Cash and short-term investments increased approximately $57.4 million to $108.3 million at September 30, 1999 from $50.9 million on December 31, 1998. This increase was primarily attributed to the completion of sales of two industrial parks in the Miami area in the amount of approximately $50.4 million at the end of the first quarter. The investment portfolio decreased approximately $25.1 million to $9.4 million on September 30, 1999 from $34.5 million on December 31, 1998 as the Company liquidated cash equivalent investments to fund capital expenditures, including transportation projects and new commercial and industrial building construction. The Company's current ratio changed from 2.66 to 1.00 on December 31, 1998 to 3.78 to 1.00 on September 30, 1999.

Management believes that the cash generated from operations, the Company's liquid resources, and borrowing capacity, if appropriate, will be sufficient to fund the costs of operations, all anticipated capital expenditures, and other obligations of the Company.

YEAR 2000 COMPLIANCE

GENERAL. The Company continues to take the necessary action, both with in-house resources, as well as external consulting services, to resolve anticipated Year 2000 issues related to certain of its computer systems. Overall, the Company's Year 2000 project efforts are proceeding on schedule. In mid-1998, the Company decided to revamp its information systems by replacing rail processing systems and acquiring new intermodal systems, upgrading its main servers (AS/400), and acquiring new technology for the Company's intermodal processing needs.

STATE OF READINESS. Management believes that the four phases of Inventory, Assessment, Conversion and Implementation will be complete as of November 15, 1999. The Company's readiness efforts continue to be focused on the continued safe operation of its transportation system, employee safety, and the safety of the general public and the environments in which the Company operates. The Company has met with or surveyed third parties with whom the Company has material relationships, including its interline rail connections, the Association of American Railroads and key suppliers, including fuel and power suppliers. Based on the results of these meetings and surveys, the Company is reasonably satisfied that these third parties' Year 2000 plans are adequately addressing Year 2000 readiness, and that the possibility of extended failures is not significant.

The Company continues to develop contingency plans for Year 2000 issues as part of its ongoing effort to address many types of potential operating disruptions. For example, emergency operating plans already exist for unanticipated outages of electricity, telecommunications and other essential services. These contingency plans may include identifying alternate suppliers, manual generation of data necessary for train movements and billing, staff training and developing communication plans.

BUDGET. The Company expects to spend approximately $9.3 million for the revamping of its information systems, which is also addressing Year 2000 issues. This amount includes $2.6 million to upgrade or replace computer hardware; $2.5 million for external consulting services, including remediation efforts, and $4.2 million for software replacements and upgrades. As of September 30, 1999, the Company has committed or expended approximately $8.6 of its budget for information systems revamping.

STATUS. During the third quarter 1999, the Company accomplished the following key activities related to its systems changes and Y2K readiness:

-        Continuing implementation of  "hot-site" backup center
-        Developed Y2K contingency plans
-        Completed stress testing of upgraded legacy systems
-        Performed asset inventory, software and bios upgrades

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

ITEM 5

OTHER INFORMATION

On October 27, 1999, The St. Joe Company (St. Joe) and Florida East Coast Industries, Inc. (the Company) announced they have agreed to undertake a recapitalization of the Company to facilitate a pro rata tax-free spin-off to St. Joe's shareholders of St. Joe's 54% equity interest in the Company.

As part of the recapitalization, St. Joe will exchange all of its shares of the Company's common stock for an equal number of shares of a new class of the Company's common stock. The holders of the new class of the Company's common stock will be entitled to elect 80% of the members of the Board of Directors of the

Company, but the new Company's common stock will otherwise have substantially identical rights to the existing common stock. The new class of the Company's common stock will be distributed pro rata to St. Joe shareholders in a tax-free distribution. St. Joe will not retain any equity interest in the Company after the spin-off is completed.

The recapitalization, exchange and spin-off are expected to be completed during the second quarter of 2000 and are subject to a number of conditions, including the receipt of an Internal Revenue Service ruling concerning the tax-free status of the proposed spin-off, and the approval of the recapitalization by a majority of the minority shareholders of the Company. Costs (legal, advisory, etc.) associated with the spin-off are expected to be approximately $2.2 million.

At the closing of the transaction, various service agreements between St. Joe and Gran Central Corporation, a wholly-owned subsidiary of the Company, will become effective. Under the terms of these agreements, which extend for up to three years after the closing of the transaction, Gran Central will retain St. Joe, acting through its affiliates, to continue to develop and manage certain commercial real estate holdings of Gran Central.

ITEM 6

EXHIBITS AND REPORTS

         (a)      Exhibits

(1) Exhibit 10.1 Distribution and Recapitalization Agreement between The St. Joe Company and Florida East Coast Industries, Inc. dated October 26, 1999.

(2) Exhibit 10.2 Shareholders Agreement between Alfred I. DuPont Testamentary Trust, The Nemours Foundation and Florida East Coast Industries, Inc. dated October 26, 1999.

(3) Exhibit 10.3 Master Agreement between The St. Joe Company and Gran Central Corporation dated October 26, 1999.

         (b)      Report on Form 8-K

(1) Form 8-K was filed October 27, 1999, announcing spin-off to St. Joe shareholders of St. Joe's majority interest in Florida East Coast Industries, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                FLORIDA EAST COAST INDUSTRIES, INC.
                                              (REGISTRANT)


Date:  11/15/99                 /s/ Robert H. Nazarian
                                ----------------------------------------------
                                Robert H. Nazarian, Executive Vice President &
                                         Chief Financial Officer


Date:  11/15/99                 /s/ Mark A. Leininger
                                ----------------------------------------------
                                Mark A. Leininger, Vice President & Controller