Form 10-K
period 1999-12-31
FLORIDA EAST COAST INDUSTRIES INC
filed 2000-03-30
CIK 740796

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                             -----------------
                                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM       TO
                                                 -----   ------

                           COMMISSION FILE NO. 2-89530
                                               ------

                       FLORIDA EAST COAST INDUSTRIES, INC.
                       -----------------------------------
             (Exact name of Registrant as specified in its charter)

               FLORIDA                                         59-2349968
               -------                                         ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

ONE MALAGA STREET, ST. AUGUSTINE, FLORIDA                        32084
-----------------------------------------                        -----
 (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (904) 829-3421
                                                           ---------------

           Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                   -----------------------------------------

Common Stock-No par value                   New York Stock Exchange
Collateral Trust 5% Bonds                   New York Stock Exchange

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

Based on the closing sales price of March 15, 2000, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $655 million.

The number of shares of the Registrant's common stock, no par value, is 37,218,022 shares issued and 36,418,938 shares outstanding at March 15, 2000, with 799,084 shares of treasury stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2000 (the "Proxy Statement") are incorporated in Part III of this Report by reference.

Forward-Looking Statements



         This Form 10-K, including the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts. Such forward-looking information may include, without limitation, statements that the Company does not expect that lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or other matters will have a material adverse effect on its consolidated financial condition, results of operations or liquidity, and other similar expressions concerning matters that are not historical facts and projections as to the Company's financial results. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those anticipated in the forward-looking statements. Important factors that could cause such differences include, but are not limited to contractual relationships, industry competition, regulatory developments, changes in technology, natural events such as weather conditions, floods and earthquakes, forest fires, the effects of adverse general economic conditions, changes in the real estate markets and interest rates, fuel prices, and the ultimate outcome of environmental investigations or proceedings and other types of claims and litigation.

         As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results and stock price.

         Readers should not place undue reliance on forward-looking statements which reflect management's view only as of the date hereof. The Company undertakes no obligation to publicly release revisions to these forward-looking statements that reflect events or circumstances after the date hereof or reflect the occurrence of unanticipated events.

                                     PART I

As used throughout this Form 10-K Annual Report, the terms "FECI," the "Company" and "Registrant" mean Florida East Coast Industries, Inc. and its consolidated subsidiaries.

ITEM 1.  BUSINESS

GENERAL

FECI is a holding company incorporated under the laws of the state of Florida in 1983, engaged, through four wholly-owned subsidiaries, in rail and trucking operations, real estate (ownership, development and management) and telecommunications (dark fiber and broadband capacity sales). The Company's rail operations connect many of the major population centers and port facilities of Florida, and provide efficient service for its customers through multiple competitive connections to the rest of North America. Florida East Coast Railway ("FECR"), FECI's subsidiary, carries construction aggregate (crushed stone and sand), automobiles and other rail carload commodities, as well as intermodal freight. The Company, through its real estate subsidiary, has extensive and valuable real estate holdings in Florida, totaling approximately 17,800 acres, including 5.2 million square feet of commercial and industrial space in 50 buildings owned by the Company, 509,000 square feet under construction, and 686,000 square feet in pre-development stages. The Company owns unimproved land, including certain land (1,255 acres) with relevant development permits authorizing the construction of 16 million square feet of additional industrial and commercial space and raw land, which has yet to be entitled for development. EPIK Communications Incorporated ("EPIK"), the Company's telecommunications subsidiary previously known as FEC Telecom, Inc., is based in Orlando, Florida, and is a provider of wholesale telecommunications private line services ("bandwidth") and dark fiber. As of December 31, 1999, EPIK's "Florida Footprint" included 12,600 fiber miles of "dark fiber" fiber optic cable, 350 miles of active ("lit") fiber network, as well as telecommunications conduit comprising a 790-mile "telecommunications loop" that will reach 12 of Florida's 15 largest population centers and 70% of its total population. EPIK also entered into a swap of dark fiber with another carrier to gain fiber in Louisiana and Texas. Subsequent to December 31, 1999, EPIK has installed additional dark fiber, is activating additional portions of the "Florida Footprint" and has entered into other fiber swaps to expand its dark fiber network. EPIK is pursuing further expansions to its lit and dark fiber networks.

RECAPITALIZATION AND DISTRIBUTION TRANSACTION

On October 27, 1999, The St. Joe Company ("St. Joe") and FECI announced they have agreed to undertake a recapitalization of the Company to facilitate a pro rata tax-free spin-off to St. Joe's shareholders of St. Joe's 54% equity interest in the Company.

As part of the recapitalization, St. Joe will exchange all of its shares of the Company's common stock for an equal number of shares of a new class of the Company's common stock. The holders of the new class of the Company's common stock will be entitled to elect 80% of the members of the Board of Directors of the Company, but the new common stock will otherwise have substantially identical rights to the existing common stock. The new class of the Company's common stock will be distributed pro rata to St. Joe shareholders in a tax-free distribution. St. Joe will not retain any equity interest in the Company after the spin-off is completed.

The recapitalization, exchange and spin-off are expected to be completed during the second or third quarter of 2000.The transaction is subject to a number of conditions, including the receipt of an Internal Revenue Service ruling concerning the tax-free status of the proposed spin-off. On March 8, 2000, FECI shareholders, including a majority of the shares not held by St. Joe or its affiliates, approved the recapitalization pursuant to a Plan of Merger and amendments to FECI's Articles of Incorporation. Costs (legal, advisory, etc.) associated with the spin-off are expected to be approximately $2.5 million.

At the closing of the transaction, various real estate service agreements between St. Joe and Gran Central Corporation ("GCC"), a wholly-owned subsidiary of the Company, will become effective. Under the terms of these agreements, which extend for up to three years after the closing of the transaction, GCC will retain St. Joe, acting through its affiliates, to continue to develop and manage certain commercial and industrial real estate holdings of GCC.

INDUSTRY OVERVIEW

       RAILWAY

Railroads are divided into three classes based on operating revenues: Class I, $250 million or more; Class II, $20 million to $250 million; and Class III, less than $20 million. As a result of mergers and consolidations, there are currently seven Class I railroads in the country. Proposals for further consolidation of Class I railroads are pending before the United States Surface Transportation Board. The Class I systems handle approximately 90% of the nation's rail freight business. Although consolidation is beginning to occur, the number of Class II and Class III railroads has risen in the last two decades as the rail freight industry experienced a revitalization after the 1980 passage of the Staggers Rail Act, which substantially deregulated the pricing and types of services provided by railroads. As a result, railroads were able to achieve significant productivity gains and operating cost decreases while gaining pricing flexibility. Rail freight service has become more competitive with other transportation modes in both quality and price. The most recent examples of consolidation in the industry are the acquisition and division of Conrail between CSX Corporation and Norfolk Southern Corporation ("NS"); the proposed combination of Burlington Northern Santa Fe and Canadian National Illinois Central and, on the short-line segment, the acquisition of RailTex by RailAmerica. The industry has experienced significant service disruptions as a result of the consolidation of Union Pacific with Southern Pacific and the acquisition and division of Conrail.

Freight railroads generally handle two types of traffic: conventional carloads and intermodal containers and trailers used in the shipment of goods via more than one mode of transportation, e.g., by ship, rail and truck. By using a hub-and-spoke approach to shipping, multiple containers can be moved by rail to and from an intermodal terminal, and then either delivered to their final destinations by trucks or transferred to ships for export. Over the past decade, commodity shippers have increasingly turned to intermodal transportation principally as an alternative to long-haul trucking. The development of intermodal double-stack technology, which allows containers to be moved one on top of the other in specially designed rail cars, together with increasing highway traffic congestion and the shortage of long-haul truck drivers, has contributed to this trend.

FECR operates a Class II railroad along 350 miles of mainline track between Jacksonville and Miami, Florida, serving some of the most densely populated areas of the state. FECR also owns and operates approximately 184 miles of switching track and 159 miles of yard track, all wholly within Florida. FECR has the only coastal right-of-way between Jacksonville and Miami and is the exclusive rail-service provider to the Port of Palm Beach, Port Everglades (Fort Lauderdale) and the Port of Miami.

FECR principally transports trailers and containers on flatcars, rail carloads of crushed stone and other construction materials, motor vehicles, foodstuffs and other consumer products, chemicals and paper.

The following table summarizes the Company's freight shipments by commodity group and as a percentage of rail freight revenues:

                                                      TRAFFIC
                                                      -------

                                               YEAR ENDED DECEMBER 31, 1999
                                               ----------------------------
                                              (dollars and units in thousands)

COMMODITY                       UNITS       PERCENTAGE (%)        AMT. OF REVENUE       PERCENTAGE (%)
---------                       -----       --------------        ---------------       --------------
Intermodal
  TOFC/COFC                     287.3                 62.3                $65,251                 41.2
Rail Carloads
  Crushed stone                 110.3                 23.9                 46,354                29.25
  Construction materials          5.4                  1.2                  3,195                 2.02
  Vehicles                       24.3                  5.3                 18,973                11.97
  Foodstuffs                      8.4                  1.8                  6,376                  4.0
  Chemicals                       4.2                  0.9                  4,752                  3.0
  Paper                           8.7                  1.9                  7,837                  4.9
  Other                          12.7                  2.7                  5,744                  3.6
                                -----                -----               --------                -----
                  Total         461.3                100.0               $158,482                100.0
                                =====                =====               ========                =====

FECR connects with NS and with CSX Transportation, Inc. ("CSXT") at Jacksonville and is able to offer its customers competitive rail connections to the rest of North America. During 1999, approximately 45% of FECR's freight revenues were attributable to traffic that originated on other railroads; approximately 5% was attributable to traffic that originated on FECR but bound for other destinations, and 50% was attributable to traffic that both originated and terminated on FECR's system ("local traffic"). With the exception of haulage services provided for South Central Florida Express, described below, FECR does not receive traffic from one railroad to be passed over its track to another railroad. Because all of FECR's traffic either originates in or is bound for Florida, FECR's revenues can fluctuate seasonally and with economic conditions in Florida rising as the economy expands and declining as it contracts.

Customers are generally given a "through freight" rate, a single figure encompassing the rail transportation of a commodity from point of origin to point of destination, regardless of the number of carriers that handles the car. Rates are developed by the carriers based on the commodity, volume, distance and competitive market considerations. The entire freight bill is paid either to the originating carrier ("prepaid"), or to the destination carrier ("collect"), and divided among all carriers which handle the move. The basis for the division varies and can be based on factors (or revenue requirements) independently established by each carrier which comprise the through rate, or on a percentage basis established by division agreements among the carriers. A carrier such as FECR, which actually places the car at the customer's location and attends to the customer's daily switching requirements, receives revenue greater than an amount based simply on mileage hauled.

FECR serves over 750 direct rail-served customers, as well as hundreds of other customers through the Company's intermodal operations. The Company's five largest customers accounted for approximately 40% of freight revenues in 1999. One customer accounted for approximately 17% of the Company's rail freight revenues in 1999.

FECR handles rail cars for South Central Florida Express, Inc. ("South Central") between Fort Pierce and Jacksonville for interchange with CSXT or NS. South Central is a short-line railroad operating under a twenty-year Trackage Rights Agreement over a branch line owned by FECR extending from Fort Pierce to Lake Harbor. A concurrent Car Haulage Agreement is in effect between Fort Pierce and Jacksonville.

As owner in fee simple of its railroad right-of-way extending along the East Coast from Jacksonville to Miami, FECR actively manages this and ancillary real estate assets owned by it to generate miscellaneous rents and right-of-way lease profits. FECR leases its right-of-way to various tenants for uses including utility company installations and telecommunications companies' fiber optics systems pursuant to long-term leases. FECR continues its pursuit of further opportunities in the telecommunications industry to provide right-of-way leases for fiber optic systems. These revenues are included in the telecommunications segment. In addition, FECR generates revenues from the grant of licenses and leases to use railroad property for outdoor advertising, parking lots and lateral crossings of wires and pipes by utility companies. These miscellaneous rents are included in the rail segment's operating revenues.

       TRUCKING

FECI also owns 100% of the stock of International Transit, Inc. ("ITI"). FECI acquired an 80% interest in ITI on April 1, 1995 and the remaining 20% on June 25, 1997. ITI is a common and contract motor carrier operating throughout the U.S., with a concentration in the Southeast and Midwest. ITI offers truckload over-the-road service, as well as intermodal drayage. ITI also offers transportation logistic services and maintains a brokerage operation. ITI generates revenues from trucking, brokerage and contract logistic services. Ownership of ITI enables the Company to provide coordinated motor/rail intermodal services with FECR to and from southeastern points.

During 1999 and 1998, ITI interlined 13,902 and 13,456 intermodal units (trailers and containers), respectively, with FECR's intermodal facility at Jacksonville.

       REAL ESTATE

FECI owns 100% of the stock of GCC. GCC is engaged in the development, leasing, management and sales of real estate.

GCC owns, operates and leases commercial and industrial properties throughout Florida. GCC owned and operated 50 buildings as of December 31, 1999, with approximately 5.2 million square feet of rentable commercial/industrial space on 365 acres of land. A schedule of these buildings is included in Part 1, Item 2 of this Report. At December 31, 1999, GCC's buildings in service for more than one year were 89% leased, while 85% of its portfolio as a whole, including newly constructed buildings, were leased. GCC's buildings are primarily Class "A" office space and high-quality commercial/industrial facilities constructed after 1987.

At December 31, 1999, GCC had 509,000 square feet under construction, and 686,000 square feet in pre-development, for a total of 1,195,000 square feet, primarily located in the Jacksonville, Orlando and Miami areas. At the pre-development phase, GCC has obtained the necessary permits and invested in engineering, architectural planning and design.

GCC also owns approximately 14,400 acres of undeveloped land in inventory for potential future commercial and industrial development, primarily situated adjacent to FECR's rights-of-way along the eastern coast of Florida. Significant other holdings are in urban or suburban locations offering opportunities for development of business parks, office buildings, warehouse and industrial facilities. The Company believes these holdings will provide significant growth opportunities.

PROJECTS UNDER DEVELOPMENT

The primary focus of GCC's development activities has been the Miami, Jacksonville and Orlando areas, all of which are highly active with local, regional and national development companies competing for land and tenants. The projects under development include:

         - GRAN PARK AT SOUTHPARK - ORLANDO, FL: Located at the intersection of John Young Parkway and Beeline Expressway. Three buildings, totaling 429,000 square feet, have been completed. At December 31, 1999, three buildings, totaling 408,000 square feet, were under development, with completions scheduled for mid-2000. The park has entitlements for an additional 114,000 square feet of office and call center space.

                  In 1999, based on the success of SouthPark, GCC acquired an additional 90 acres adjacent to the existing park. The land has entitlements for 1.8 million square feet of office space and 9 acres of retail uses.

         - BEACON STATION AT GRAN PARK - MIAMI, FL: Located northwest of Miami International Airport. Twenty-four buildings, totaling
                  2.4 million square feet, have been completed. At December 31, 1999, a 101,000-square foot operations center for Union Planters Bank was under construction, with completion scheduled for mid-2000. The park has entitlements for an additional 6.2 million square feet of office, industrial and commercial space. Site preparation is currently underway for four industrial projects totaling 586,000 square feet. GCC has also developed 540,000 square feet of industrial space at Beacon Station in a 50/50 joint venture with Duke-Weeks Realty Corporation.

                  GCC owns 540 acres adjacent to this park for future development.

         - BEACON POINTE AT WESTON - WESTON, FL: Located in west Broward County at I-75 in Weston. In 1998, GCC purchased 30 acres with entitlements for 375,000 square feet of office space. GCC intends to develop the project in a 50/50 joint venture with Duke-Weeks Realty Corporation. The first 100,000-square foot office building was completed in 1999. Site preparation is currently underway for the second 100,000-square foot office building.

The following is a summary of the Company's development activity as of December 31, 1999:

                                                                            NET RENTABLE
     STATUS                    OWNER           PROPERTY DESCRIPTION           SQUARE FEET         START DATE
     ------                    -----           --------------------           -----------         ----------
Under construction              GCC         Gran Park at SouthPark                177,800          May 1999
Under construction              GCC         Gran Park at SouthPark                132,000          Aug. 1999
Under construction              GCC         Gran Park at SouthPark                 97,800          Oct. 1999
Under construction              GCC         Beacon Station at Gran Park           101,400          Oct. 1999
Pre-development                 GCC         Beacon Station at Gran Park           160,600            TBD
Pre-development                 GCC         Beacon Station at Gran Park           182,000            TBD
Pre-development                 GCC         Beacon Station at Gran Park           200,700            TBD
Pre-development                 GCC         Beacon Station at Gran Park            42,800            TBD
Pre-development              GCC/Weeks      Beacon Pointe at Weston               100,000            TBD
                                                                                ---------
                                                          Total                 1,195,100
                                                                                =========

Management is currently evaluating a number of initiatives which capitalize on the convergence of the Company's real estate and telecom interests.

In addition, the rapidly growing area of E-Commerce has created a demand for "high throughput" distribution buildings located near airports and seaports. This major evolution in distribution patterns is expected to have a positive impact on the Company's industrial land holdings, particularly those around the Miami International Airport. Management is currently formulating a strategy to maximize the value of its holdings in view of these significant trends.

Effective as of January 1, 1998, GCC entered into an Asset Management Agreement with St. Joe, pursuant to which St. Joe assumed the management, including permitting, development planning, construction oversight, operation and leasing of GCC's real estate. St. Joe's compensation for these services is in accordance with the agreement (see Part II, Item 8, "Financial Statements and Supplemental Data," and notes thereto). St. Joe owns directly 54% of the common stock of FECI and is a diversified company engaged primarily in the commercial, residential and resort real estate business.

As previously mentioned, on October 27, 1999, FECI and St. Joe announced that they had entered into a Distribution and Recapitalization Agreement ("Distribution Agreement") pursuant to which, subject to shareholder approval, the shares of FECI common stock held by St. Joe will be recapitalized to create a new class of FECI common stock called Class B common stock. Class B shares will be distributed to St. Joe's shareholders as promptly as practicable following the recapitalization (Distribution).

Effective upon the Distribution, St. Joe and GCC will revise the Real Estate Agreements to restructure the relationship. The parties will transition the performance of asset management services from St. Joe to GCC between the date of the Distribution and December 31, 2000. St. Joe will provide property management, leasing, and development services for certain GCC properties for a period of three years from the date of the Distribution. In addition, GCC and St. Joe will jointly own and develop certain properties presently owned by GCC and certain properties presently owned or to be acquired in the future by St. Joe.

St. Joe will pay $6 million in three annual installments commencing on the date of the Distribution as additional consideration for GCC's willingness to enter into the restructured Real Estate Agreements. GCC will pay St. Joe a stipulated amount for asset management services through December 31, 2000. For such services, GCC will pay St. Joe an amount equivalent to an annualized payment of $1,750,000, adjusted pro rata because the term of the Management Agreement is less than one year and also reduced pro rata by one-half percent by the value of any property sold during the year. GCC will pay St. Joe two and one-half percent of collected receipts, subject to customary exclusions, for property management services, lease commissions ranging from one percent to seven percent of fixed rent for leasing services and development fees equal to actual project costs as defined in the restructured Real Estate Agreements multiplied by four percent. Development fees will be paid in installments through design and construction, with the final 30% conditioned on St. Joe's satisfaction of lease-up requirements.

In addition to the Company's real estate activities conducted by GCC, FECR generates realty revenues from leases and sales on FECR-owned but non-operating property, such as leases of land for parking lots and rail- and non-rail-served warehouses.

       TELECOMMUNICATIONS

EPIK, a wholly-owned subsidiary of FECI, is a new, rapidly growing provider of wholesale telecommunications private line services ("bandwidth") and dark fiber in the Southeast. Established in May 1999, EPIK has created a high-capacity fiber optic network along a densely populated corridor reaching metropolitan areas with over 70% of Florida's population. EPIK's fiber runs along FECR's railroad right-of-way and in conduits on other routes acquired through asset swaps. EPIK is also expanding its network into other states and is rapidly deploying next generation technologies that will meet the escalating demand for telecommunications bandwidth.

As of December 31, 1999, the EPIK network consisted of 12,600 fiber miles of "dark fiber" fiber optic cable, 350 miles of active ("lit") fiber network, and a telecommunications conduit comprising a 790-mile "telecommunications loop" in Florida. The active network consisted of seven Points of Presence ("POPs") in major metropolitan areas on the East Coast of Florida, from which customers can be served, and three optical amplification sites. The POPs are equipped with Nortel Networks(TM) Optera(TM) OC-192 DWDM optical equipment, and use SONET architecture to provide the highest levels of service protection. Subsequent to December 31, 1999, EPIK has installed an additional 70,000 fiber miles of dark fiber in Florida, is activating additional portions of the "Florida Footprint," and has entered into other fiber swaps to expand its dark fiber network route miles to over 2,500 miles. EPIK is actively negotiating further expansions to its dark fiber and lit capacity networks on both inter-city and metropolitan routes through both fiber swaps and new construction.

EPIK's network is targeted at the "carriers' carrier" market in which it will provide wholesale bandwidth services to carry the voice and data traffic of Inter-Exchange Carriers ("IXCs"), Competitive Local Exchange Carriers ("CLECs") Internet Service Providers ("ISPs"), and wireless communications companies such as cellular and Personal Communication Services ("PCS") providers. Service features include:

- Transport speeds ranging from DS-3 to OC-192 (the highest commercially available service speed)
- Accessible, centrally-located points of presence in major metropolitan areas
-        Geographically diverse SONET ring architecture

In addition to providing bandwidth services, EPIK will lease or sell dark fiber on its network. The Company will also make "wave services and dim fiber" available to customers who wish to provide their own optronics at end points in the network. Included in these service offerings are:

-        Splicing and pre-sale testing of fiber

-        Maintenance of network
-        Collocation facilities for installation of customer equipment
-        Access to carrier hotels in major metropolitan areas

The telecommunications segment of FECI also includes revenue from long-term right-of-way leases to other telecommunications carriers.

FINANCIAL INFORMATION ABOUT FECI'S SEGMENTS

The Company had total segment operating revenues in 1999 of $329.3 million and an operating profit of $70.8 million. The Company's total railroad operating revenues were approximately $166.1 million; trucking revenues were approximately $29 million; real estate revenues were approximately $128.8 million, and telecommunications revenues were $5.4 million. Segment operating profit (loss) for the railroad was $35.7 million; ($1.2 million) for trucking; $34.4 million for the real estate business, and $1.9 million for the telecommunications segment, (see Footnote 9, "Segment Information," of the Consolidated Financial Statements and supplementary data set forth in Part II, Item 8, of this Report on Form 10-K).

SOURCES AND AVAILABILITY OF RAW MATERIALS

Certain telecommunications materials (fiber optic cable and opto-electronics) are currently provided by a limited number of suppliers. Due to extremely high demand for fiber optic cable and the limited availability of suppliers, EPIK has experienced some delays in delivery of ordered materials. EPIK works closely with suppliers to minimize any affect this condition may have on the build-out of the network plan.

All other raw materials the Railway, GCC and ITI use, including fuel, track materials and building construction materials, are available in adequate supply from multiple sources.

SEASONALITY

FECR's rail traffic is relatively stable throughout the year with heavier traffic ordinarily occurring during the first and last quarters of the year. Its real estate, trucking and telecommunications businesses are not generally seasonal.

WORKING CAPITAL

The Company has a strong working capital position. Current assets exceeded current liabilities by $57.9 million at December 31, 1999.

CUSTOMERS

       RAILWAY

One customer generated about 17% of the Company's rail revenues in 1999. The Company's business could be adversely affected if its large customers suffered significant reductions in their businesses, or reduced shipments of commodities transported by the Railway.

       TRUCKING

The trucking operation is not dependent on any significant customer. No customer generates revenue which exceeds 10% of the trucking operation's revenues. The top fifty shippers of the trucking operation's customer base accounts for approximately 80% of its revenues.

        REAL ESTATE

The Company is not dependent on any significant customer in the real estate segment. GCC's largest commercial tenant occupied approximately 3% of leased space in 1999.

       TELECOMMUNICATIONS

As a wholesale provider of communication services, EPIK targets other telecommunications carriers as its customers. In particular, EPIK's sales and marketing efforts are directed towards Inter-Exchange Carriers ("IXCs"), Competitive Local Exchange Carriers ("CLECs"), Internet Service Providers ("ISPs"), and wireless communications companies such as cellular and Personal Communication Services ("PCS") providers.

In October 1999, EPIK reported its first long-term lease of dark fiber in a transaction that will result in recognition of over $19 million in revenue over a 20-year contract. Subsequent to December 31, 1999, EPIK has signed other lease contracts for dark fiber, and is installing private line circuits for other carriers.



COMPETITION

       RAILWAY

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

There is continuing strong competition among rail, water and highway carriers. Price is usually only one factor of importance as shippers and receivers choose a transport mode and a specific transportation company with which to do business. Inventory carrying costs, service reliability, ease of handling, and the desire to avoid loss and damage during transit are increasingly important considerations, especially for higher valued finished goods, machinery and consumer products. Users are increasingly sensitive to transport arrangements, which minimize problems at successive production stages, even for raw materials, semi-finished goods and work-in-process.

Service disruptions and changes in services offered by NS and CSXT as a result of their acquisition and division of Conrail have adversely affected FECR's intermodal business.

       TRUCKING

The same competitive factors, as noted in Railway above, substantially affect the Company's trucking operations as well.

       REAL ESTATE

The real estate industry is generally characterized by significant competition. The Company plans to continue to expand through office and industrial developments in Florida where the acquisition and/or development of property would, in the opinion of management, result in a favorable risk-adjusted return on investment. There are a number of office and industrial developers and real estate companies that compete with the Company in seeking properties for acquisition, resources for development and prospective tenants. Competition from other real estate developments may adversely affect the Company's ability to attract and retain tenants, rental rates the Company can achieve, and the expenses of operation. The Company may compete with entities that have greater financial and other resources than the Company. There can be no assurance that the existence of such competition could not have a material adverse effect on the Company's business, operations and cash flow.

       TELECOMMUNICATIONS

The wholesale carriers' carrier business is highly competitive and subject to rapid change. Competition is primarily on the basis of availability, price and customer service. EPIK competes primarily on the bases of location of our network, rapid customer provisioning, transmission quality and reliability, highly responsive customer service and price. EPIK faces substantial competition from Inter-Exchange Carriers ("IXCs"), other private wholesale carriers such as affiliates of energy utilities and railroads, Incumbent Local Exchange Carriers ("ILECs"), and Competitive Local Exchange Carriers ("CLECs"). In addition to these entities, potential competitors capable of offering services similar to those offered by EPIK include microwave carriers, satellite carriers, wireless telephone system operators, and end-users with private communications networks. Many of EPIK's existing competitors are large, established companies with substantially greater financial resources. Major competitors include, but are not limited to, Level 3, Qwest, Williams, BellSouth, MCI, Worldcom and AT&T. Additionally, EPIK expects that competition will increase in the future as additional providers of fiber optic networks enter or expand in the market.

REGULATION

       RAILWAY

FECR is subject to regulation by the Surface Transportation Board ("STB") of the U.S. Department of Transportation, which succeeded the ICC on January 1, 1996. The STB has jurisdiction over some rates, routes, conditions of service and the extension or abandonment of rail lines. The STB also has jurisdiction over the consolidation, merger or acquisition of control of and by rail common carriers. The U.S. Department of Transportation, through the Federal Railroad Administration, regulates the safety of railroad operations, including certain track and mechanical equipment standards and certain human factor issues.

The relaxation of economic regulation of railroads, begun over a decade ago by the ICC under the Staggers Rail Act of 1980 ("Staggers Act"), has continued under the STB, and additional rail business could be exempted from regulation in the future. Significant exemptions are TOFC/COFC (i.e., "piggyback") business, rail boxcar traffic, lumber, manufactured steel, automobiles and certain bulk commodities such as sand, gravel, pulpwood and wood chips for paper manufacturing. Transportation contracts on regulated shipments, which no longer require regulatory approval, effectively remove those shipments from regulation as well. Over 95% of FECR's freight revenues come from either exempt traffic or traffic moving under transportation contracts.

Due, in part, to industry consolidation and certain service issues, efforts were made in 1999 to re-subject the rail industry to federal economic regulation. This pressure could continue during 2000. The Staggers Act encouraged and enabled rail carriers to innovate and to compete for business, thereby contributing to the economic health of the nation and to the revitalization of the industry. Accordingly, the nation's rail carriers can be expected to vigorously oppose these ongoing efforts to re-impose such economic regulation.

      TRUCKING

The Company's trucking operation is regulated by the United States Department of Transportation, including the Federal Highway Administration. This regulatory authority exercises broad powers, generally governing activities such as authorizations to engage in motor carrier operations, safety, and certain mergers, consolidations and acquisitions.

      RAILWAY AND TRUCKING

The Company's transportation operations, both rail and trucking, are also subject to extensive environmental laws and regulations, including the federal Clean Air Act ("CERCLA"), and various other environmental laws and regulations. Violations of various statutory and regulatory programs can result in civil penalties, remediation expenses, natural resource damage claims, potential injunctions, cease and desist orders and criminal penalties. Some environmental statutes impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, the Company's present and historic ownership and operation of real property, including rail yards, in connection with its transportation operations involve the storage, use or disposal of hazardous substances that may have contaminated and may in the future contaminate the environment. The Company may also be liable for the costs of cleaning up a site at which it has disposed (intentionally or unintentionally of hazardous substances by virtue of, for example, an accident, derailment or leak) or to which it has transported hazardous substances it generated, such as waste oil.

The Company is currently involved in various remediations of properties relating to its transportation operations. In addition, FECR, along with many other companies, has been named a potentially responsible party in proceedings under Federal statutes for the clean up of designated Superfund sites (see Item 3, "Legal Proceedings"). Based on presently available information, the Company does not believe that the costs of addressing any known environmental issues relating to its transportation operations will be material. However, the future cost of complying with environmental laws and containing or remediating contamination cannot be predicted with any certainty, and there can be no assurances that such liabilities or costs would not have a material adverse effect on the Company in the future.

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

The Growth Management Act requires counties and cities to adopt comprehensive plans guiding and controlling future real property development in their respective jurisdictions. After a local government adopts its comprehensive plan, all development orders and development permits that it issues must be consistent with the plan. Each such plan must address such topics as future land use, capital improvements, traffic circulation, sanitation, sewerage, potable water, drainage and solid wastes. The local government's comprehensive plans must also establish "levels of service" with respect to certain specified public facilities and services to residents. Local governments are prohibited from issuing development orders or permits if facilities and services are not operating at established levels of service, or if the projects for which permits are requested will reduce the level of service for public facilities below the level of service established in the local government's comprehensive plan. If the proposed development would reduce the established level of services below the level set by the plan, the development order will require that at the outset of the project, the developer either sufficiently improve the services to meet the required level, or provide financial assurances that the additional services will be provided as the project progresses.

The Growth Management Act is, in some instances, significantly affecting the ability of developers to obtain local government approval in Florida. In many areas, infrastructure funding has not kept pace with growth. As a result, substandard facilities and services are delaying or preventing the issuance of permits. The Growth Management Act could adversely affect the ability of Florida developers, including GCC, to develop real estate projects.

Continued growth and development of properties in Florida have prompted efforts to pass legislation to curtail or more intensely regulate such development.

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

The Company's ownership and development of real estate are subject to extensive and changing federal, state and local environmental laws, the provisions and enforcement of which may become more stringent in the future. Pursuant to those laws, the owner or operator of real estate may be required to perform remediation regardless of whether it caused the contamination. The sale or development of properties may also be restricted due to environmental concerns, the protection of endangered species, or the protection of wetlands. In addition, violations of various statutory and regulatory programs can result in civil penalties, remediation expenses, natural resource damages, potential injunctions, cease and desist orders and criminal penalties. The Company is not presently aware of any material contamination, or any material adverse environmental development issues relating to its real estate operations. However, there can be no assurance that environmental issues will not arise in the future relating to the real estate operations.

        TELECOMMUNICATIONS

EPIK does not believe that its telecommunications offerings currently are subject to federal or state regulation. Nonetheless, the telecommunications industry is highly regulated by federal, state, and local authorities, judicial and legislative actions may increase regulatory requirements, and the scope of services subject to regulation is not clearly defined and is subject to change. EPIK, therefore, cannot forecast whether it will be subject to regulation in the future and can make no assurance that future regulatory, judicial, or legislative action will not have a material adverse effect on EPIK.

Federal regulation. The Federal Communications Commission ("FCC") regulates interstate telecommunications services. The Communications Act of 1934, as amended, defines "telecommunications service" to mean the "offering of telecommunications for a fee directly to the public, or to such classes of users as to be effectively available directly to the public, regardless of the facilities used." The FCC has found that telecommunications services include only those services that are offered on a "common carrier" basis - that is, services that are provided pursuant to standard rates, terms, and conditions to a broad customer base. In contrast, services that are offered on a "private carrier" basis are not subject to regulation as telecommunications services. EPIK believes that it acts as a private carrier because it provides service to a limited class of customers (e.g., other carriers) on the basis of individually negotiated terms and conditions and long-term service agreements.

Although private carriers are generally unregulated, private carriers that serve end-user customers are required to contribute to the federal universal service fund. Accordingly, if EPIK offers services only to carriers, it would not have to contribute to the federal universal service fund. However, to the extent that EPIK serves non-carriers (e.g., ISPs), even as a private carrier, it will have to contribute a percentage of its end-user, interstate revenues to that fund.

If EPIK is found to be providing interstate telecommunications services, then several additional regulatory requirements could apply:

- If EPIK offers those services to non-carriers (including Internet Service Providers), it would have to file tariffs at the FCC. If EPIK continues to serve only carriers, it would not have to file tariffs at the FCC.

- EPIK would not require any prior FCC authorization to provide domestic, interstate service. It would, however, require prior FCC authorization to offer international services.

-        EPIK would have to comply with various reporting requirements.

- EPIK would be required to contribute to other federal funds, including funds to support the provision of telecommunications relay services to individuals with hearing disabilities and the administration of telephone numbering resources.

- EPIK would be under general obligations to: (1) provide service upon reasonable request, (2) provide service at just, reasonable, and non-discriminatory rates, terms, and conditions, (3) interconnect directly or indirectly with the networks of other carriers, (4) assure that its services are accessible to and usable by persons with disabilities, (5) assure that its network complies with the requirements of the Communications Assistance for Law Enforcement Act,
         (6) limit its use of customer proprietary network information to provisioning of the services in connection with that information was obtained, and (7) be subject to the FCC's complaint process.

Imposition of some or all of these requirements could materially increase EPIK's costs of doing business and limit its pricing flexibility and its ability to respond promptly to customer demands. In addition, if some of EPIK's competitors remain unregulated, EPIK could be at a material competitive disadvantage.

State regulation. State public utility commissions ("PUCs") regulate intrastate telecommunications services. EPIK does not believe it is subject to significant state PUC regulation because it acts as a private carrier. For example, Florida recognizes the private carrier concept. Some other states, however, may not recognize the private carrier concept or may nonetheless seek to subject EPIK to regulation. State regulation of intrastate telecommunications services is similar to FCC regulation of interstate telecommunications services, although the states vary considerably in the nature and extent of regulation imposed on regulated entities. For example, while most states require service providers to obtain formal prior authorization before initiating service, some do not. Similarly, while most states require service providers to file tariffs, some do not. States also may impose universal service contribution requirements and other rules intended to protect public safety and welfare, ensure the continued quality of communications services, and safeguard the rights of consumers. The Company cannot predict whether application of state regulation of EPIK's services would have a material adverse effect.

Local regulation. Local governments exercise legal authority that may impact EPIK's business. For example, local governments typically have the ability to license public rights-of-way, subject to the limitation that they may not prohibit the provision of telecommunications services. Regulation of the use of public rights-of-way may affect the timing in which EPIK is able to provide service and the costs of doing so.

RISKS RELATING TO REAL ESTATE OPERATIONS

Market Risks. There can be no assurance that the U.S. economy, in general, or the economy of the Southeast in particular, will continue to experience positive growth rates or that the United States, in general, or the Southeast in particular, will not be affected by a recession in the future. Certain significant expenditures associated with the development, management and servicing of real estate (such as real estate taxes, maintenance costs and debt payments, if any) would generally not be reduced if an economic downturn caused a reduction in revenues from the Company's properties.

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

Joint Venture Risks. The Company has entered into certain joint venture relationships and may initiate future joint venture projects as part of its overall development strategy. A joint venture may involve special risks associated with the possibility that (i) the venture partner at any time may have economic or business interests or goals that are inconsistent with those of the Company, (ii) the venture partner may take actions contrary to the instructions or requests of the Company, or contrary to the Company's policies or objectives with respect to its real estate investments, or (iii) the venture partner could experience financial difficulties. Actions by the Company's venture partners may have the result of subjecting property owned by the joint venture to liabilities in excess of those contemplated by the terms of the joint venture agreement or have other adverse consequences.

In addition, the Company's joint venture partners may dedicate time and resources to existing commitments and responsibilities.

RISKS RELATING TO TELECOMMUNICATIONS OPERATIONS

Technological risks. The telecommunications industry is subject to rapid and significant changes in technology. For example, recent technological advances permit substantial increases in transmission capacity of both new and existing fiber. The introduction of new products and services or the emergence of new technologies may reduce the cost or increase the supply of certain services similar to those provided by EPIK, impairing the competitiveness of EPIK's offerings. EPIK cannot predict which of many possible future product and service offerings will be crucial to maintain its competitive position or what expenditures will be required to develop profitably and to provide such products and services.

Competition-related risks. The telecommunications industry is highly competitive. EPIK faces substantial competition from IXCs, other private wholesale carriers such as affiliates of energy utilities and railroads, and CLECs. In addition to these entities, potential competitors capable of offering services similar to those offered by EPIK include microwave carriers, satellite carriers, wireless telephone system operators, and end-users with private communications networks. In the future, EPIK may be subject to more intense competition due to the development of new technologies, an increased supply of domestic and international transmission capacity, and consolidation among and between local and long distance carriers. In addition, as the regional Bell operating companies gain authority to enter into long distance service markets, they may be able rapidly to offer competitive services over region-wide fiber optic networks that already are in place.

Regulatory risks. Regulation of the telecommunications industry is changing rapidly. Existing and future federal, state, and local governmental regulations will greatly influence the viability of EPIK. Undesirable regulatory changes could adversely affect EPIK's business, financial condition, competitiveness, and results of operations. For example, while EPIK does not believe that it is subject to federal or state regulation as a common carrier, EPIK cannot predict the future regulatory status of its business. The FCC has recognized a class of private, non-common carriers whose practice it is to make individualized decisions on what terms and with whom to deal, and EPIK believes it falls into this class. These carriers may be subject to the FCC's jurisdiction, but are not currently extensively regulated. In addition, some states may not recognize the private carrier concept and, for this or other reasons, may seek to regulate EPIK's intrastate services. If EPIK becomes subject to the FCC's or state PUC jurisdiction, it will be required to comply with a number of regulatory requirements, including, but not limited to, rate regulation, prior authorization requirements, reporting requirements, and special payments. Additionally, if EPIK offers services to non-carriers, it will have to contribute to the federal universal service fund. Compliance with these regulatory requirements may impose substantial administrative burdens on EPIK. Furthermore, CLECs, ILECs, and IXCs (which may be both customers and competitors of EPIK) are subject to various federal and state telecommunications laws and regulations. Changes in those laws and policies may affect EPIK's business by virtue of the interrelationships between EPIK and these regulated telecommunications companies. It is difficult for EPIK to forecast how these changes will affect EPIK.

EMPLOYEES

FECI employed 12 people, while FECR employed 841. ITI employed 192 employees, and EPIK employed 13 as of December 31, 1999. Approximately 660 of FECR's employees are represented by the following labor unions: United Transportation Union ("UTU") (train and engine service employees), Brotherhood of Maintenance of Way Employees ("BMWE") (track maintenance and structures) and International Brotherhood of Electrical Workers ("IBEW") (seven crafts, including agents and clerical, carmen, maintenance of equipment foremen, roadway shop, signals and communications, train dispatchers, boilermakers, electricians, machinists, sheetmetal workers and shop laborers). The Company has recently completed negotiations regarding changes to labor agreements with all organizations. The Company considers its working relationship with its unions to be satisfactory.

As of December 31, 1999, GCC had four employees, including a Chief Operating Officer and other key management members. During 2000, certain additional positions within GCC will be filled to facilitate the transition of the real estate operation.

ITEM 2.  PROPERTIES

The Company's material physical properties at December 31, 1999 are listed below and are grouped by industry segment. All properties shown are owned in fee simple, except where otherwise indicated.

       RAILWAY

FECR owns three connected four-story buildings in St. Augustine, Florida which are used by FECI and FECR as corporate headquarters. FECR also owns, in fee simple, a railroad right-of-way, generally 100 feet wide, along the East Coast of Florida extending for 350 miles used for its railroad operations and telecommunications facilities. FECR also owns 91 miles of branch mainline, various rail car marshalling yards, trailer/container and automobile loading and unloading facilities, signaling system facilities and a number of operating offices, shops and service house buildings.

On March 2, 1998, FECR entered into a Trackage Agreement with South Central providing for, among other things, the exclusive operation and maintenance of 56 miles of the 91 miles of branch mainline.

Tracks in all classes, their bridges and the fixed property and signal improvements supporting the transportation effort, are maintained to a level equaling the needs of service. The mainline and its passing tracks are, in general, constructed of 132-pound per yard continuous welded rail supported on concrete crossties. These facilities provide a reliable infrastructure for the conduct of a transportation service suited to the business demands of our customers, to include unrestricted movement of double-stacked containers, tri-level automobiles and heavier axle rail cars.

The branch mainlines, way switching and yard tracks are, for the most part, of 115-pound per yard materials supported by wood ties. These tracks and certain mainline yard tracks are of a lesser weight of rail supported on wood ties and, although in suitable condition, are to be improved by the installation of heavier materials. Programs designed to address this matter may be expected to extend over several future years.

FECR owns 81 diesel electric locomotives; 2,483 freight cars; 883 trailers for highway revenue service; numerous pieces of rail-mounted and non-rail-mounted work equipment, and numerous automobiles used in maintenance and transportation operations. All equipment owned is in good physical condition.

       TRUCKING

ITI leases approximately 3,500-sq. ft. of office space in Cincinnati, OH where its corporate headquarters and terminal dispatching operations are located.

ITI leases 717-sq. ft. of office space in Jacksonville, Florida from FECR, and 7,168-sq. ft. of office space in Jacksonville from the prior owner of ITI. ITI leases 1,000-sq. ft. of office space in Byron, Georgia; approximately 1,000-sq. ft. of office space in Albany, Georgia, and 2,500-sq. ft. in Atlanta, Georgia for terminal dispatching operations.

ITI has approximately 200 tractors available, consisting of 87 owner-operated tractors and 6 terminal hostlers. ITI has a total of 289 trailers in its fleet, consisting of 8-45', 26-48' and 255-53' dry vans.

       TELECOMMUNICATIONS

Buildings and land: EPIK leases approximately 11,500-sq. ft. of office space in Orlando, Florida where its corporate headquarters are located. EPIK also leases 200 sq. ft. of space for its telecommunications equipment in Teleplace, and 3,279 sq. ft. of space in New World Tower, both in Miami, Florida. EPIK has also purchased a 27,500 sq. ft. office building in Jacksonville, Florida that will be converted to house telecommunications equipment for EPIK and for its customers. EPIK owns 15 specialized telecommunications huts, totaling 6,480 sq. ft. to house telecommunications equipment. Nine of these facilities are located on the Florida East Coast Railroad right-of-way. The other huts are located on various parcels of land adjacent to the fiber network.

Telecommunications equipment: EPIK's "Florida Footprint(TM)" network has 12,600 strand miles of single mode fiber, and has 70,000 strand miles of non-zero mode dispersion shifted fiber, and is installing an additional 100,000 strand miles in Florida. This fiber is, or will be, installed in 790 miles of telecommunications conduit, buried along FECR's railroad right-of-way and on other railroad and highway rights-of-way. The active portion of the network (350 miles as of December 31, 1999) uses Nortel NetworksTM OpteraTM OC-192 DWDM optical equipment, which will also be used to activate the remainder of the "Florida Footprint.TM" EPIK has also entered into dark fiber swapping agreements with other carriers that provide 20 year indefeasible rights-to-use (IRUs) on 3,011 additional route miles in Florida, Georgia, Louisiana, Texas and Colorado. EPIK is pursuing additional fiber swaps and conduit acquisitions that will further extend its geographic footprint and route miles. These swapping agreements also provide reciprocal access to collocation facilities.

       REAL ESTATE

At year-end 1999, GCC's commercial and industrial portfolio included 50 buildings aggregating 5.2 million rentable square feet. GCC's income-producing properties are detailed below:

                        GCC'S INCOME-PRODUCING PROJECTS
                             (at December 31, 1999)

                                                                         RENTABLE      OCCUPIED
                                 NO. OF                                   SQUARE        SQUARE            %         YEAR
LOCATION                         BLDGS.                TYPE                FEET          FEET        OCCUPIED       BUILT
--------                         ------                ----                ----          ----        --------       -----

DuPont Center
Jacksonville, FL                   2      Office Buildings                160,000       160,000           100       1987-88

Gran Park at
Deerwood South
Jacksonville, FL                   4      Office Buildings                519,000       482,000            93       1996-98

Gran Park at
Deerwood North
Jacksonville, FL                   1      Office Building                 134,000        48,000            36       1999

Gran Park at                       1      Office Building                 125,000       125,000           100       1999
Jacksonville                       4      Office/Showroom/Warehouses      441,500       333,000            75       1997-99
Jacksonville, FL                   1      Front Load Warehouse             99,000        46,000            46       1997
                                   1      Rail Warehouse                  108,000        57,000            53       1997

Gran Park at the                   3      Office Buildings                242,000       204,000            84       1992-95
Avenues                            3      Office/Showroom/Warehouses      172,000       125,000            73       1992-97
Jacksonville, FL                   2      Office Warehouses               302,000       283,000            94       1994-96

Gran Park at SouthPark             2      Office Buildings                297,000       222,000            75       1998-99
Orlando, FL                        1      Office/Showroom/Warehouse       132,000       111,000            84       1998

Beacon Station at                  5      Office/Showroom/Warehouses      369,000       367,000            99       1988-94
Gran Park                          6      Office Warehouses               588,000       509,000            87       1990-97
Miami, FL                          4      Rail Warehouses                 397,000       347,000            87       1989-94
                                   7      Front Load Warehouses           790,000       692,000            88       1991-95
                                   1      Double Front Load Warehouse     239,000       239,000           100       1993
                                   1      Office Service Center            39,000        39,000           100       1994

Pompano Rail Building
Pompano Beach, FL                  1      Rail Warehouse                   54,000        54,000           100       1987
                                  --                                    ---------    ----------           ---
TOTAL-100% OWNED BUILDINGS        50                                    5,207,500     4,443,000            85
                                  ==                                    =========     =========           ===

Note: An additional 640,000 rentable square feet of office and industrial product are owned in 50/50 partnerships with Duke-Weeks. These properties are located in Weston, Florida and Miami, Florida.

The Company periodically reviews its inventory of income-producing commercial and industrial properties and undeveloped properties to determine how best to maximize their value. In certain circumstances, the review has, in the past, resulted in the sale of certain properties and may, in the future, result in the sale of certain of the properties listed on Page 17, as well as other properties which may be developed in the future. The Company continues to invest in the development of additional leasable commercial and industrial space, and currently has 509,000 square feet under construction and 686,000 square feet in the pre-development stage, (see Part I, Item 1, "Business," in this Report on Form 10-K).

GCC's land portfolio includes the following major land holdings:

BALL TRACT

A 2,150-acre tract located in northern St. Johns County along the growing US 1 corridor between Jacksonville and St. Augustine. The property fronts on US 1 to the west, the Intracoastal Waterway to the east, and lies between two large announced mixed-use residential and commercial communities not yet under development. GCC expects the property to be similarly as a master planned community incorporating both residential and commercial uses, but must first seek and obtain various land use approvals from state, regional and local governmental entities.

LEMBERG NORTH

A 580-acre tract located in northern St. Johns County along the growing US 1 corridor between Jacksonville and St. Augustine. The property fronts along the western boundary of FECR's mainline which is immediately adjacent to US 1. GCC expects to develop the property as a rail-oriented industrial park, but must first seek and obtain various approvals from state, regional and local governmental entities.

LEMBERG SOUTH

A 520-acre tract located in northern St. Johns County just west of the growing US 1 corridor between Jacksonville and St. Augustine. GCC expects to seek and obtain land use and development rights for the development of a planned residential community on the property.

MILLER SHOP

A 327-acre tract, partially owned by GCC and FECR (GCC, 70 acres; FECR, 257 acres), located in St. Johns County along US 1 at the northern end of the city of St. Augustine. The property fronts along US 1 on the east, and the San Sebastian River on the west. GCC expects to master plan this property for a variety of mixed uses of commercial, industrial and residential. Additionally, GCC has received entitlements for 150,000 square feet of commercial development on 28 acres of the property.

NATIONAL GARDENS

A 5,900-acre tract located in Volusia and Flagler Counties divided by the intersection of I-95 and US 1. As demand develops, GCC expects to master plan portions of the property for a mixed use of commercial, industrial and residential uses, but will need to first seek and obtain various land use approvals from state, regional and local governmental entities.

TICO TRACT

A 1,700-acre tract located in northern unincorporated Brevard County just to the southwest of the city limits of Titusville. The property fronts along I-95, SR 405 and US 1 and surrounds the Space Coast Executive Airport on two sides. At such time that demand for industrial development dictates, GCC expects to develop the property as a planned industrial park, but will need to first seek and obtain various approvals from state, regional and local governmental entities.

FORT PIERCE K-4

A 565-acre tract located in St. Lucie County at the southeast quadrant of the intersection of I-95 and the Florida Turnpike. The land use designation for the property is for mixed-use development, with 160 acres of the property presently zoned for heavy industrial. The remainder is presently zoned for agriculture residential. When market analysis reflects the proper demand for industrial use, GCC expects to develop the industrial zoned property for sale. Various approvals from state, regional and local governmental entities will be required.

DOWNTOWN MIAMI LOTS

A 9-acre tract located in downtown Miami fronting on NW 1st Avenue adjacent to the Miami Arena and less than one block from an announced Federal Courthouse. The future land use designation and zoning of the property are for office/mixed-use. GCC is evaluating the development of the property for the allowable use.

The Company owned and managed 17,774 acres of land at year-end 1999, which included 365 acres on which the buildings set forth immediately above are located; 1,869 acres developed with infrastructure ready to receive buildings, including the projects under development described in Item 1, Part 1 of this Report; 14,358 acres of undeveloped properties described in Item 1, Part I of this Report, and 1,182 acres owned by FECR. These properties are held for lease, development and/or sale and are in fifteen counties of the state of Florida as follows:

                     COUNTIES                  ACRES
                     --------                  -----

               Duval                            1,486
               St. Johns                        3,385
               Putnam                              87
               Flagler                          3,462
               Volusia                          3,584
               Brevard                          2,546
               Orange                             176
               Indian River                         5
               St. Lucie                          610
               Martin                             648
               Palm Beach                          31
               Broward                             61
               Dade                             1,586
               Manatee                             87
               Okeechobee                          20
                                               ------
                                        Total  17,774
                                               ======

ITEM 3.  LEGAL PROCEEDINGS

FECR has been named as a potentially responsible party ("PRP") by the United States Environmental Protection Agency ("USEPA") for the remediation of six sites. On the first site, the USEPA has alleged that FECR caused certain materials, including waste oil, to be disposed of at the site over a period of years. The USEPA has offered all named PRPs an opportunity to participate in its new pilot allocation program. This program is similar to binding arbitration. Since FECR is participating in this program, its share of the liability for the remediation will be fixed. Based on the allocator's assessment of responsibility, FECR believes that its liability for the remediation of the site will not be material.

FECR was contacted by the USEPA during 1996 seeking reimbursement of costs associated with the remediation of a site in Hialeah, Florida. An individual operated a business on this site for a number of years. The building slightly encroached upon FECR's right-of-way. Upon discovering this, FECR entered into a lease agreement with the business owner rather than require the building be removed. The individual has ceased doing business. The USEPA is seeking reimbursement from FECR on the grounds that FECR was an "owner" of the site. FECR had no involvement in the contamination, but has been named as a PRP solely as a result of its ownership of the underlying land on which the building encroached. The ultimate cost, if any, is not expected to be material.

In 1999, FECR resolved EPA's claims at two of the six sites, with contributions to the remediation costs totaling less than $75,000 in the aggregate. FECR expects to resolve EPA's claim on another site shortly in an amount less than $25,000. FECR resolved EPA's claim regarding a site in Virginia in 1996 and does not expect any additional liability.

FECR has recently become aware that contaminants from historic railroad operations in a yard adjacent to its railroad right-of-way may have migrated through the movement of groundwater off-site. FECR is working closely with the Florida Department of Environmental Protection to investigate this matter and to develop an appropriate plan of remediation, if required as a result of the investigation. Possible alternatives include natural attenuation or groundwater pumping and treatment. Based on information available to FECR as of the date of this report, the costs of investigating and addressing this possible migration are not expected to be material or cause material changes in the business.

Compliance with federal, state and local laws and regulations is a principal goal of the Company. The Company, through its subsidiaries, has entered into a number of consent orders with state regulatory agencies to remediate certain identified sites. The Company continues to cooperate with federal, state and local agencies to ensure its facilities are operated in compliance with applicable environmental laws and regulations. The Company is not aware of any monetary sanctions to be imposed which, in the aggregate, are likely to exceed $100,000, nor does it believe that corrections, if any, will necessitate significant capital outlays or cause material changes in the business.

The Company is a defendant in a number of lawsuits and is involved in government proceedings arising in the ordinary course of business, including bodily injury claims and contract claims. While management of the Company cannot predict the outcome of such litigation and other proceedings, management does not expect these matters to have a materially adverse effect on the consolidated financial condition, cash flows or results of operations of the Company. The Company does carry comprehensive liability insurance for certain of such claims, but maintains a significant self-insured retention amount, consistent with the transportation industry's standards.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

The common stock of FECI, owned by 628 stockholders of record as of December 31, 1999, is traded on the New York Stock Exchange with the symbol FLA.

The following table shows the high and low sales prices and dividends per share by quarter for 1999 and 1998 after restatement to reflect the four-for-one split of the Company's common stock which became effective June 1, 1998:

COMMON STOCK PRICE                                            CASH
------------------                                          DIVIDENDS
    1999                   HIGH              LOW              PAID
    ----                   ----              ---              ----

First Quarter           $35 1/8          $25 7/8             $.025
Second Quarter          $44 1/4          $26 3/4             $.025
Third Quarter           $43 7/8          $29 5/8             $.025
Fourth Quarter          $45 3/8          $31                 $.025

    1998
    ----
First Quarter           $28 5/8          $23 1/2             $.025
Second Quarter          $31 3/4          $27 1/2             $.025
Third Quarter           $30 1/2          $23                 $.025
Fourth Quarter          $36              $26                 $.025

The Company pays quarterly cash dividends on its outstanding shares of common stock. The determination of the amount of future cash dividends, if any, to be declared and paid by the Company will depend upon, among other things, the Company's financial condition, funds from operations, level of capital expenditures, future business prospects and other factors deemed relevant by the Board of Directors. The closing price of the Company's common stock was $43.875 as of March 15, 2000.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below with respect to the Company's consolidated statements of income for each of the five years in the period ended December 31, 1999, and with respect to the consolidated balance sheets for the same periods are derived from the consolidated financial statements.

                                                                 YEARS ENDED DECEMBER 31,
                                                                ------------------------
                                                   1999         1998       1997         1996        1995
                                                   ----         ----       ----         ----        ----
                                                   (dollars in thousands, except per share amounts)

INCOME STATEMENT DATA:
Operating Revenues                              324,273      247,776     250,520     208,031     201,107
Operating Expenses (excl. special charges)      255,376      189,939     198,198     170,425     166,479
                                               ---------------------------------------------------------

Operating Profit (excl. special charges)         68,897       57,837      52,322      37,606      34,628
Special Charges                                  (7,487)           0           0           0           0
                                               ---------------------------------------------------------

Operating Profit (after special charges)         61,410       57,837      52,322      37,606      34,628

Other Income (excl. special charges)              5,362       12,362      10,635      10,511       7,294
Special Charges to Other Income                    (762)           0           0           0           0
                                               ---------------------------------------------------------
Other Income (with special charges)               4,600       12,362      10,635      10,511       7,294
                                               ---------------------------------------------------------

Income before Income Taxes                       66,010       70,199      62,957      48,117      42,552
Provision for Income Taxes                       25,231       26,578      22,822      17,703      15,915
                                               ---------------------------------------------------------

Net Income                                       40,779       43,621      40,135      30,414      26,637
                                               =========================================================

Net Income (excl. special charges)               45,892       43,621      40,135      30,414      26,637
                                               =========================================================

Earnings Per Share-Basic & Diluted             $   1.12      $  1.20     $  1.11     $  0.84     $  0.74
                                               =========================================================

Earnings Per Share-Basic & Diluted
(excl. special charges)                        $   1.26      $  1.20     $  1.11     $  0.84     $  0.74
                                               =========================================================

Weighted-Average Shares-Basic                    36,302       36,286      36,286      36,208      36,208
                                               =========================================================

Weighted-Average Shares-Diluted                  36,509       36,299      36,286      36,208      36,208
                                               =========================================================

Cash Dividends Declared on Common Stock           3,636        3,627       3,624       3,627       3,616
                                               =========================================================

Cash Dividends Declared Per Share on
  Common Stock                                 $    .10      $   .10     $   .10     $   .10     $   .10
                                               =========================================================

                                                                                AT DECEMBER 31,
                                                                                ---------------
                                                             1999          1998         1997        1996        1995
                                                             ----          ----         ----        ----        ----
BALANCE SHEET DATA: (dollars in thousands)
Total Assets (a)                                          910,878       871,541      825,490     789,681     756,210
Cash and Investments                                      102,552        85,423      103,144      94,229      93,275
Properties Less Accumulated Depreciation                  742,176       720,891      663,672     636,019     608,640
Shareholders' Equity                                      724,441       686,831      648,875     608,796     581,860

(a)-Certain amounts have been reclassified to conform with the current year's presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis should be read in conjunction with Item 8, "Consolidated Financial Statements," Item 1, "Business," and Item 2, "Properties," included elsewhere herein. The following discussion contains forward-looking statements. The Company's actual results may differ significantly from those projected in the forward-looking statements.

GENERAL OVERVIEW

FECI is a holding company engaged, through four wholly-owned subsidiaries, in the rail, trucking, real estate and telecommunications businesses.

Except for certain of the Company's trucking and telecommunications assets and operations, the Company's assets and operations are located in the state of Florida. Consequently more broadly, the Company's performance is significantly affected by the general health of the Florida economy, as well as the national economy. The Company's real estate operations are cyclical and are affected by local demographic and general economic trends and the supply and rate of absorption of new construction. Although the Company's real estate business has a large portfolio of income-producing properties that provide stable operating results, the Company's real estate earnings may be significantly affected from period to period by the nature and timing of sales of development property and other assets.

The Company generates rail operating revenues primarily from the movement of freight in both conventional freight cars and intermodal shipments of containers and trailers on flatcars over its rail lines. Freight revenues are recorded proportionately as freight moves from origin to destination. Modest non-freight operating revenues are derived from demurrage and detention (equipment per diem paid by customers), switching, weighing, special train and other transportation services, as well as from services rendered to freight customers and other outside parties by the Company's Maintenance of Way, Communications and Signals and Maintenance of Equipment Departments. The Company has one railroad customer, which accounted for approximately 12.5%, 15.3% and 17% of its operating revenues in 1997, 1998 and 1999, respectively. The Company does not believe that this customer will cease to be a rail shipper or will significantly decrease its freight volume in the foreseeable future. In the event that this customer or another large customer should cease or significantly reduce its rail freight operations, management believes that the Company could restructure its operations to reduce operating costs by an amount sufficient to offset the decrease in operating revenues.

Trucking revenues are generated by various services, including full over-the-road service, intermodal pick up and delivery and transportation brokerage.

The Company's rail and trucking operating expenses consist of salaries and wages and related payroll taxes and employee benefits, depreciation, insurance and casualty claim expense, diesel fuel, car hire, property taxes, materials and supplies, purchased services and other expenses. Many of the railway's operating expenses are of a relatively fixed nature, and do not increase or decrease proportionately with increases or decreases in operating revenues unless the Company's management takes specific actions to restructure the Company's operations. The Company experiences increases/decreases in fuel costs as the price of diesel fuel fluctuates in the market.

Real estate operating revenues are generated from (i) rental of lease contracts on its commercial and industrial portfolio of buildings and (ii) sales of land and/or buildings.

Real estate operating expenses include the costs of real estate sales and of managing commercial and industrial properties. The Company sells certain real estate holdings when it determines its rate of return on such property is advantageous. Real estate expenses can fluctuate significantly year to year due to the costs of such sales. The Company incurs property management expenses, such as building maintenance, leasing, advertising costs and property taxes, as new buildings are completed and placed in the Company's inventory of leasable properties.

Telecommunications revenues are generated from leases of railroad right-of-way to other telecommunications companies for the installation of fiber optic and other facilities. In the Company's newly formed telecommunications business, revenues will be derived from long-term leases and sales of dark fiber, for which revenues are recognized over the lease contract, sale of broadband private line circuits, and leases of collocation facilities.

Telecommunications expenses are primarily salaries and wages, related payroll taxes, employee benefits, professional services, depreciation, purchased services and other expenses.

RESULTS OF OPERATIONS

Discussion is based on segment information - see Note 9 included in Item 8 of this Report.

Operating revenues in 1999 increased by $76.6 million to $329.3 million from $252.7 million in 1998. This $76.6 million increase consisted of increases of approximately $75.7 million in the realty segment, and $2.7 million in the railway segments offset by decreases of approximately $.8 million in the trucking segment, and $1 million in the telecommunications segment. Real estate revenues included the sale of three industrial parks with proceeds of $63.2 million. The remainder of realty revenue increases results from rental income and sales of undeveloped property.

The 1999 results of operations include the unique costs consisting of spin-off related expenses ($2.5 million); start-up cost for EPIK ($3.5 million); settlement of previous year litigation ($2.7 million), and placement costs for new management team ($1.9 million). These costs are considered non-recurring or should be reduced in future periods.

RESULTS FOR 1999 COMPARED TO 1998

REVENUES

       RAILWAY

FECR handled 174,000 rail carloads in 1999 compared to 161,000 in 1998, an increase of 13,000 carloads or 8.1%. The railroad handled 287,000 intermodal units in 1999 compared to 326,000 in 1998, a decrease of 39,000 or 12.0%.

Railway revenues increased to $166 million in 1999 from $163 million in 1998, an increase of approximately $3 million or 2%. This increase was primarily attributable to increases in shipments of aggregate and automotive/automotive parts traffic. Aggregate shipments increased in 1999 by 7,100 carloads or 6.8% over 1998. This increase is reflective of a sustaining strong Florida economy as evidenced with continued growth in residential and commercial markets, as well as highway construction projects. Automotive and automobile-related traffic increased in 1999 by approximately 1,800 rail cars or 8.0% over 1998. The increase in the number of automotive shipments is primarily attributable to continued strength in the shipment of new vehicles to Miami, as well as the opening of an automotive handling facility on the Company's property in Titusville in 1998 by NS.

The decrease in intermodal shipments includes a decrease of approximately 25,700 or 11.0% in trailers handled, and a decrease in containers handled of 13,600 or 12.9%. The overall 12.0% decrease in intermodal shipments primarily results from Norfolk Southern's service redesign that commenced in 1998 whereby certain terminals along the East Coast of Florida were no longer marketed. Port consolidations and the repositioning of certain traffic from 20' to 40' equipment also contributed to the decrease.

Other carload traffic increased 4,200 carloads or 11.9%. This increase was primarily due to new traffic received at the new Norfolk Southern bulk terminal facility located on FECR's right-of-way. Traffic volumes associated with the South Central Florida Express also increased in 1999.

       TRUCKING

The Company's trucking subsidiary's operating revenues were down slightly at $29.0 million in 1999 from $29.8 million in 1998. This decrease was primarily attributable to the loss of three customer accounts during the third quarter, which was not fully offset by new business.

       REAL ESTATE

The Company generated operating revenues ($128.8 million in 1999 and $53 million in 1998) in its realty segment from both real estate owned by GCC and real estate owned by FECR. GCC generated revenues ($125.8 million in 1999 and $50.5 million in 1998) from rent of its improved and certain unimproved properties and sales of certain real estate assets. FECR's realty revenues ($3 million in 1999 and $2.5 million in 1998) are generated by leases and sales of non-operating properties.

GCC's revenues increased by $75.3 million (149%) to $125.8 million in 1999 compared to $50.5 million in 1998. The increase is primarily associated with 1999 real estate sales which contributed $70.1 million to the increase over 1998. Two industrial parks in Miami, with ten operating buildings (1.2 million square feet), were sold in the first quarter of 1999, generating revenues of $49 million. Additionally, one industrial park in Jacksonville, with six buildings, was sold during December 1999, generating revenues of $13.6 million. Increased rental revenues contributed the remaining $5.2 million of the increase in total GCC revenues over 1998 rental revenues of $43 million. Increased rental revenues were primarily generated from increased occupancy and rental rates of buildings completed during 1998 and "leased-up" during 1998 and 1999. Increases in rental revenues from "same store" ($2.5 million) and new buildings completed in 1999 ($1.9 million) were offset by decreased revenues ($3.9 million) from buildings sold during 1999.

The Company uses a supplemental performance measure along with operating profit to report its operating results for its real estate operations. This measure is earnings before interest expense, income taxes, depreciation and amortization (EBITDA). EBITDA is not a measure of operating results or cash flows from operating activities as defined by generally accepted accounting principles. Additionally, EBITDA is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. However, the Company believes that EBITDA provides relevant information about its real estate operations and, along with operating profit, is useful in understanding its real estate operating results. GCC generated EBITDA of approximately $47.1 million in 1999 compared to $27.1 million in 1998, a $20 million increase or 74% over 1998. $15 million of the increased EBITDA resulted from sales of the previously mentioned industrial parks and certain undeveloped land parcels. The remaining increases in EBITDA related to rental activities.

       TELECOMMUNICATIONS

Telecommunications revenues for 1999 were $5.4 million, $1 million less than 1998. Included in 1998 revenues was a $2.5 million recognition of a non-monetary exchange involving fiber optic cables. Results for 1999 reflect increased revenues provided under lease renewals and new leases.

EXPENSES

Operating expenses overall increased $73 million in 1999 to approximately $268 million. Operating expense increases in 1999 consisted of approximately $57.1 million in the realty segment, $5.4 million for the railway segment, $3.4 million in the telecommunications segment, $6.6 million for corporate general and administrative and $.5 million for the trucking segment.

       RAILWAY

Operating expenses increased $5.4 million to $130.4 million at December 31, 1999. Included in 1999 operating expenses were $5.5 million of special charge items shown in Note 4 of the financial statements. These special charge items were included in the captions "Materials" ($1.2 million), "General and Administrative" ($4.4 million) and "Other" ($.8 million).

Increased fuel costs of $.4 million; a $2.7 million settlement of a lawsuit involving a 1994 incident, and costs, $1.2 million, associated with a second quarter derailment were offset by savings generated from severance programs started in late 1998 ($2.0 million); cost control initiatives implemented in 1999 ($2.7 million), and reduced intermodal expenses as volumes decreased ($.9 million).

       TRUCKING

Trucking expenses increased $.5 million to $30.2 million at December 31, 1999. Increased expenses primarily resulted from increased casualty expenses of $1 million that related to prior year incidents, while operating costs decreased with revenue volumes.

       REAL ESTATE

Real estate expenses increased in 1999 by $57.1 million to $94.4 million. The sale of three industrial parks previously mentioned caused real estate expenses to increase $53.6 million over 1998. Rental operating expenses accounted for the remaining increased expenses, and reflected overall increased costs of "same store" and new buildings, along with increased management fees.

       TELECOMMUNICATIONS

Telecommunications expenses, which increased $3.3 million to $3.5 million in 1999, reflected the start-up of EPIK. EPIK established offices in Orlando, began its initial operations, and built a team of 13 professionals during 1999.

       CORPORATE GENERAL & ADMINISTRATIVE

The increase in corporate general and administrative expenses of $6.6 million in 1999 related to $2.0 million of special charges for the curtailment of certain compensation plans; $2.5 million of spin-off (legal and consulting) costs incurred, and $1.9 million of increased staffing and moving costs as the new management team was assembled.

OTHER INCOME

Other income generated from investments and other transactions decreased to $4.6 million in 1999, a decrease of $7.8 million or 62.9% over 1998. The decrease primarily resulted from decreases in investment income as the Company liquidated certain investments to fund capital expenditures for transportation projects and new building construction, along with the recognition of unrealized losses on certain investments and the write-off of certain information technology assets that were included in the second quarter special charges.

Income tax expenses decreased in 1999 by approximately $1.4 million to $25.2 million, representing an effective rate of 38.2% compared to an effective rate of 37.9% in 1998.

Net income for 1999 was $40.8 million or $1.12 per diluted share, compared to net income in 1998 of $43.6 million or $1.20 per diluted share.

                          SUMMARY OF OPERATING RESULTS
                                  1999 VS. 1998
                             (dollars in thousands)

RAILWAY                                                                            1999              1998           $ Change
-------                                                                          -------            -------         ----------
  Operating Revenues                                                             161,389            158,613              2,776
  Operating Expenses(1)                                                          130,370            124,936              5,434
                                                                                 ---------------------------------------------
  Operating Profit                                                                31,019             33,677             (2,658)
  Intersegment Revenues & Expenses                                                 4,699              4,740                (41)
                                                                                 ---------------------------------------------
  Segment Operating Profit                                                        35,718             38,417             (2,699)
                                                                                 =============================================

TRUCKING
  Operating Revenues                                                              29,011             29,774               (763)
  Operating Expenses                                                              25,524             24,986                538
                                                                                 ---------------------------------------------
  Operating Profit                                                                 3,487              4,788             (1,301)
  Less: Intersegment Expenses                                                     (4,699)            (4,740)               (41)
                                                                                 ---------------------------------------------
  Segment Operating Profit                                                        (1,212)                48             (1,260)
                                                                                 =============================================

REAL ESTATE OPERATIONS
  Rental Revenues                                                                 50,835             45,121              5,714
  Operating Expenses                                                              38,179             34,694              3,485
                                                                                 ---------------------------------------------
  Operating Profit from Realty Rental                                             12,656             10,427              2,229
                                                                                 ---------------------------------------------

  Land Sales                                                                      77,608              7,972             69,636
  Cost of Sales                                                                   56,191              2,563             53,628
                                                                                 ---------------------------------------------
  Operating Profit from Land Sales                                                21,417              5,409             16,008
                                                                                 ---------------------------------------------
  Realty Operating Profit                                                         34,073             15,836             18,237
  Intersegment Revenues & Expenses (net)                                             323                 56                267
                                                                                 ---------------------------------------------
  Segment Operating Profit                                                        34,396             15,892             18,504
                                                                                 =============================================

TELECOMMUNICATIONS
  Operating Revenues                                                               5,431              6,392               (961)
  Operating Expenses                                                               3,544                177              3,367
                                                                                 ---------------------------------------------
  Operating Profit                                                                 1,887              6,215             (4,328)
                                                                                 ---------------------------------------------
  Segment Operating Profit                                                         1,887              6,215             (4,328)
                                                                                 =============================================

Total Segments' Operating Profit                                                  70,789             60,572             10,217
Less: Corporate General & Administrative(2)                                       (9,379)            (2,735)             6,644
                                                                                 ---------------------------------------------
Operating Profit                                                                  61,410             57,837              3,573
                                                                                 ---------------------------------------------
Other Income (Expense)(3)                                                          4,600             12,362             (7,762)
                                                                                 ---------------------------------------------
Income before Income Taxes                                                        66,010             70,199             (4,189)
                                                                                 ---------------------------------------------
Provision for Income Taxes                                                        25,231             26,578             (1,347)
                                                                                 ---------------------------------------------
Net Income                                                                        40,779             43,621             (2,842)

EBITDA from Rental Properties                                                     32,391             27,090              5,301
EBITDA from Land Sales & Undeveloped Land (net of overhead)                       17,318              2,365             14,953
                                                                                 ---------------------------------------------
Total EBITDA                                                                      49,709             29,455             20,254
                                                                                 =============================================

(1)-1999 amount includes $5.5 million of special charges; (2)-1999 amount includes $1.9 million of special charges; (3)-1999 amount includes $.8 million of special charges.

                          SUMMARY OF OPERATING EXPENSES
                                  1999 VS. 1998
                             (dollars in thousands)

RAIL OPERATING EXPENSES                                                            1999              1998            $ Change
                                                                                 -------            -------         ----------
  Compensation & Benefits                                                         42,319             44,767             (2,448)
  Fuel                                                                             9,023              8,610                413
  Equipment Rents (net)                                                            2,359              1,736                623
  Depreciation                                                                    14,619             14,632                (13)
  Purchased Services                                                              16,372             17,026               (654)
  Repairs Billed to/by Others (net)                                               (1,073)              (208)              (865)
  Casualty & Insurance                                                             4,350              4,338                 12
  Property Taxes                                                                   4,279              4,008                271
  Materials                                                                       12,240             12,409               (169)
  General & Administrative                                                        23,385             16,010              7,375
  Other                                                                            2,716              1,713              1,003
  Intersegment Expenses                                                             (219)              (105)              (114)
                                                                                 ---------------------------------------------
Total Operating Expenses-Rail Segment                                            130,370            124,936              5,434
                                                                                 =============================================

TRUCKING OPERATING EXPENSES
  Compensation & Benefits                                                          3,282              3,439               (157)
  Fuel                                                                             1,092              1,180                (88)
  Equipment Rents (net)                                                            1,519              1,624               (105)
  Depreciation                                                                        35                 55                (20)
  Purchased Services                                                              10,910             11,511               (601)
  Repairs Billed to/by Others (net)                                                  972              1,236               (264)
  Casualty & Insurance                                                             1,947                779              1,168
  Property Taxes                                                                     257                221                 36
  General & Administrative                                                         4,833              4,627                206
  Other                                                                              677                314                363
  Intersegment Expenses                                                            4,699              4,740                (41)
                                                                                 ---------------------------------------------
Total Operating Expenses-Trucking Segment                                         30,223             29,726                497
                                                                                 =============================================

REALTY OPERATING EXPENSES
  Realty Sales Expenses                                                           56,191              2,563             53,628
  Management Fees                                                                  2,916              1,043              1,873
  Depreciation                                                                    14,027             12,478              1,549
  Purchased Services                                                               2,177              2,106                 71
  Repairs Billed to/by Others (net)                                                  779              1,235               (456)
  Casualty & Insurance                                                               368                145                223
  Property Taxes                                                                   7,613              8,291               (678)
  General & Administrative                                                         4,579              4,655                (76)
  Other                                                                            5,365              4,581                784
  Intersegment Expenses                                                              355                160                195
                                                                                 ---------------------------------------------
Total Operating Expenses-Realty Segment                                           94,370             37,257             57,113
                                                                                 =============================================

Total Operating Expenses-Telecom Segment                                           3,544                177              3,367
                                                                                 ---------------------------------------------
Corporate General & Administrative                                                 9,191              2,638              6,553
Intersegment Expenses                                                                188                 97                 91
                                                                                 ---------------------------------------------
Total Corporate General & Administrative                                           9,379              2,735              6,644
                                                                                 ---------------------------------------------

Total Segment Operating Expenses                                                 267,886            194,831             73,055
                                                                                 =============================================


RESULTS FOR 1998 COMPARED TO 1997

Operating revenues in 1998 decreased by $0.8 million to $252.7 million from $253.5 million in 1997. This $0.8 million decrease consisted of increases of approximately $4.9 million in the railway segment, increases of $2.9 million in the trucking segment, and increases of $3.9 million in the telecommunications segment offset by a decrease of approximately $12.5 million in the real estate segment. The decrease of approximately $12.5 million in the real estate segment was comprised of an increase of approximately $6.4 million in realty rental income, resulting from the placement of new buildings in service and higher lease rates on buildings already in service, and a decrease of approximately $18.9 million of revenues from sales of realty property.

REVENUES

       RAILWAY

FECR handled 161,000 rail carloads in 1998 compared to 147,000 in 1997, an increase of 14,000 carloads or 9.5%. FECR handled 326,000 intermodal units in 1998 compared to 342,000 in 1997, a decrease of 16,000 or 4.7%.

Rail revenues increased to $163 million in 1998 from $159 million in 1997, an increase of approximately $4 million or 2.5%. This increase was primarily attributed to increases in shipments of aggregate and automotive carload traffic. Aggregate shipments increased in 1998 by 10,400 carloads or 11.1% over 1997. Automobile and automotive-related traffic increased in 1998 by approximately 4,100 rail cars or 24.6% over 1997.

The decrease in intermodal shipments includes a decrease of approximately 23,700 or 9.5% in trailers handled, and an increase in containers handled of 7,300 or 7.9%.

Other carload traffic decreased in 1998 by approximately 1,300 carloads or 3.5% from 1997. A contributing factor to this decrease in carload shipments was a customer's determination in early 1998 to use an alternative means of shipping coal. In April 1998, the customer and FECR subsequently executed a transportation contract, which resulted in the customer using the Company's rail services again.

       TRUCKING

Trucking revenues increased in 1998 by approximately $2.9 million or 10.6% from 1997. The number of shipments interchanged with FECR rose in 1998 by approximately 1,600 units or 23.2%.

       REAL ESTATE

Real estate revenues decreased in 1998 by approximately $12.5 million over 1997. This decrease was attributable to an approximate $18.9 million decrease in revenues from real estate sales, and an approximate $6.4 million increase in rental revenues.

       TELECOMMUNICATIONS

Telecommunications revenues increased $3.9 million to $6.4 million during 1998. Results for 1998 included



Language indicated as being shown by strikeout in the typeset document is enclosed in brackets "[" and "]" in the electronic format.

recognition of a non-monetary gain of approximately $2.5 million on an exchange involving fiber optic cables.



EXPENSES

Operating expenses overall decreased by approximately $6.4 million in 1998 to approximately $194.8 million from $201.2 million or 3.2% in 1997. Operating expenses increased in 1998 by $4.6 million for the railway segment; increased $2.7 million for the trucking segment; decreased $12.2 million in the real estate business, and decreased $1.5 million for corporate general and administrative expenses.

       RAILWAY

Railway expenses increased by $4.6 million or 3.8% in 1998 over 1997 for rail. The increase in expenses for rail operations was primarily attributable to increases in repair and maintenance expenses for locomotives, rail cars and intermodal equipment, additional payroll for transportation operations, increases in depreciation, casualty and insurance, equipment charges, and general and administrative expenses. Fuel expenses decreased $2.2 million.

       TRUCKING

Trucking expenses increased $2.7 million to $29.7 million at December 31, 1998 from $27.0 million at December 31, 1997. Increased expenses were attributable to an increase in shipments between the trucking operation and the Company's railroad, and an increase with contract drivers.

       REAL ESTATE

Real estate expenses decreased in 1998 by approximately $12.2 million or 24.6% from 1997. This decrease in expenses is attributable to fewer property sales in 1998 than 1997, resulting in a decrease in such sales expenses in 1998 by $20 million over 1997. Expenses related to rental properties increased in 1998 by approximately $7.9 million or 29.3% over 1997. This increase in rental operating expenses in 1998 was the result of an increase of approximately $3.1 million in operating expenses of buildings having leasable space available on January 1, 1998; an increase of approximately $900,000 for buildings providing leasable space during 1998, and an increase in depreciation expenses of $3.7 million in 1998.

       CORPORATE GENERAL & ADMINISTRATIVE

The decline in corporate general and administrative expenses of $1.5 million relates to a special charge recorded in 1997 of $3.5 million involving the possible disposition of the Company offset by increases in corporate salaries and related benefits, severance accruals, professional fees and other miscellaneous expenses.

OTHER INCOME

Other income increased $1.7 million in 1998 to approximately $12.4 million from $10.6 million in 1997, respectively.

Income taxes in 1998 increased by approximately $3.7 million due to the Company's increase in net income.

Net income for 1998 was $43.6 million or $1.20 per diluted share, compared to net income in 1997 of $40.1 million or $1.11 per diluted share.

                          SUMMARY OF OPERATING RESULTS
                                  1998 VS. 1997
                             (dollars in thousands)

RAILWAY                                                                            1998              1997            $ Change
                                                                                   ----              ----            --------
  Operating Revenues*                                                            158,613            155,553              3,060
  Operating Expenses*                                                            124,936            120,344              4,592
                                                                                 ---------------------------------------------
  Operating Profit                                                                33,677             35,209             (1,532)
  Intersegment Revenues & Expenses (net)                                           4,740              2,918              1,822
                                                                                 ---------------------------------------------
  Segment Operating Profit                                                        38,417             38,127                290
                                                                                 =============================================

TRUCKING
  Operating Revenues                                                              29,774             26,911              2,863
  Operating Expenses                                                              24,986             23,989                997
                                                                                 ---------------------------------------------
  Operating Profit                                                                 4,788              2,922              1,866
  Less: Intersegment Expenses                                                     (4,740)            (2,995)             1,745
                                                                                 ---------------------------------------------
  Segment Operating Profit                                                            48                (73)               121
                                                                                 =============================================

REAL ESTATE OPERATIONS
  Rental Revenues                                                                 45,121             38,634              6,487
  Operating Expenses                                                              34,694             26,826              7,868
                                                                                 ---------------------------------------------
  Operating Profit from Realty Rental                                             10,427             11,808             (1,381)
                                                                                 ---------------------------------------------

  Land Sales                                                                       7,972             26,900            (18,928)
  Cost of Sales                                                                    2,563             22,592            (20,029)
                                                                                 ---------------------------------------------
  Operating Profit from Land Sales                                                 5,409              4,308              1,101
                                                                                 ---------------------------------------------
  Realty Operating Profit                                                         15,836             16,116               (280)
  Intersegment Revenues & Expenses (net)                                              56                 77                (21)
                                                                                 ---------------------------------------------
  Segment Operating Profit                                                        15,892             16,193               (301)
                                                                                 =============================================

TELECOMMUNICATIONS
  Operating Revenues*                                                              6,392              2,522              3,870
  Operating Expenses*                                                                177                 60                117
                                                                                 ---------------------------------------------
  Operating Profit                                                                 6,215              2,462              3,753
                                                                                 ---------------------------------------------
  Segment Operating Profit                                                         6,215              2,462              3,753
                                                                                 =============================================

Total Segments' Operating Profit                                                  60,572             56,709              3,863
Less: Corporate General & Administrative                                          (2,735)            (4,387)            (1,652)
                                                                                 ---------------------------------------------
Operating Profit                                                                  57,837             52,322              5,515
                                                                                 ---------------------------------------------
Other Income (Expense)                                                            12,362             10,635              1,727
                                                                                 ---------------------------------------------
Income before Income Taxes                                                        70,199             62,957              7,242
                                                                                 ---------------------------------------------
Provision for Income Taxes                                                        26,578             22,822              3,756
                                                                                 ---------------------------------------------
Net Income                                                                        43,621             40,135              3,486
                                                                                 ---------------------------------------------

EBITDA from Rental Properties                                                     27,090             23,457              3,633
EBITDA from Land Sales & Undeveloped Land (net of overhead)                        2,365              1,881                484
                                                                                 ---------------------------------------------
Total EBITDA                                                                      29,455             25,338              4,117
                                                                                 =============================================

*-Prior year presentations included telecommunications revenues and expenses in railway operating results.

                          SUMMARY OF OPERATING EXPENSES
                                  1998 VS. 1997
                             (dollars in thousands)

RAIL OPERATING EXPENSES                                                            1998               1997           $ Change
                                                                                   ----               ----           --------
  Compensation & Benefits                                                         44,767             43,534              1,233
  Fuel                                                                             8,610             10,829             (2,219)
  Equipment Rents (net)                                                            1,736              1,147                589
  Depreciation                                                                    14,632             14,380                252
  Purchased Services                                                              17,026             15,829              1,197
  Repairs Billed to/by Others (net)                                                 (208)               948             (1,156)
  Casualty & Insurance                                                             4,338              3,602                736
  Property Taxes                                                                   4,008              3,960                 48
  Materials                                                                       12,409             11,213              1,196
  General & Administrative                                                        16,010             13,578              2,432
  Other                                                                            1,713              1,324                389
  Intersegment Expenses                                                             (105)                 0               (105)
                                                                                 ---------------------------------------------
Total Operating Expenses-Rail                                                    124,936            120,344              4,592
                                                                                 =============================================

TRUCKING OPERATING EXPENSES
  Compensation & Benefits                                                          3,439              3,612               (173)
  Fuel                                                                             1,180              1,538               (358)
  Equipment Rents (net)                                                            1,624              1,405                219
  Depreciation                                                                        55                 55                  0
  Purchased Services                                                              11,511             10,063              1,448
  Repairs Billed to/by Others (net)                                                1,236              1,520               (284)
  Casualty & Insurance                                                               779                829                (50)
  Property Taxes                                                                     221                317                (96)
  General & Administrative                                                         4,627              4,341                286
  Other                                                                              314                309                  5
  Intersegment Expenses                                                            4,740              2,995              1,745
                                                                                 ---------------------------------------------
Total Operating Expenses-Trucking                                                 29,726             26,984              2,742
                                                                                 =============================================

REALTY OPERATING EXPENSES
  Realty Sales Expenses                                                            2,563             22,592            (20,029)
  Compensation & Benefits                                                          1,043                185                858
  Depreciation                                                                    12,478              8,731              3,747
  Purchased Services                                                               2,106              1,438                668
  Repairs Billed to/by Others (net)                                                1,235              1,054                181
  Casualty & Insurance                                                               145                527               (382)
  Property Taxes                                                                   8,291              6,924              1,367
  General & Administrative                                                         4,655              4,324                331
  Other                                                                            4,581              3,643                938
  Intersegment Expenses                                                              160                  0                160
                                                                                 ---------------------------------------------
Total Operating Expenses-Realty                                                   37,257             49,418            (12,161)
                                                                                 =============================================

Telecommunications Expenses                                                          177                 60                117
                                                                                 ---------------------------------------------
Corporate General & Administrative                                                 2,638              4,387             (1,749)
Intersegment Expenses                                                                 97                  0                 97
                                                                                 ---------------------------------------------
Total Corporate General & Administrative                                           2,735              4,387             (1,652)
                                                                                 --------------------------------------------
Total Operating Expenses                                                         194,831            201,193             (6,362)
                                                                                 =============================================

              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition is strong as indicated by its net working capital position (current assets-current liabilities) of approximately $58 million and its liquid investment portfolio. The working capital amount is also stated as a ratio of current assets divided by current liabilities ("current ratio"). The Company's current ratio in 1999 was 2.4:1 and in 1998, 2.5:1. The Company's total investment portfolio, including cash and investments, at December 31, 1999 was $102.6 million compared to $85.4 million in 1998. The increase in the investment portfolio was attributable to sales of real estate assets, net of capital expenditures not covered by cash generated from operations. Capital expenditures in 1999 were $110 million, of which approximately $31.5 million was for transportation related expenditures, and approximately $72.5 million was for real estate development and $6.0 million for telecommunications related expenditures.

Capital expenditures for 1998 were $89 million, including $27 million for transportation and $62 million for real estate.

Cash generated from operations at December 31, 1999 was $56 million compared to $31 million in 1998, an increase of $25 million or 81%. During 1998, net operating cash of $35 million was invested in a trading portfolio as a result of the Company's determination to manage a portion of its investment portfolio in an effort to enhance future returns.

The Company's investment portfolio was invested in tax exempt municipal bonds and other highly liquid investments and marketable securities.

The Company has historically maintained large, highly liquid reserves to meet the Company's cash requirements for rail operations and associated capital expenditures and for real estate acquisition, construction and development. Due to these reserves, the Company has historically not incurred debt in the development of its real estate projects or for capital expenditures in its transportation business. The Company, therefore, had no long- or short-term debt as of December 31, 1999.

The Company expects its budgeted capital expenditures for 2000 to exceed cash flow from operations and will substantially consume cash and investment balances. It is possible that debt may be incurred in situations where management determines debt financing is appropriate.

The Company expects to have available by March 31, 2000, a $200 million revolving credit agreement with a syndicate of financial institutions. The revolving credit agreement will provide back-up liquidity, bridge funding for capital expenditures until long-term funding arrangements can be made, acquisitions, or to potentially repurchase shares of the Company's common stock.

With respect to the transportation business, the Company is not obligated under any significant capital or operating leases, except for short-term leasing of locomotives, freight cars, trailers, automobiles and trucks and data processing equipment.

Cash flows from financing activities for the past three years represented dividend payments. Cash dividends of $.10 per share were paid in each of the three years.

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

YEAR 2000 SYSTEM COMPLIANCE

Management recognized the potential effect Year 2000 could have on the Company's operations and, as a result, implemented a Year 2000 Compliance Project. The Company's computer hardware, operating systems, business systems, general accounting and property management systems and principal desktop software applications are Year 2000 compliant. Additionally, the Company did not incur and does not expect business interruption as a result of any of its customers or financial institutions not being Year 2000 compliant.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's primary market risk exposure is interest rate risk primarily related to the Company's investment portfolio. The portfolio is materially comprised of fixed rate municipal securities with active secondary or resale markets to ensure portfolio liquidity. The Company does not use derivative financial instruments to hedge its investment portfolio. The Company manages its interest rate exposure by monitoring the effects of market changes in interest rates.

The table below presents principal amounts and related weighted-average interest rates by year of maturity for the Company's investment portfolio, segregated into trading and non-trading. The weighted-average interest rates for the various fixed-rate investments are based on the actual rates that existed as of December 31, 1999.

                        EXPECTED CONTRACTUAL MATURITIES
                             (dollars in thousands)



                                                                                                         There-               Fair
                                                             2000      2001     2002     2003    2004    After      Total     Value
                                                             ----      ----     ----     ----    ----    -----      -----     -----

Short-Term Investments
  Trading:
     Tax Exempt Municipals
        Fixed-Rate                                          23,019    16,784    5,096    1,907                      46,806    46,281
        Weighted-Average Interest Rate                        4.81%     5.85%    5.80%    6.23%                       5.10%


Other Investments
  Available-for-Sale:
     U.S. Government Securities
        Fixed-Rate                                          30,854                                                  30,854    30,893
        Weighted-Average Interest Rate                        5.78%                                                   5.78%
     Tax Exempt Municipals
        Fixed-Rate                                           1,074     3,039      986                       2,864    7,963     7,963
        Weighted-Average Interest Rate                        5.50%     5.85%    5.10%                       7.25%    6.21%
     Other Debt Securities
        Fixed-Rate                                                       788                                           788     1,265
        Weighted-Average Interest Rate                                  5.00%                                         5.00%

As the table incorporates only those exposures that exist as of December 31, 1999, it does not consider those exposures or positions that could arise after that date. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and market interest rates.

INFLATION

Inflation has not had a significant impact on the Company's operations in recent years.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Independent Auditors' Report


The Board of Directors and Shareholders
Florida East Coast Industries, Inc.:

We have audited the consolidated balance sheets of Florida East Coast Industries, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule as listed in the accompanying Index on Page 55 of this Report on Form 10-K for the year 1999. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Florida East Coast Industries, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                    KPMG LLP





Jacksonville, Florida
January 31, 2000

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 1999, 1998 and 1997
(dollars in thousands, except per share amounts)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                       ------------------------
                                                                                 1999               1998              1997
                                                                              ------------------------------------------------

OPERATING REVENUES                                                               324,273            247,776            250,520


OPERATING EXPENSES (NOTE 4)                                                      262,863            189,939            198,198
                                                                              ------------------------------------------------

OPERATING PROFIT                                                                  61,410             57,837             52,322


OTHER INCOME (NET) (NOTE 15)                                                       4,600             12,362             10,635
                                                                              ------------------------------------------------

INCOME BEFORE INCOME TAXES                                                        66,010             70,199             62,957


PROVISION FOR INCOME TAXES                                                        25,231             26,578             22,822
                                                                              ------------------------------------------------


NET INCOME                                                                        40,779             43,621             40,135
                                                                              ================================================


PER SHARE DATA:
  Cash Dividends                                                              $      .10         $      .10         $      .10
                                                                              ================================================
  Basic & Diluted Net Income Per Share                                        $     1.12         $     1.20         $     1.11
                                                                              ================================================


AVERAGE SHARES OUTSTANDING-BASIC                                              36,301,527         36,286,360         36,286,360
AVERAGE SHARES OUTSTANDING-DILUTED                                            36,508,631         36,298,906         36,286,360


See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
December 31, 1999 and 1998
(dollars in thousands)

                                                                                                         1999               1998
                                                                                                         ----               ----
ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents                                                                             15,715               14,450
  Short-Term Investments (Note 6)                                                                       46,433               36,471
  Accounts Receivable (net)                                                                             25,130               29,282
  Materials and Supplies                                                                                 5,565               10,131
  Other Current Assets (Note 8)                                                                          6,408                6,067
                                                                                                    -------------------------------
     Total Current Assets                                                                               99,251               96,401

OTHER INVESTMENTS (NOTE 6)                                                                              40,404               34,502

PROPERTIES, LESS ACCUMULATED DEPRECIATION (NOTE 5)                                                     742,176              720,891

OTHER ASSETS AND DEFERRED CHARGES                                                                       29,047               19,747
                                                                                                    -------------------------------
TOTAL ASSETS                                                                                           910,878              871,541
                                                                                                    ===============================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts Payable                                                                                      31,880               29,452
  Income Taxes                                                                                           2,409                1,446
  Accrued Casualty and Other Liabilities (Note 10)                                                       2,533                4,992
  Other Accrued Liabilities                                                                              4,547                3,341
                                                                                                    -------------------------------
     Total Current Liabilities                                                                          41,369               39,231

DEFERRED INCOME TAXES (NOTE 8)                                                                         133,444              133,463

ACCRUED CASUALTY AND OTHER LIABILITIES (NOTE 10)                                                        11,624               12,016

SHAREHOLDERS' EQUITY:
  Common stock, no par value; 50,000,000 shares authorized; 37,194,244 shares issued and 36,395,160 outstanding at December 31, 1999 and 37,125,444 shares
  issued and 36,326,360 shares outstanding at December 31, 1998                                         64,049               62,000
  Retained Earnings                                                                                    671,269              634,126
  Accumulated Other Comprehensive Income-Unrealized Gain
  on Securities (net) (Notes 6 and 12)                                                                     317                1,217
  Restricted Stock Deferred Compensation (Note 13)                                                      (1,839)              (1,157)
  Treasury Stock at Cost (799,084 shares)                                                               (9,355)              (9,355)
                                                                                                    -------------------------------
     Total Shareholders' Equity                                                                        724,441              686,831
                                                                                                    ===============================
COMMITMENTS AND CONTINGENT LIABILITIES (NOTES 10 & 17)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                             910,878              871,541
                                                                                                    ===============================


See accompanying notes to consolidated financial statements

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
                (dollars in thousands, except per share amounts)





                                                                         ACCUMULATED    RESTRICTED
                                                                            OTHER         STOCK
                                           COMMON STOCK       RETAINED  COMPREHENSIVE     DEFERRED        TREASURY
                                        SHARES       AMOUNT   EARNINGS     INCOME      COMPENSATION        STOCK          TOTAL
                                      -------------------------------------------------------------------------------------------
Balance at December 31, 1996            37,085,444   59,544    557,621     1,904                 --       (10,273)        608,796

Comprehensive Income:
  Net Income                                    --       --     40,135        --                 --            --              --
  Net unrealized gain on securities,
   net of reclassification adjustment
   (see Note 12)                                --       --         --     1,392                 --            --              --
Total Comprehensive Income                      --       --         --        --                 --            --          41,527

Dividends declared on common
  Stock ($.10) per share                        --       --     (3,624)       --                 --            --          (3,624)

Purchase of minority interest (see              --    1,258         --        --                 --           918           2,176
Note 16)
                                        -----------------------------------------------------------------------------------------

Balance at December 31, 1997            37,085,444   60,802    594,132     3,296                 --        (9,355)        648,875

Comprehensive Income:
  Net Income                                    --       --     43,621        --                 --            --              --
  Net unrealized loss on securities,
   net of reclassification adjustment
   (see Note 12)                                --       --         --    (2,079)                --            --              --
Total Comprehensive Income                      --       --         --        --                 --            --          41,542

Dividends declared on common
  Stock ($.10) per share                        --       --     (3,627)       --                 --            --          (3,627)

Restricted stock granted, net of
  Amortization (see Note 13)                40,000    1,198         --        --             (1,157)           --              41
                                        -----------------------------------------------------------------------------------------

Balance at December 31, 1998            37,125,444   62,000    634,126     1,217             (1,157)       (9,355)        686,831

Comprehensive Income:
  Net Income                                    --       --     40,779        --                 --            --              --
  Net unrealized loss on securities,
   net of reclassification adjustment
   (see Note 12)                                --       --         --      (900)                --            --              --
Total Comprehensive Income                      --       --         --        --                 --            --          39,879

Dividends declared on common
  Stock ($.10) per share                        --       --     (3,636)       --                 --            --          (3,636)

Exercise of stock options                   32,000      880         --        --                 --            --             880

Restricted stock granted, net of
  Amortization (see Note 13)                36,800    1,169         --        --               (682)           --             487
                                        -----------------------------------------------------------------------------------------

Balance at December 31, 1999            37,194,244   64,049    671,269       317             (1,839)       (9,355)        724,441
                                        =========================================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 1999, 1998 and 1997
(dollars in thousands)


CASH FLOWS FROM OPERATING ACTIVITIES:                             1999       1998       1997
                                                                 ------     ------     ------
  Net Income                                                     40,779     43,621     40,135
Adjustments to Reconcile Net Income to Cash Generated by
  Operating Activities:
  Depreciation and Amortization                                  31,396     28,885     24,098
  Gain on Disposition of Assets                                 (16,846)      (393)    (1,728)
  Purchase of Trading Investments (net)                          (9,962)   (34,754)         0
  Realized Loss (Gains) on Investments                            1,517     (5,880)    (2,926)
  Non-monetary Fiber Optic Transaction                                0     (2,518)         0
  Deferred Taxes                                                  1,429      1,244        102
  Stock Compensation Plans                                          487         41          0

Changes in Operating Assets and Liabilities:
  Accounts Receivable                                             4,152      1,763      1,158
  Other Current Assets                                            3,303     (1,149)      (746)
  Other Assets and Deferred Charges                              (2,007)    (4,264)     2,513
  Accounts Payable                                                2,428      5,979     (2,125)
  Income Taxes Payable                                              963     (3,184)       (22)
  Other Current Liabilities                                      (1,253)      (858)    (3,102)
  Accrued Casualty and Other Long-Term Liabilities                 (392)     2,793          4
                                                             --------------------------------
Net Cash Generated by Operating Activities                       55,994     31,326     57,361

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of Properties                                      (110,060)   (89,028)   (59,093)
  Purchases of Investments:
     Available-for-Sale                                        (133,296)   (57,145)   (20,147)
     Held-to-Maturity                                                 0          0     (7,997)
  Maturities and Redemption of Investments:
     Available-for-Sale                                         124,451     95,775     17,173
     Held-to-Maturity                                                 0          0     14,500
  Proceeds from Disposition of Assets                            66,932      6,304      9,070
                                                             --------------------------------
Net Cash Used in Investing Activities                           (51,973)   (44,094)   (46,494)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of Dividends                                           (3,636)    (3,627)    (3,624)
  Proceeds from Stock Options Exercised                             880          0          0
                                                             --------------------------------
Net Cash Used in Financing Activities                            (2,756)    (3,627)    (3,624)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              1,265    (16,395)     7,243
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   14,450     30,845     23,602
                                                             --------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                         15,715     14,450     30,845
                                                             ================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash Paid for Income Taxes                                     22,632     26,460     23,637
                                                             --------------------------------
  Cash Paid for Interest                                            377        351        385
                                                             --------------------------------
  Property Contributed to Partnership, net of Cash Receipts       7,762          0          0
                                                             --------------------------------

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999, 1998 and 1997

1.  NATURE OF BUSINESS

The principal operations of FECI and its subsidiaries primarily relate to the transportation of goods by rail and truck, the development, leasing, management and sale of real estate, and the more recently carriers' carrier telecommunications business offering dark fiber and broadband capacity. During 1999, the Company established a wholly-owned telecommunications subsidiary, EPIK Communications Incorporated, based in Orlando, Florida. EPIK is a new, rapidly growing provider of wholesale telecommunications private line services ("bandwidth") and dark fiber in the Southeast. Established in May 1999, EPIK has created a high-capacity fiber optic network along a densely populated corridor reaching metropolitan areas with over 70% of Florida's population. EPIK's fiber runs along FECR's railroad right-of-way and in conduits on other routes acquired through asset swaps. EPIK is also expanding its network into other states and is rapidly deploying next generation technologies that will meet the escalating demand for telecommunications bandwidth. The Company's rail segment operates only within the state of Florida with approximately 50% of its revenues derived from local moves along the Company's line. Approximately 40% of the rail segment's revenues were derived from five of its largest customers, with approximately $26,900,000, $25,200,000 and $20,600,000, 17%, 15.3% and 12.5%, in
1999, 1998 and 1997, respectively, generated by one significant customer. The realty segment of the Company presently operates in Florida with certain of its day-to-day operations managed by The St. Joe Company ("St. Joe"). The Company's trucking segment has operating rights within the forty-eight states but primarily operates within the Midwest and Southeast.

2.  MAJORITY STOCKHOLDER

The Nemours Foundation, which is funded by the Alfred I. duPont Testamentary Trust, owns approximately 5% of the Company's common stock as of December 31, 1999. The Trust is a majority shareholder of St. Joe which owns directly approximately 54% of the Company's common stock. Significant transactions with The St. Joe Company and its affiliates were the Company's payment of dividends and the sharing of personnel in the areas of environmental, legal and real estate for 1999, 1998 and 1997. The Company engaged St. Joe to provide asset management, property and development management, and construction coordination services to its realty segment, Gran Central Corporation ("GCC"), in 1999 and 1998. Amounts paid to St. Joe for these services in 1999 and 1998 were $2,648,000 and $2,125,000 for asset management fees; $2,916,000 and $2,055,000 for property management fees; $2,538,000 and $1,833,000 for development fees; $2,308,000 and $1,804,000 for construction coordination fees and leasing commissions, and $1,017,000 and $0 for commissions on real estate sales, respectively.

On October 27, 1999, St. Joe and FECI announced they have agreed to undertake a recapitalization of the Company to facilitate a pro rata tax-free spin-off to St. Joe's shareholders of St. Joe's 54% equity interest in the Company.

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

The recapitalization, exchange and spin-off are expected to be completed during the second or third quarter of 2000 and are subject to a number of conditions, including the receipt of an Internal Revenue Service ruling concerning the tax-free status of the proposed spin-off, and the approval of the recapitalization by a majority of the minority shareholders of the Company. The required shareholder approval was received on March 8, 2000. Costs (legal, advisory, etc.) associated with the spin-off are expected to be approximately $2.5 million.

At the closing of the transaction, various service agreements between St. Joe and GCC, a wholly-owned subsidiary of the Company, will become effective. Under the terms of these agreements, which extend for up to three years after the closing of the transaction, GCC will retain St. Joe, acting through its affiliates, to continue to develop and manage certain commercial real estate holdings of GCC.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION

Railway Revenues: Rail and intermodal revenue is recognized proportionately as freight moves from origin to destination.

Trucking Revenues: Revenues are substantially recognized upon completion of transportation services at destination.

Realty Land Sales: Revenue is recognized upon closing of sales contracts for sale of land or upon settlement of legal proceedings such as condemnations.

Realty Rental Income: Revenue is recognized upon commencement of rental and lease contracts. The Company uses the straight-line basis for recording the revenues over the life of the lease contract.

Dark Fiber Revenues: Revenue is recognized upon commencement of rental and lease contracts. The Company uses the straight-line basis for recording the revenues over the life of the lease contract. Any advance payments called for in the agreement are deferred and included in other liabilities.

Dark Fiber Swaps: No revenue is recognized on swap transactions. Historical "carryover basis" is assigned to received fiber in an exchange.

PROPERTIES

Railway and trucking properties are stated at historical cost and are depreciated and amortized on the straight-line method over the estimated useful lives. Road properties' depreciation is based on lives ranging from 10 to 40 years, and equipment properties on lives varying from 9 to 27.5 years. Gains and losses on normal retirements of these items are credited or charged to accumulated depreciation. Miscellaneous physical property consists principally of non-depreciable real property.

Real estate properties are stated at historical cost. Depreciation is computed using the straight-line method over estimated asset lives of 15 years for land improvements and 18 to 40 years for buildings.

Telecommunications assets are generally stated at historical cost and depreciated on the straight-line method over their estimated asset lives.

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

EARNINGS PER SHARE

The following weighted-average number of shares of common stock was used in the calculations for earnings per share. The diluted weighted-average number of shares includes the net shares that would be issued upon the exercise of stock options using the treasury stock method.



                                        1999          1998           1997
                                        ----          ----           ----
                  Basic             36,301,527    36,286,360      36,286,360
                  Diluted           36,508,631    36,298,906      36,286,360


CASH AND CASH EQUIVALENTS

For purposes of cash flows, cash and cash equivalents include cash on hand, bank demand accounts, money market accounts and overnight repurchase agreements having original maturities of less than three months.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations in accounting for stock options. As such, compensation expenses would be recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. Compensation expenses for grants of restricted stock are recognized over the applicable vesting period (generally five years).


COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, "Reporting Comprehensive Income," on January 1, 1998. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale securities and is presented in the consolidated statements of shareholders' equity and comprehensive income. The statement requires only additional disclosures in the consolidated financial statements. It does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

NEW ACCOUNTING STANDARDS AND ACCOUNTING CHANGES

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. FAS 133 requires entities to recognize all derivatives as either assets or liabilities in the Balance Sheet and measure those instruments at fair value. The Company does not believe FAS 133 will materially effect its financial statements.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current year's presentation.

4.  SPECIAL CHARGES

The Company incurred special charges of approximately $8.2 million in the second quarter of 1999 which related to a work force reduction, including curtailment of a supplemental executive retirement plan first adopted in late 1998, and inventory reductions arising out of a modification to the Company's inventory management practices.

5.  PROPERTIES

Properties consist of (dollars in thousands):


RAILWAY PROPERTIES:                         1999            1998
-------------------                        -------        -------
Road                                       353,982        340,262
Equipment                                  202,332        200,123
Construction in Progress                     2,478          2,300
                                           ----------------------
                                           558,792        542,685
Less Accumulated Depreciation              226,714        221,612
                                           ----------------------
                                           332,078        321,073
                                           ======================

TRUCKING PROPERTIES:
Equipment                                    1,098          1,225
Less Accumulated Depreciation                  761            701
                                           ----------------------
                                               337            524
                                           ======================

TELECOMMUNICATIONS PROPERTIES:
Equipment                                      243              0
Miscellaneous Physical Property              5,325          4,765
Construction in Progress                     5,257              0
                                           ----------------------
                                            10,825          4,725
Less Accumulated Depreciation                  834            571



                                             9,991          4,194
                                           ======================

REAL ESTATE PROPERTIES:
Land and Land Improvements                 192,181        181,292
Buildings                                  235,267        237,210
Construction in Progress                    25,093         28,585
                                           ----------------------
                                           452,541        447,087
Less Accumulated Depreciation &
 Amortization                               52,771         51,987
                                           ----------------------
                                           399,770        395,100
                                           ======================


  Real estate properties having a net book value of $249.3 million at December 31, 1999 are leased under non-cancelable operating leases with expected aggregate rentals of $136.1 million which are due in years 2000-2004 in the amounts of $40.2, $35.7, $27.9, $20.1 and $12.2 million, respectively, and $40.3 million thereafter.

  6.  INVESTMENTS

  Other investments are held as a development fund created to accumulate capital expected to be required for future improvement of the Company's real estate properties or other corporate needs. There were gross realized gains of $1,157,979 and $6,975,000 and gross realized losses of $573,360 and $1,095,156 from available-for-sale securities for 1999 and 1998, respectively. The amount for 1997 was insignificant to the consolidated financial statements.

  Investments at December 31, 1999 consist of (dollars in thousands):


                                                  CARRYING   FAIR     UNREALIZED  UNREALIZED
                                         COST      VALUE     VALUE       GAIN        LOSS
                                         ----     --------   -----    ----------  ----------
  Short-Term Investments
    Trading:
       Cash                                 152       152       152
       Tax Exempt Municipals             46,806    46,281    46,281                   (525)
                                       ----------------------------------------------------
  Total Trading Investments              46,958    46,433    46,433                   (525)
                                       ===================================================


  Short-Term Investments
    Available-for-Sale:
       Cash                                 119       119       119
                                       ---------------------------------------------------
                                            119       119       119
                                       ---------------------------------------------------
  Total Short-Term Investments           47,077    46,552    46,552                   (525)
                                       ===================================================


  Other Investments
    Available-for-Sale
       U.S. Government Securities:
         Maturing in 1-5 years           30,854    30,893    30,893      39
       Tax Exempt Municipals:
         Maturing in 1-5 years            5,271     5,271     5,271
         Maturing in more than 10 years   2,692     2,692     2,692
       Other Debt Securities                788      1265      1265     477
       Equity Securities                    163       163       163
                                       ----------------------------------------------------
  Total Other Investments                39,768    40,284    40,284     516
                                       ====================================================

Investments at December 31, 1998 consist of (dollars in thousands):


                                                 CARRYING     FAIR       UNREALIZED   UNREALIZED
                                         COST      VALUE      VALUE         GAIN         LOSS
                                         ----    --------     -----      ----------   ----------\
Short-Term Investments
  Trading:
     Cash                                    90        90         90
     Tax Exempt Municipals               34,827    34,765     34,765                         (62)
                                      -----------------------------------------------------------
Total Trading Investments                34,917    34,855     34,855                         (62)
                                      ===========================================================


Short-Term Investments
  Available-for-Sale:
     Cash                                   613       613        613
      Tax Exempt Municipals               1,014     1,003      1,003                         (11)
                                      -----------------------------------------------------------

                                          1,627     1,616      1,616                         (11)
                                      -----------------------------------------------------------
Total Short-Term Investments             36,544    36,471     36,471                         (73)
                                      ===========================================================


Other Investments
  Available-for-Sale
     U.S. Government Securities:
       Maturing in 1-5 years                600       646        646         46
     Tax Exempt Municipals:
       Maturing in 1-5 years             14,722    15,265     15,265        543
       Maturing in 5-10 years            12,010    12,896     12,896        886
       Maturing in more than 10 years     4,266     4,240      4,240                         (26)
     Other Debt Securities                  788     1,292      1,292        504
     Equity Securities                      163       163        163
                                      -----------------------------------------------------------
Total Other Investments                  32,549    34,502     34,502      1,979              (26)
                                      ===========================================================

7.  COLLATERAL TRUST 5% BONDS

There were outstanding at December 31, 1999 and 1998, $11,724,050 and $11,956,100, respectively, of the Company's Collateral Trust 5% Bonds (the "Bonds") due in 2001. Direct obligations of the U.S. Government, the cash flows from which approximately coincide as to timing and amount with the scheduled interest and principal payments on the Bonds, are held in trust for the purpose of making such payments. Accordingly, the Bonds are considered to be extinguished and, therefore, are not reflected in the Company's financial statements.

8.  INCOME TAXES

Total income tax expense for the years ended December 31, 1999, 1998 and 1997 was allocated as follows (dollars in thousands):



                                                                        1999               1998                1997
                                                                        ----               ----                ----
Income from continuing operations                                     25,231             26,578              22,822
Shareholders' equity for recognition of unrealized
  holding gain (loss) on investments available-for-sale                 (526)            (1,354)                830
                                                               ----------------------------------------------------
                                                                      24,705             25,224              23,652
                                                               ====================================================


Income tax expense attributable to income from continuing operations differed from the amounts computed by applying the statutory federal income tax rate to pretax income as a result of the following (dollars in thousands):


                                                                         1999               1998               1997
                                                                         ----               ----               ----
Amount computed at statutory federal rate                              23,104             24,569             22,035
Effect of dividends received exclusion and tax-free interest           (1,188)            (1,169)              (914)
State taxes (net of federal benefit)                                    2,333              2,499              2,238
Other (net)                                                               982                679               (537)
                                                               ----------------------------------------------------
     Total deferred tax asset                                          25,231             26,578             22,822
                                                               ----------------------------------------------------


The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are as follows (dollars in thousands):

                                                                        1999            1998
                                                                      -------          -------
Deferred Tax Assets:  Accrued casualty and other liabilities            3,651            4,938
  Amortization of fiber optic income                                        0              122
  Other                                                                   144              431
                                                                      -------          -------
      Total deferred tax asset                                          3,795            5,491
                                                                      -------          -------

Deferred Tax Liabilities:
  Properties, principally due to differences in
    depreciation                                                      100,283          103,751
  Deferred gain on land sales                                          31,303           28,456
  Deferred profit on bonds extinguished                                   658              945
  Unrealized holding gain on investments
    Available-for-sale                                                    199              724
  Other                                                                 2,293            1,943
                                                                      -------          -------
      Total deferred tax liabilities                                  134,736          135,819
                                                                      =======          =======
            Net deferred tax liabilities                              130,941          130,328
                                                                      =======          =======

There was no valuation allowance provided for deferred tax assets as of December 31, 1999 and 1998 as the Company believes the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Deferred tax assets of $2,503 and $3,135 at December 31, 1999 and 1998, respectively, were included in other current assets.

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

Under the provisions of SFAS 131, the Company has four reportable operating segments all within the same geographic area. These are the rail segment, trucking segment, realty segment and the telecommunications segment.

The rail segment provides rail freight transportation along the East Coast of Florida between Jacksonville and Miami. The trucking segment provides truckload transportation for a wide range of general commodities throughout the Midwest and Southeast United States. The realty segment is engaged in the development, leasing, management, operation and sales of its commercial and industrial property primarily in Florida.

The telecommunications segment is a new segment for 1999. The addition of this segment reflects increased telecommunications financial activities within the consolidated group. Prior year amounts have been reclassified to conform with this presentation. EPIK primarily manages the telecommunications segment's operations. The Company seeks to construct, develop, operate, lease and sell the Company's "Florida Footprint" telecom assets by providing wholesale high capacity private line services ("bandwidth"), dark fiber and collocation services to other telecom providers. The telecommunications segment also seeks to expand its telecom network both within and beyond the state of Florida through both construction and "swap" transactions.

FECR generates revenues from leases to other telecommunications companies for the installation of fiber optic and other facilities on the railroad right-of-way which revenues are included in the telecommunications segment.

The Company evaluates the railway and trucking segments' performance based on operating profit or loss from operations before other income and income taxes. The Company evaluates the telecommunications segment's performance based on a combination of operating revenues and operating profit or loss from operations before other income and income taxes. Operating profit is operating revenue less directly traceable costs and expenses. The Company evaluates the realty segment based on operating profit and EBITDA. EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization. EBITDA excludes other income. EBITDA, as a measure of operating cash flow, is considered a key financial measurement in the realty industry.

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

Information by industry segment follows (dollars in thousands):



OPERATING REVENUES:                                  1999        1998         1997
                                                     ----        ----         ----
  External Customers:
     Transportation-Rail                           161,389      158,613      155,553
     Transportation-Trucking                        29,011       29,774       26,911
     Realty                                        128,443       53,093       65,534
    Telecommunications                               5,431        6,392        2,522
                                     -----------------------------------------------
                                                   324,274      247,872      250,520

  Intersegment:
     Transportation-Rail                             4,699        4,740        2,918
     Realty                                            323           56           77
                                     -----------------------------------------------
                                                   329,296      252,668      253,515
                                     ===============================================

OPERATING PROFIT (LOSS):
     Transportation-Rail                            35,718       38,417       38,127
     Transportation-Trucking                        (1,212)          48          (73)
     Realty                                         34,396       15,892       16,193
     Telecommunications                              1,887        6,215        2,462
                                     -----------------------------------------------
Operating Profit Segment                            70,789       60,572       56,709
                                     ===============================================

EBITDA-REALTY:                                      49,709       29,455       25,338
                                     ===============================================
IDENTIFIABLE ASSETS:
     Transportation-Rail                           446,618      417,887      390,933
     Transportation-Trucking                         4,199        8,062        7,451
     Realty                                        462,121      434,778      422,851
    Telecommunications                               5,563        4,194        1,714
                                      ----------------------------------------------
                                                   918,501      864,921      822,949
                                      ==============================================

CAPITAL EXPENDITURES:
     Transportation-Rail                            31,422       26,725       13,151
     Transportation-Trucking                           101          150          136
     Realty                                         72,477       62,153       45,806
    Telecommunications                               6,060            0            0
                                      ----------------------------------------------
                                                   110,060       89,028       59,093
                                      ==============================================

DEPRECIATION & AMORTIZATION:
     Transportation-Rail                            16,429       15,751       14,803
     Transportation-Trucking*                          639          647          564
     Realty                                         14,064       12,487        8,731
    Telecommunications                                 263            0            0
                                      ----------------------------------------------
                                                    31,395       28,885       24,098
                                      ==============================================


*-Includes amortization of goodwill of $469,000, $469,000 and $405,000 for 1999, 1998 and 1997, respectively.

The following table provides a reconciliation of reportable operating segment revenues, operating profit and assets to the Company's consolidated totals (dollars in thousands):



                                                    1999          1998          1997
                                                    ----          ----          ----

REVENUES:
---------
Total Revenues for Reportable Segments             329,296       252,668       254,527
Elimination of Intersegment Revenues                (5,023)       (4,892)       (4,007)
                                                --------------------------------------
     Total Consolidated Revenues                   324,273       247,776       250,520
                                                ======================================


OPERATING PROFIT:
-----------------

Total Profit for Reportable Segments                70,789        60,572        56,709
Unallocated Amounts:
  General Corporate Expenses                        (9,379)       (2,735)       (4,387)
                                                --------------------------------------
     Operating Profit                               61,410        57,837        52,322
                                                ======================================


ASSETS:
-------

Total Assets for Reportable Segments               918,501       864,921       822,949
Unallocated Amounts:
  General Corporate Assets (Liabilities)            (7,623)        6,620         2,541
                                                --------------------------------------
     Consolidated Total                            910,878       871,541       825,490
                                                ======================================

10.  ACCRUED CASUALTY AND OTHER LONG-TERM LIABILITIES

Accrued casualty and other long-term liabilities decreased $2.9 million which represents a $5.0 million payment for the settlement of a lawsuit stemming from a 1994 incident, and a $2.1 million increase in deferred telecommunications IRU fees.

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

FECR has been named as a potentially responsible party ("PRP") by the United States Environmental Protection Agency ("USEPA") for the remediation of six sites, including three Superfund sites. On the first site, the USEPA has alleged that FECR caused certain materials, including waste oil, to be disposed of at the site over a period of years. The USEPA has offered all named PRPs an opportunity to participate in its new pilot allocation program. This program is similar to binding arbitration. Since FECR is participating in this program, its share of the liability for the remediation will be fixed. Based on the allocator's decisions to date, FECR believes that its liability for the remediation of the site will not be material.

On the second site, FECR was contacted by the USEPA during 1996 seeking reimbursement of costs associated with the remediation of a site in Hialeah, Florida, part of which includes an FECR right-of-way. An individual operated a business on this site for a number of years. The building slightly encroached upon FECR's right-of-way. Upon discovering this, FECR entered into a lease agreement with the business owner rather than require the building be removed. The individual has ceased doing business. The USEPA is seeking reimbursement from FECR on the grounds that FECR was an "owner" of the site. FECR had no involvement in the contamination, but has been named as a PRP solely as a result of its ownership of the encroachment property. The ultimate cost, if any, is not expected to be material.

The third Superfund site is located in Portsmouth, Virginia. A settlement (approved by the court and USEPA) between the owner of the site and FECR was achieved in late 1996 for $202,247. Unless additional impacts are found beyond the original clean-up, FECR will have no further liability at the site.

The government's claims relating to two of the sites have been resolved, and a third is expected to be resolved shortly, each for non-material amounts.

FECR has recently become aware that contaminants from historic railroad operations in a yard adjacent to its railroad right-of-way may have migrated through the movement of groundwater off-site. FECR is working closely with the Florida Department of Environmental Protection to investigate this matter and to develop an appropriate plan of remediation, if required as a result of the investigation. Possible alternatives include natural attenuation and groundwater pumping and treatment. Based on information available to FECR as of the date of this report, the costs of investigating and addressing this possible migration are not expected to be material or cause material changes in the business.

The Company has accrued its estimated share of the total estimated cleanup costs for these sites. Based upon management's evaluation of the other potentially responsible parties, the Company does not expect to incur additional amounts, even though the Company has joint and several liability. Other proceedings involving environmental matters, such as alleged discharge of oil or waste material into water or soil, are pending against the Company.

It is difficult to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity or results of operations of the Company. Reserves for potential environmental liabilities were $1.5 million at year-end 1999, and $2.0 million for year-end 1998. Environmental liabilities will be paid over an extended period, and the timing of such payments cannot be predicted with any confidence.

GCC entered into an agreement with the State of Florida Department of Transportation to furnish all land necessary for the construction of the NW 106th Street Interchange on the Homestead Extension of the Florida Turnpike, and to subsidize any annual operating deficit of the Department for 15 years related to the interchange which is not covered by toll revenues. The maximum assessment amount over the 15 years would be approximately $9.3 million, with no annual assessment to exceed approximately $1.1 million. No assessment or related accruals to this agreement have been made.

11.  RETIREMENT PLANS

The Company sponsors three 401(k) plans. Contributions are at the employee's discretion with upper limits of 10% of compensation before taxes, subject to maximum limits imposed by the IRS ($10,000 in 1999), and an additional contribution up to 10% of after-tax compensation, also subject to maximum limits imposed by the IRS. Total contributions in 1999, including the Company's match if any, were limited by IRS regulations to $30,000.

401(K) PLAN FOR SALARIED EMPLOYEES

The amounts of matching contributions by the Company for this plan covering the years 1999, 1998 and 1997 were approximately $371,000, $356,000 and $334,000, respectively. The expenses associated with this plan were approximately $15,000, $14,000 and $13,000 in 1999, 1998 and 1997, respectively. In accordance with the terms of the plan, the Company matched the employee's contributions $1.00 for $1.00 up to the first $1,200 contributed by the employee in 1999. For employee contributions in excess of $1,200, the Company matches $.25 for every $1.00 in pretax employee contributions.

401(K) PLAN FOR HOURLY WAGE EMPLOYEES AND/OR EMPLOYEES COVERED BY COLLECTIVE BARGAINING AGREEMENT

This is a non-contributory plan that was instituted in April 1995. The expenses associated with this plan were approximately $8,300, $5,700 and $6,400 in 1999, 1998 and 1997, respectively.

INTERNATIONAL TRANSIT, INC. 401(k) PLAN

The Company matched employee contributions $.25 for each $1.00 contributed up to contributions totaling 6% of employee's compensation in 1999. The amounts of the Company's matching contributions were approximately $19,000, $23,000 and $22,000 for 1999, 1998 and 1997, respectively. Expenses for this plan were approximately $5,800, $5,000 and $1,000 for 1999, 1998 and 1997, respectively.

PENSION PLAN

The Company adopted a non-funded defined benefit plan covering nine officers of the Company in 1998. The benefits are based on years of service and the employee's compensation during the five years before retirement. As part of the second quarter special charges, the Company curtailed this plan in 1999, causing no additional benefits to accrue to covered officers. At December 31, 1999 and 1998, accrued liabilities were $3.9 million and $3.7 million, respectively.

The following sets forth the plans benefit obligation and unfunded status at December 31, 1999 and 1998, respectively, (dollars in thousands):



CHANGE IN BENEFIT OBLIGATION:                                                  1999       1998
                                                                               ----       ----
Benefit Obligation at Beginning of Year                                       4,373            0
Service Cost                                                                    165           30
Interest Cost                                                                   132           48
Benefits Paid                                                                  (176)           0
Amendments                                                                     (627)       4,295
                                                                             -------------------
Benefit Obligation and Unfunded Status at End of Year                         3,867        4,373
                                                                             -------------------

AMOUNTS RECOGNIZED IN THE CONSOLIDATED
BALANCE SHEET:

Accrued Benefit Liability                                                    (3,867)      (3,746)
Intangible Asset                                                                  0        3,585

COMPONENTS OF NET PERIODIC BENEFIT COST:

Service Cost                                                                    165           30
Interest Cost                                                                   132           48
Amortization of Prior Service Cost                                                0           83
                                                                             -------------------
Net Periodic Benefit Cost                                                       297          161
                                                                             ===================

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:

DISCOUNT RATE                                                                  6.75%        6.75%

RATE OF COMPENSATION INCREASE                                                  5.00%        5.00%

12.  COMPREHENSIVE INCOME

The related tax effects allocated to each component of other comprehensive income are as follows (dollars in thousands):

                                                                                      TAX
                                                                                      ---
                                                                     BEFORE-TAX    (EXPENSE)    NET-OF-TAX
                                                                     ----------    ---------    ----------
      BALANCE AT DECEMBER 31, 1997                                     AMOUNT      OR BENEFIT     AMOUNT
      ----------------------------                                     ------      ----------     ------
         Unrealized Gains on Securities:
           Unrealized Holding Gains Rising during Period                5,149         (1,921)         3,228
           Less: Reclassification Adjustment for Gains
                 Realized in Income                                     2,927         (1,091)         1,836
                                                                     --------------------------------------
           Net Unrealized Gain on Securities                            2,222           (830)         1,392
                                                                     --------------------------------------
         Other Comprehensive Income                                     2,222           (830)         1,392
                                                                     ======================================

                                                                                       TAX
                                                                                       ---
                                                                      BEFORE-TAX    (EXPENSE)    NET-OF-TAX
                                                                      ----------    ---------    ----------
      BALANCE AT DECEMBER 31, 1998                                      AMOUNT      OR BENEFIT     AMOUNT
      ----------------------------                                      ------      ----------     ------
         Unrealized Gains on Securities:
           Unrealized Holding Gains Rising during Period                2,447           (839)         1,608
           Less: Reclassification Adjustment for Gains
                 Realized in Income                                     5,880         (2,193)         3,687
                                                                     --------------------------------------
           Net Unrealized Loss on Securities                           (3,433)         1,354         (2,079)
                                                                     --------------------------------------
         Other Comprehensive Income                                    (3,433)         1,354         (2,079)
                                                                     ======================================

                                                                                       TAX
                                                                                       ---
                                                                      BEFORE-TAX    (EXPENSE)    NET-OF-TAX
                                                                      ----------    ---------    ----------
      BALANCE AT DECEMBER 31, 1999                                      AMOUNT      OR BENEFIT     AMOUNT
      ----------------------------                                      ------      ----------     ------
         Unrealized Gains on Securities:
           Unrealized Holding Gains Rising during Period                   91            (40)            51
           Less: Reclassification Adjustment for Losses
                 Realized in Income                                    (1,517)           566           (951)
                                                                     --------------------------------------
           Net Unrealized Loss on Securities                           (1,426)           526           (900)
                                                                     --------------------------------------
         Other Comprehensive Income                                    (1,426)           526           (900)
                                                                     ======================================

13.      STOCK-BASED COMPENSATION

The 1998 Stock Incentive Plan (the "Plan"), as amended, allows the Company to grant to employees and directors various stock awards, including stock options, which are granted at prices not less than the fair market value at the date of grant and restricted stock. A maximum of 1.6 million shares was approved to be issued under the Plan. On December 31, 1999, options for 1,222,972 shares have been granted.

The stock options may be granted over a period not to exceed 10 years and generally vest from one to five years from the date of grant. The changes in outstanding options are as follows:

                                                                        WEIGHTED AVERAGE EXERCISE
                                                                        -------------------------
                                              SHARES UNDER OPTION            PRICE PER SHARE
                                              -------------------            ---------------

     Balance June 1, 1998                                   0                             0
     Granted                                          651,872                        29.807
     Exercised                                              0                             0
                                              ---------------------------------------------

     Balance at December 31, 1998                     651,872                        29.807
                                              =============================================

     Granted                                          531,100                        32.277
     Exercised                                        (32,000)                        27.50
                                              =============================================

     Balance at December 31, 1999                   1,150,972                        30.959
                                              =============================================

Stock options outstanding and exercisable on December 31, 1999 are as follows:

                                                   WEIGHTED AVERAGE      WEIGHTED AVERAGE
     RANGE OF EXERCISE                              EXERCISE PRICE     REMAINING CONTRACTUAL
      PRICES PER SHARE      SHARES UNDER OPTION       PER SHARE            LIFE IN YEARS

     Outstanding:
     $27.43 - $39.50             1,150,972              30.959                  9.1
                            =======================================================
     Exercisable:
     $27.43 - $39.50               154,872              31.155                   --
                            =======================================================

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for the Plan and, therefore, no compensation expense has been recognized for stock options issued under the Plan. For companies electing to continue the use of APB 25, SFAS No. 123, "Accounting for Stock-Based Compensation," requires pro forma disclosures determined through the use of an option-pricing model as if the provisions of SFAS No. 123 had been adopted.

The weighted average fair value at date of grant for options granted during 1999 and 1998 was $22.34 and $10.63 per share, respectively. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                                       1999             1998
                                                       ----             ----
                 Expected dividend yield               .31%             .36%
                 Expected volatility                    48%              26%
                 Risk-free interest rate               6.2%             4.8%
                 Expected term in years                6.3              6.3

If the Company had adopted the provisions of SFAS No. 123, the impact on reported net income and earnings per share would have been as follows:

                            52 WEEKS ENDED 12/31/99     52 weeks ended 12/31/98
                            -----------------------     -----------------------

Net Income (in thousands)           $   36,642                  $   42,300
Earnings Per Share:
  Basic                             $     1.01                  $     1.17
  Diluted                           $     1.00                  $     1.17

During 1999 and 1998, the Company also awarded 76,800 shares of restricted stock under the Plan, with a weighted average fair value at the date of grant of $30.271 per share. These restricted shares vest ratably after five years of continued employment. Compensation expense related to this award was $487,000 and $41,000 for 1999 and 1998, respectively.

EPIK's senior management, through awards of non-qualified stock options and stock appreciation rights, has an equity participation in EPIK which provides them 15% of equity gains beyond FECI's initial investment in EPIK.

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)
     (dollars in thousands, except per share amounts)

                                                      1999                                          1998
                                                      ----                                          ----
                                     Dec. 31   Sept. 30     June 30    Mar. 31     Dec. 31   Sept. 30     June 30     Mar. 31
                                     -------   --------     -------    -------     -------   --------     -------     -------
Operating Revenues                    89,787     61,932      62,006    110,548      65,215     63,732      62,072      56,757
Other Income                             676      1,169         983      1,772       4,299      2,060       2,986       3,017
Operating Expenses                    71,218     48,526      57,593     85,526      51,643     45,129      46,664      46,503
Net Income                            11,877      8,587       3,559     16,756      10,715     12,967      11,652       8,287
Basic Net Income Per Share             $0.33      $0.24       $0.10      $0.45       $0.29      $0.36       $0.32       $0.23


15.      OTHER INCOME

                                          1999                     1998                     1997
                                          ----                     ----                     ----

     Dividend Income                   $    1,072               $    1,372               $      495
     Interest Income                        4,744                    4,312                    5,124
     Interest Expense                        (378)                    (351)                    (386)
     Gain (Loss) on Investments            (1,517)                   5,880                    2,926
     Other (net)                              679                    1,149                    2,476
                                       ------------------------------------------------------------
                                       $    4,600               $   12,362               $   10,635
                                       ============================================================

16.  ACQUISITIONS

In July 1997, the Company purchased the remaining 20% of the outstanding stock of ITI, a regional truckload carrier, through the issuance of treasury stock. This non-cash transaction has been excluded from the Statements of Cash Flows.

17.  OTHER COMMITMENTS

The Company is obligated under several operating leases covering its facilities and equipment. The lease terms are from 4 to 7 years. Future minimum payments under the leases are as follows:

                        YEAR                                   AMOUNT
                        ----                                   ------

                        2000                               $2,463,000
                        2001                                2,232,000
                        2002                                2,237,000
                        2003                                2,146,000
                        2004                                1,390,000
                        Thereafter                            460,000
                                                          -----------
                                                          $10,928,000
                                                          ===========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions "Election of Directors-Nominees," "General Information Relating to the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the captions "Election of Directors-Compensation Committee Interlocks and Insider Participation", "Independent Certified Public Accountants" and "Other Matters" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.  FINANCIAL STATEMENTS

         The financial statements and schedules listed in the accompanying Index to Financial Statements and Financial Statement Schedule are filed as part of this Report.

         2.  EXHIBITS

         The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Report.

(b)      REPORTS ON FORM 8-K

         Report on Form 8-K was filed on October 27, 1999, reporting on the announcement of The St. Joe Company and the Registrant that, subject to certain conditions, St. Joe and the Registrant had reached an agreement to implement a recapitalization of Registrant and a spin-off of St. Joe's interest in the Registrant to its shareholders.

                      FLORIDA EAST COAST INDUSTRIES, INC.

                         INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE
                                  [ITEM 14(A)]


                                                                      Reference
                                                                      Form 10-K
                                                                      Page Nos.



Consolidated Statements of Income and Retained Earnings
for each of the three years ended December 31, 1999                       33

Consolidated Balance Sheets at December 31, 1999 and 1998                 34

Consolidated Statements of Changes in Shareholders' Equity
and Comprehensive Income for each of the three years in the
period ended December 31, 1999                                            35

Consolidated Statements of Cash Flows for each of the
three years in the period ended December 31, 1999                         36

Notes to Consolidated Financial Statements                             37-53

Independent Auditors' Report                                              32

Financial Statement Schedule:
 III-Real Estate and Accumulated Depreciation                          60-61

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

Financial statements and schedules of FECI (not consolidated) are omitted since it is primarily a holding company and all subsidiaries included in the consolidated financial statements being filed, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the Company or its consolidated subsidiaries in amounts which together exceed five percent of the total assets as shown by the consolidated balance sheet at the end of any year covered by this Report.

                      FLORIDA EAST COAST INDUSTRIES, INC.


                               INDEX TO EXHIBITS
                                (ITEM 13[A] 3.)


  S-K
Item 601          Documents                                             Page Number
--------          ---------                                             -----------

(3)(a)            Amendments of Articles of Incorporation (June 1998)      62

(3)(b)            By-Laws                                               63-76

(21)              Subsidiaries of Florida East Coast Industries, Inc.      58

(24)              Power of Attorney                                        59


* Original article incorporated herein by reference to Exhibits filed in connection with Florida East Coast Industries, Inc.'s Registration Statement on Form S-14 as filed with the Securities and Exchange Commission on February 17, 1984 (File No. 2-89530).

                                   SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2000.

FLORIDA EAST COAST INDUSTRIES, INC.
-----------------------------------
          (Registrant)

By: /s/ R.H. Nazarian
   ----------------------------------------------
   R.H. Nazarian, Executive vice President
   and Chief Financial Officer

By: /s/ Mark A. Leininger
   ----------------------------------------------
   Mark A. Leininger, Vice President & Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


R.W. Anestis*                                         W.L. Thornton*
---------------------------------------------------   ------------------------------------------
R.W. Anestis Chairman, President, Chief Executive     W. L. Thornton, Director - 3/15/00
Officer and Director - 3/15/00


R.S. Ellwood*                                         J.C. Belin*
---------------------------------------------------   ------------------------------------------
R.S. Ellwood, Director - 3/15/00                      J.C. Belin, Director - 3/15/00


J.N. Fairbanks*                                       A.C. Harper*
---------------------------------------------------   ------------------------------------------
J.N. Fairbanks, Director - 3/15/00                    A.C. Harper, Director - 3/15/00


A. Henriques*                                         J.J. Parrish, III*
---------------------------------------------------   ------------------------------------------
A. Henriques, Director - 3/15/00                      J.J. Parrish, III, Director - 3/15/00


P.S. Rummell*                                         Heidi J. Eddins*
---------------------------------------------------   ------------------------------------------
P.S. Rummell, Director - 3/15/00                      By: Heidi J. Eddins, Attorney-in-Fact


R.H. Nazarian*
---------------------------------------------------
R.H. Nazarian, Executive Vice President, Chief
Financial Officer and Treasurer  - 3/15/00


   *Such signature has been affixed pursuant to Power of Attorney.

                      FLORIDA EAST COAST INDUSTRIES, INC.
     SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND ACCUMULATED DEPRECIATION
                        DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)


                                                                                                                      Depreciable
                                Initial Cost to Company      Carried at Close of Period                                Life Used
                                             Costs                                                                         In
                                          Capitalized                                                                  Calculation
                                          Subsequent                                                         Date          in
                                               to      Land & Land  Buildings and          Accumulated   Capitalized  Latest Income
          Description             Land    Acquisition  Improvements  Improvements   Total  Depreciation  or Acquired    Statement
------------------------------------------------------------------------------------------------------------------------------------

Duval County
   Office Buildings                 1,675     102,081        18,477     85,279     103,756    14,449        1985      3 to 40 years
   Office/Showroom/Warehouses         362      38,262         5,901     32,723      38,624     5,633        1987      3 to 40 years
   Office/Warehouses                  332      11,410         3,834      7,908      11,742     1,775        1994      3 to 40 years
   Front Load Warehouse                19       2,806           347      2,478       2,825       224        1998      3 to 40 years
   Rail Warehouses                     18       2,885           326      2,577       2,903       255        1998      3 to 40 years
   Land w/Infrastructure            1,546       9,426        10,966          6      10,972     1,435        1998      3 to 40 years
   Unimproved Land & Misc             316      12,900        12,747        469      13,216       162      Various           5 years
Assets

St. Johns County
   Unimproved Land                    321       2,727         3,048          0       3,048         0      Various

Flagler County
   Unimproved Land                    998       3,405         4,403          0       4,403         0      Various

Volusia County
   Unimproved Land                    439       3,188         3,627          0       3,627         0      Various

Brevard County
   Unimproved Land                    246      11,147        11,393          0      11,393         0      Various

Indian River County
   Unimproved Land                      1           0             1          0           1         0      Various

St. Lucie County
   Unimproved Land                    398         245           643          0         643         0      Various

Martin County
  Land w/ Infrastructure              585       3,986         4,571          0       4,571       338      Various
  Unimproved Land                      30       1,407         1,437          0       1,437         0      Various

Okeechobee County
   Unimproved Land                      3           0             3          0           3         0      Various

Putnam County
  Unimproved Land                       2           0             2          0           2         0      Various

Palm Beach County
  Unimproved Land                     164           66          230          0         230         0     Various

Broward County
   Rail Warehouse                      33        1,760          405      1,388       1,793       816        1986      3 to 40 years
   Land w/ Infrastructure           4,210          882        5,092          0       5,092        17        1992      3 to 40 years
   Unimproved Land                     75        2,344        2,419          0       2,419         0     Various

Manatee County
   Unimproved Land                     73            1           74          0          74         0     Various

                      FLORIDA EAST COAST INDUSTRIES, INC.
     SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND ACCUMULATED DEPRECIATION
                        DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)




                              Initial Cost to Company      Carried at Close of Period                                  Depreciable
                                          Costs                                                                         Life Used
                                       Capitalized                                                                    in Calculation
                                        Subsequent                                                            Date          in
                                            to        Land & Land   Buildings and           Accumulated   Capitalized  Latest Income
         Description             Land   Acquisition   Improvements  Improvements    Total   Depreciation  or Acquired   Statement
         -----------            -----   -----------   ------------  ------------    -----   ------------  -----------   ---------


Dade County
   Double Front Load Warehouse    727         6,497          2,058         5,166    7,224          1,687      1993    3 to 40 years
   Rail Warehouses              1,373        12,849          3,909        10,313   14,222          3,506      1988    3 to 40 years
   Office/Showroom/Warehouses   1,833        18,812          5,947        14,698   20,645          5,603      1988    3 to 40 years
   Office/Warehouses            2,348        23,282          6,983        18,647   25,630          5,434      1990    3 to 40 years
   Front Load Warehouses        3,089        24,360          8,774        18,675   27,449          5,872      1991    3 to 40 years
   Office/Service Center          254         3,010            900         2,364    3,264            557      1994    3 to 40 years
   Transit Warehouse              140         1,436            140         1,436    1,576            365    Various   3 to 40 years
   Land w/Infrastructure       14,553        22,963         36,630           886   37,516          2,548    Various   3 to 40 years
   Unimproved Land & Misc.
         Assets                 4,867         1,742          6,585            24    6,609             22    Various   3 to 40 years

Orange County
   Office Building                  0        27,837          4,770        23,067   27,837          1,516      1998    3 to 40 years
   Office/Showroom/Warehouse        0         9,245          2,129         7,116    9,245            496      1998    3 to 40 years
   Land w/Infrastructure            0         6,542          6,495            47    6,542             60      1995    3 to 40 years
   Unimproved Land & Misc.
         Assets                     0        16,915         16,915             0   16,915              0      1999    3 to 40 years
                             --------      --------       --------      -------- --------        -------
           TOTALS              41,030       386,418        192,181       235,267  427,448         52,770
                             ========      ========       ========      ======== ========        =======

Notes:
     (A) The aggregate cost of real estate owned at December 31, 1999 for federal income tax purposes is approximately $270,441,000.
     (B) Reconciliation of real estate owned (dollars in thousands)

                                         1999                     1998                     1997
                                         ----                     ----                     ----

     Balance at Beginning of Year         418,502                  365,532                  333,830

     Amounts Capitalized                   73,761                   62,153                   45,806
     Amounts Retired or Adjusted          (64,815)                  (9,183)                 (14,104)
                                       ----------               ----------               ----------
     Balance at Close of Period           427,448                  418,502                  365,532
                                       ==========               ==========               ==========

   (C) Reconciliation of accumulated depreciation (dollars in thousands):

     Balance at Beginning of Year          51,987                   39,691                   33,507

     Depreciation Expense                  14,064                   12,487                    8,731
     Amounts Retired or Adjusted          (13,281)                    (191)                  (2,547)
                                       ----------               ----------               ----------
     Balance at Close of Period            52,770                   51,987                   39,691
                                       ==========               ==========               ==========