Form 10-Q
period 2000-03-31
FLORIDA EAST COAST INDUSTRIES INC
filed 2000-05-12
CIK 740796

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to _____________

                         Commission File Number 2-89530
                                                -------

                      FLORIDA EAST COAST INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             FLORIDA                                                                   59-2349968
-------------------------------                                                    -------------------
(State or other jurisdiction of                                                       (IRS Employer
incorporation or organization)                                                     Identification No.)

ONE MALAGA STREET, ST. AUGUSTINE, FLORIDA                                              32084
-----------------------------------------                                            ----------
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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


          CLASS                                                   OUTSTANDING AT MARCH 31, 2000
          -----                                                   -----------------------------
Common Stock-no par value                                              36,435,084 shares
Collateral Trust 5% Bonds                                              $11,724,050

                      FLORIDA EAST COAST INDUSTRIES, INC.

                                     PART I


                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                                 INDEX                                       PAGE NUMBERS
                                                 -----                                       ------------
              Consolidated Condensed Balance Sheets -
                  March 31, 2000 and December 31, 1999                                           2

              Consolidated Condensed Statements of Income -
                  Quarters Ended March 31, 2000 and 1999                                         3

              Consolidated Condensed Statements of Cash Flows -
                  Quarters Ended March 31, 2000 and 1999                                         4

              Notes to Consolidated Condensed Financial Statements                               5-10


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Comparison of First Quarter 2000 versus First Quarter 1999                         11-13

              Changes in Financial Condition, Liquidity and Capital Resources                    13-14


                                                      PART II

                                                 OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                       14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                     14

ITEM 6.  EXHIBITS AND REPORTS                                                                    15

                      FLORIDA EAST COAST INDUSTRIES, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (dollars in thousands)

                                                                                          MARCH 31       DECEMBER 31
                                                                                        ------------    ------------
                                                                                            2000            1999
                                                                                        ------------    ------------
                                                                                        (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                    13,588          15,715
  Short-term investments                                                                       57,412          46,433
  Accounts receivable (net)                                                                    28,694          25,130
  Materials and supplies                                                                        4,403           5,565
  Other current assets                                                                          6,105           6,408
                                                                                         ------------    ------------
     Total current assets                                                                     110,202          99,251

OTHER INVESTMENTS                                                                                  --          40,404

PROPERTIES, LESS ACCUMULATED DEPRECIATION AND AMORTIZATION                                    781,414         742,176

OTHER ASSETS AND DEFERRED CHARGES                                                              29,504          29,047
                                                                                         ------------    ------------
TOTAL ASSETS                                                                                  921,120         910,878
                                                                                         ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                             23,830          31,880
  Income taxes                                                                                  5,683           2,409
  Accrued casualty and other reserves                                                           2,106           2,533
  Other accrued liabilities                                                                     8,002           4,547
                                                                                         ------------    ------------
     Total current liabilities                                                                 39,621          41,369

DEFERRED INCOME TAXES                                                                         133,856         133,444

ACCRUED CASUALTY AND OTHER LONG-TERM LIABILITIES                                               12,388          11,624

SHAREHOLDERS' EQUITY:
  Common stock, no par value; 50,000,000 shares authorized;
   37,234,168 shares issued and 36,435,084 shares outstanding                                  65,256          64,049
   at March 31, 2000, and 37,194,244 shares issued and
   36,395,160 outstanding at December 31, 1999
  Retained earnings                                                                           681,202         671,269
  Accumulated other comprehensive income-unrealized gain (loss) on securities (net)              (138)            317
  Restricted stock deferred compensation                                                       (1,710)         (1,839)
  Treasury stock at cost (799,084 shares)                                                      (9,355)         (9,355)
                                                                                         ------------    ------------
     Total shareholders' equity                                                               735,255         724,441
                                                                                         ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                    921,120         910,878
                                                                                         ============    ============

                           (See accompanying notes)

                      FLORIDA EAST COAST INDUSTRIES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                             QUARTER ENDED MARCH 31
                                                                              2000            1999
                                                                          -----------      -----------
Operating Revenues                                                             65,154          110,365

Operating Expenses                                                             52,915           85,526
                                                                          -----------      -----------

Operating Profit                                                               12,239           24,839

Other Income                                                                    4,010            1,956
                                                                          -----------      -----------

Income before Income Taxes                                                     16,249           26,795

Provision for Income Taxes                                                      5,406           10,039
                                                                          -----------      -----------

Net Income                                                                     10,843           16,756
                                                                          ===========      ===========


Per Share Data:
     Basic & Diluted Net Income Per Share                                 $      0.30      $      0.46
                                                                          ===========      ===========


Average Shares Outstanding - Basic                                         36,347,853       36,334,693
Average Shares Outstanding - Diluted                                       36,725,413       36,353,956


                           (See accompanying notes)

                      FLORIDA EAST COAST INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (Unaudited)

                                                                           QUARTER ENDED MARCH 31
                                                                            2000             1999
                                                                         -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   10,843           16,756
  Adjustments to reconcile net income to cash
            generated by operating activities:
    Depreciation and amortization                                               8,216            6,906
    Loss (gain) on sales and other disposition of properties                     (934)         (11,271)
    Purchase of trading investments (net)                                      15,770           (8,265)
    Realized (gain) loss on investments                                          (312)            (365)
    Deferred taxes                                                                890              741
    Stock compensation plans                                                      130               60

  Changes in operating assets and liabilities:
      Accounts receivable                                                      (3,564)              89
      Other current assets                                                        811              578
      Other assets and deferred charges                                          (574)          (2,334)
      Accounts payable                                                         (8,050)            (126)
      Income taxes payable                                                      3,274            9,364
      Other current liabilities                                                 3,455            2,401
      Reserves and other long-term liabilities                                    337            1,025
                                                                          -----------      -----------
Net cash generated by operating activities                                     30,292           15,559

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of properties                                                     (47,752)         (21,923)
  Purchases of investments:
       Available-for-sale                                                    (296,360)         (23,559)
  Maturities and redemption of investments:
       Available-for-sale                                                     310,047           34,885
  Proceeds from disposition of assets                                           1,349           47,423
                                                                          -----------      -----------
Net cash used in investing activities                                         (32,716)          36,826

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of options                                             1,207               --
  Payment of dividends                                                           (910)            (907)
                                                                          -----------      -----------
Net cash used in financing activities                                             297             (907)

NET INCREASE/DECREASE IN CASH AND CASH EQUIVALENTS                             (2,127)          51,478
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 15,715           14,450
                                                                          -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                       13,588           65,928
                                                                          ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes                                                       17               11
                                                                          ===========      ===========
  Cash paid for interest                                                          138               89
                                                                          ===========      ===========

                            (See accompanying notes)

                      FLORIDA EAST COAST INDUSTRIES, INC.


        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1.  General

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements reflect all accruals and adjustments considered necessary to present fairly the financial position as of March 31, 2000, and December 31, 1999, and the results of operations and cash flows for the three-month periods ended March 31, 2000, and 1999. Results for interim periods may not be necessarily indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

On October 27, 1999, The St. Joe Company (St. Joe) and Florida East Coast Industries, Inc. (the Company or FECI) announced they have agreed to undertake a recapitalization of the Company to facilitate a pro rata tax-free spin-off to St. Joe's shareholders of St. Joe's 54 percent equity interest in the Company.

As part of the recapitalization, St. Joe will exchange all of its shares of the Company's common stock for an equal number of shares of a new class of the Company's common stock. The holders of the new class of the Company's common stock will be entitled to elect 80 percent of the members of the Board of Directors of the Company, but the new Company's common stock will otherwise have substantially identical rights to the existing common stock. The new class of the Company's common stock will be distributed pro rata to St. Joe shareholders in a tax-free distribution. St. Joe will not retain any equity interest in the Company after the spin-off is completed.

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

During the first quarter 2000, all remaining funds ($27 million) previously shown as Other Investments were included in short-term investments. Amounts shown in short-term investments are primarily fixed rate municipal and U.S. Government securities with active secondary or resale markets and are available to fund the ongoing operations and capital expenditures of the Company.


NOTE 2. Commitments and Contingencies

The Company maintains comprehensive liability insurance for bodily injury and property claims for risks with respect to losses for third-party liability and property damage, but maintains a significant self-insured retention for these exposures. The Company is the defendant and plaintiff in various lawsuits resulting from its operations. In the opinion of management, adequate provision has been made in the financial statements for the estimated liability which may result from disposition of such matters.

The Company is subject to proceedings arising out of environmental laws and regulations, which primarily relate to the disposal and use of fuel and oil used in the railway and trucking businesses. It is the Company's policy to accrue environmental cleanup costs when it is probable that a liability has been incurred and an amount can be reasonably estimated. As assessments and cleanups proceed, these accruals are reviewed and adjusted.

Florida East Coast Railway (FECR), the Company's rail subsidiary, is presently involved in proceedings initiated by the United States Environmental Protection Agency (USEPA) for the remediation of three sites, in which USEPA has named FECR a potentially responsible party (PRP). On the first site, the USEPA has alleged that FECR caused certain materials, including waste oil, to be disposed of at the site over a period of years. The USEPA has offered all named PRPs an opportunity to participate in its new pilot allocation program. This program is similar to binding arbitration. Since FECR is participating in this program, its share of the liability for the remediation will be fixed. Based on the allocator's decisions to date, FECR believes that its liability for the remediation of the site will not be material.

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

On the third site, active settlement negotiations are underway between the PRP group and USEPA. FECR expects its contributions to be minimal.

FECR is investigating sites where contaminants from historic railroad operations may have migrated off-site through the movement of groundwater or contaminated soil. FECR, if required as a result of the investigation, will develop an appropriate plan of remediation, with possible alternatives including natural attenuation and groundwater pumping and treatment. Historic railroad operations at the Company's main rail facilities have resulted in soil and groundwater impacts. In consultation with FDEP, the Company operates and maintains groundwater treatment systems at its primary facilities.

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

It is difficult to quantify future environmental costs as many issues relate to actions by third parties or changes in environmental regulations. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity or results of operations of the Company.

Gran Central Corporation (GCC), the realty segment of the Company, entered into an agreement with the State of Florida Department of Transportation to furnish all land necessary for the construction of the NW 106th Street Interchange on the Homestead Extension of the Florida Turnpike, and to subsidize any annual operating deficit of the Department for 15 years related to the interchange which is not covered by toll revenues. The maximum assessment amount over the 15 years would be approximately $9.3 million, with no annual assessment to exceed approximately $1.1 million. No assessment or related accruals to this agreement have been made.

The Company has agreed to provide $71 million of capital to the telecommunications subsidiary, EPIK Communications Incorporated (EPIK), previously known as FEC Telecom, Inc., to expand the network build-out from Jacksonville to Atlanta, which will create a new geographically diverse route to the critical Atlanta market.


NOTE 3.  Comprehensive Income

Comprehensive income for the three months ended March 31, 2000, and 1999, was $10.4 and $16.2 million, respectively. These amounts differ from net income due to changes in the net unrealized holding gains/losses generated from available-for-sale securities.


NOTE 4.  Earnings Per Share

The weighted-average number of shares of common stock was used in the calculations for earnings per share. The diluted weighted-average number of shares includes the net shares that would be issued upon the exercise of stock options and restricted shares (using the treasury stock method).


NOTE 5.  Dividends

On February 16, 2000, the Company declared a dividend of $.025 (2 1/2 cents) per share on its outstanding common stock, payable March 15, 2000, to shareholders of record March 1, 2000.

NOTE 6.  Other Income

   (dollars in thousands)                                              FIRST QUARTER 2000        FIRST QUARTER 1999
                                                                       ------------------        ------------------
   Dividend Income                                                              2,432                          4
   Interest Income                                                              1,325                      1,310
   Interest Expense                                                              (138)                       (89)
   Gain (Loss) on Investments                                                    (164)                       365
   Other (net)                                                                    555                        366
                                                                          -----------                -----------
                                                                                4,010                      1,956
                                                                          ===========                ===========


NOTE 7.  Credit Revolver - Subsequent Event

Effective March 31, 2000, the Company entered into a $200 million revolving agreement with a syndicate of financial institutions. The Company's revolving credit agreement contains various covenants which, among other things, requires the maintenance of certain financial ratios related to fixed charge coverage and maximum leverage, establishes minimum levels of net worth, establishes limitations on indebtedness, certain types of payments, including dividends, liens and investments, and limits the use of proceeds of asset sales. The above covenants provide specific exclusion of EPIK's financial results and also provide for exclusion of certain financing and investing activities at GCC. No amounts were outstanding on the credit revolver as of March 31, 2000.

NOTE 8.  Segment Information

Under the provisions of SFAS 131, the Company has four reportable operating segments. These are railway, trucking, realty and the telecommunications segments.

The railway segment provides rail freight transportation along the east coast of Florida between Jacksonville and Miami. The trucking segment provides truckload transportation for a wide range of general commodities throughout the Midwest and Southeast United States. The realty segment is engaged in the development, leasing, management, operation and sale of its commercial and industrial property. EPIK is based in Orlando, Florida, and is a provider of wholesale telecommunications private line services (bandwidth) and dark fiber.

The Company's railway segment generates revenues from leases to other telecommunications companies for the installation of fiber optic and other facilities on the railroad right-of-way, which are included in the telecommunications segment.

The Company evaluates the railway and trucking segments' performance based on operating profit or loss from operations before other income and income taxes. Operating profit is operating revenue less directly traceable costs and expenses. The Company evaluates the telecommunications segment's performance, specifically EPIK's performance, based on EBITDA and more broadly (i.e., the segment inclusive of passive fiber leases) by operating profit or loss from operations before other income and income taxes. EPIK's operations are currently start-up in nature and as such, are expected to generate losses during this timeframe. EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization. EBITDA excludes other income. EBITDA, as a measure of operating cash flow, is considered a key financial performance indicator. The Company evaluates the realty segment based on operating profit and EBITDA.

Intersegment revenues for transactions between the railway and trucking segments are based on quoted rates, which are believed to approximate the cost that would have been incurred had similar services been obtained from an unrelated third party.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately as each business requires different technology and marketing strategies.

Information by industry segment (dollars in thousands):

                                                                          FIRST QUARTER 2000      FIRST QUARTER 1999
                                                                          ------------------      ------------------
OPERATING REVENUES
  Railway (a)                                                                         41,816                  39,739
  Trucking                                                                             7,554                   7,139
  Realty:
    GCC Realty Rental (b)                                                             12,373                  12,680
    GCC Realty Sales (gross)                                                           1,349                  50,404
    Other Rentals & Sales                                                                720                     672
  Telecommunications:
     EPIK Communications                                                                 246                       0
     Fiber Leases                                                                      2,271                   1,022
                                                                          ------------------      ------------------
  Total Revenues (segment)                                                            66,329                 111,660
     Intersegment Revenues                                                            (1,175)                 (1,295)
                                                                          ------------------      ------------------
  Total Revenues (consolidated)                                                       65,154                 110,365

OPERATING EXPENSES
  Railway (c)                                                                         31,303                  30,564
  Trucking (d)                                                                         7,629                   7,237
  Realty:
    GCC Realty Rental                                                                 10,898                   8,803
    GCC Realty Sales (gross)                                                             415                  39,080
    Other Rentals & Sales                                                                109                     100
  Telecommunications:
     EPIK Communications                                                               2,032                       0
     Fiber Leases                                                                         67                       0
  Corporate General & Administrative (e)                                               1,637                   1,037
                                                                          ------------------      ------------------
  Total Expenses (segment)                                                            54,090                  86,821
     Intersegment Expenses                                                            (1,175)                 (1,295)
                                                                          ------------------      ------------------
  Total Expenses (consolidated)                                                       52,915                  85,526

OPERATING PROFIT (LOSS)
  Railway                                                                             10,513                   9,175
  Trucking                                                                               (75)                    (98)
  Realty                                                                               3,020                  15,777
  Telecommunications                                                                     418                   1,022
  Corporate General & Administrative                                                  (1,637)                 (1,037)
                                                                          ------------------      ------------------
  Segment & Consolidated Operating Profit                                             12,239                  24,839

Other Income (net)                                                                     4,010                   1,956
                                                                          ------------------      ------------------
INCOME BEFORE TAXES                                                                   16,249                  26,795
                                                                          ==================      ==================

NET INCOME                                                                            10,843                  16,756
                                                                          ==================      ==================

EBITDA-REALTY                                                                          7,311                  18,943
                                                                          ==================      ==================

(a) Includes intersegment revenues of $1,141 and $1,157 at March 31, 2000 and March 31, 1999, respectively.
(b) Includes intersegment revenues of $34 and $138 at March 31, 2000 and March 31, 1999, respectively.
(c) Includes intersegment expenses of $15 and $12 at March 31, 2000 and March 31, 1999, respectively.
(d) Includes intersegment expenses of $1,141 and $1,157 at March 31, 2000 and March 31, 1999, respectively.
(e) Includes intersegment expenses of $19 and $126 at March 31, 2000 and March 31, 1999, respectively.

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

RESULTS OF OPERATIONS

         CONSOLIDATED RESULTS
FIRST QUARTER

The Company reported net income for the quarter ended March 31, 2000, of $10.8 million ($.30 per share) compared to approximately $16.8 million ($.46 per share) for the same period in 1999. Included in the prior year results was the sale of two industrial parks in Miami with an impact to net income of $6.5 million ($0.18 per share).

         RAILWAY
FIRST QUARTER

First quarter 2000 revenues from rail operations rose 5.2 percent to $41.8 million from $39.7 million in 1999. Continued unit volume growth in aggregates (+8.7 percent), autos/auto parts (+14.8 percent), conventional rail carloadings (+2.7 percent) and rents from customer use of equipment, along with improved pricing, all contributed to the revenue increases. Overall, revenues benefited from the robust economic growth in Florida and the Southeast and offset intermodal volume decreases of 8.3 percent.

The railway's operating expenses for the quarter increased $0.7 million or 2.4 percent over first quarter 1999. Railway's operations realized cost savings from reduced wages and benefits ($.7 million), car hire ($.2 million) and insurance ($.2 million), although fuel costs increased by $1.7 million during the quarter. The fuel increase is net of the positive results from an engine shutdown policy initiated in 1999, which resulted in a 6 percent decrease in fuel consumption for the quarter. Railway's operating ratio continued to improve at 74.9 percent for the quarter, compared to 76.9 percent and 80.6 percent in the same quarters during 1999 and 1998, respectively.

         TRUCKING
FIRST QUARTER

International Transit, Inc. (ITI), the Company's trucking subsidiary, increased operating revenues by 5.8 percent to $7.6 million over prior year's quarter. This increase reflects improved sales efforts resulting in additional customer accounts. First quarter operating losses were approximately break even, comparable with the same period in 1999.

         REALTY
FIRST QUARTER

Realty rental and sales revenues were $14.4 million for the first quarter 2000 compared to $63.8 million for the same period last year. Realty revenues included first quarter 1999 sales of realty properties, including two business parks, of $50.4 million. During the first quarter 2000, undeveloped land sales generated $1.3 million in realty sales revenues. Rental revenues generated by GCC decreased by 2.4 percent to $12.4 million for first quarter 2000 from $12.7 million for the same period last year. This decrease is primarily related to rental activity on three business parks (predominately industrial warehouse/showrooms) with a total of 1.4 million square feet that were sold in the first and fourth quarters of 1999. The impact on rental revenues from these 1999 sales was substantially mitigated by the strength of leasing from the remaining properties, including recent additions to the portfolio.

At the end of the first quarter, GCC held 50 finished buildings, including newly constructed buildings, with 5.2 million square feet and an 85 percent occupancy rate. "Same store" occupancy, comprised of 46 buildings with 4.7 million square feet in service since January 1, 1999, was 88 percent at March 31, 2000, comparable to 89 percent at March 31, 1999. "Same store" rental revenues increased 6 percent during the first quarter with $9.5 million generated in 2000. Increases were principally related to rate increases. Four 100 percent owned operating properties with 511,000 square feet were placed in service during second and third quarters of 1999 and were 59 percent occupied at March 31, 2000. At the conclusion of the first quarter 2000, GCC had ten buildings with a total of 1.3 million square feet in various stages of development (509,000 square feet under construction; 821,000 square feet in pre-development).

First quarter realty rental and sales operating expenses (after depreciation and amortization) decreased from $48 million in first quarter 1999 to $11.4 million for the first quarter 2000 principally related to the 1999 cost of sales ($39.1 million) for the previously mentioned business parks. "Same store" expenses (before depreciation and amortization) increased by $.3 million over 1999. "New store" expenses (before depreciation and amortization) were $.5 million for the first quarter. "Sold store" expenses (before depreciation and amortization) were $.7 million in the first quarter of 1999, with no corresponding expenses for 2000. Management fees/corporate overhead and depreciation increased by $1.7 million, all costs that are determined by the value of and/or additions to the portfolio, along with transition costs associated with GCC's new management team.

Realty operations generated overall EBITDA of approximately $7.3 million for the first quarter 2000 compared to first quarter 1999 EBITDA of $18.9 million. The decrease in EBITDA is primarily attributable to the sale of 1.2 million square feet of operating properties during the first quarter of 1999 that generated $10.4 million in sales EBITDA and $1.4 million in rental EBITDA.

         TELECOMMUNICATIONS
FIRST QUARTER

EPIK has continued its rapid development of its Florida Footprint(TM) carriers' carrier network. During the first quarter, EPIK laid over 70,000 strand miles of Lucent Truewave RS fiber in its conduit system, increasing its dark fiber inventory over 500 percent. EPIK also acquired, leased or built new facilities for five additional points-of-presence (POPs) in Florida, to supplement the seven activated in 1999. In addition, EPIK completed a fiber swap with a carrier that extends the Florida Footprint(TM) network from Orlando to Tallahassee, and creates a redundant ring from Orlando to Jacksonville. This swap also provides new fiber routes from Tallahassee to Atlanta, and Dallas to Houston. The Texas route closes a ring that was started through a swap with another carrier in 1999. The current construction and swapping activities will be supplemented by aggressive capital spending, including the construction and activation of a new fiber optic cable between Jacksonville and Atlanta, which will create a new geographically diverse route to the critical Atlanta market.

During the quarter, EPIK continued to sell long-term leases for dark fiber and collocation, and began to provision bandwidth (lit capacity). As of March 31, 2000, the sales backlog for these categories totaled $61.1 million.

Telecommunications revenues from passive fiber leases more than doubled, rising to $2.3 million, inclusive of a $.8 million settlement of a dispute with a telecom company over amounts due for installations on FECR's property.

Increased operating expenses versus 1999 reflect the acceleration of EPIK's startup, including the successful hiring of experienced telecom professionals to execute the business plan.

         CORPORATE EXPENSES
FIRST QUARTER  (EXCLUDING INTERSEGMENT ACTIVITY)

Corporate expenses for the first quarter 2000 and 1999 were $1.6 million and $1.0 million, respectively. In 1999, senior management had not fully completed the assembly of the new management team and its associated costs.

         OTHER INCOME
FIRST QUARTER

Other income increased approximately $2.1 million in the first quarter 2000 compared to first quarter 1999. 2000 quarterly results include investment income of $2.4 million from a TTX Company dividend.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity include cash generated from operations, earnings on invested cash, and earnings on its investment portfolios. Also, the Company entered into a $200 million revolving credit agreement with a syndicate of financial institutions. Cash required for capital expenditures in the railway, telecommunications and realty segments for payment of dividends, acquisitions, or to potentially repurchase shares of the Company's common stock is or will be funded, in part, from these resources.

The Company's investment portfolio, including cash and investments, decreased approximately $31.6 million to $71.0 million at March 31, 2000, from $102.6 million on December 31, 1999. This decrease was primarily attributed to capital expenditures for properties of $47.8 million. The largest property additions were at EPIK related to the continued build-out of its network.

The Company's current ratio was 2.4 to 1.00 on December 31, 1999, and 2.78 to
1.00 on March 31, 2000. The current year ratio reflects the reclass of short-term investments of $27 million as described in Note 1 of the financial statements.

Management believes that the cash generated from operations, the Company's liquid resources, and borrowing capacity, if appropriate, will be sufficient to fund the costs of operations, all anticipated capital expenditures and other obligations of the Company.


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

Proposal No. 1:  Approval of the Plan of Merger (in thousands)


For: 32,710                Against: 1,220                     Abstain: 18

Proposal No. 2:  Approval of the Amended Charter (in thousands):


For: 32,060                Against: 1,862                     Abstain: 25


ITEM 6

EXHIBITS AND REPORTS

Exhibit 10. Credit Agreement dated March 31, 2000, between Florida East Coast Industries, Inc. and Bank of America, N.A., First Union National Bank and SunTrust Bank.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FLORIDA EAST COAST INDUSTRIES, INC.
                               ------------------------------------------------
                                             (REGISTRANT)


Date:  5/12/00                   /s/  MARK A. LEININGER
                               ------------------------------------------------
                               Mark A. Leininger, Vice President and Controller