Form 10-Q
period 2000-06-30
FLORIDA EAST COAST INDUSTRIES INC
filed 2000-08-09
CIK 740796

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2000
                                                 -------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ___________ to _____________

                         Commission File Number 2-89530
                                                -------

                       FLORIDA EAST COAST INDUSTRIES, INC.
                       -----------------------------------
             (Exact name of Registrant as specified in its charter)

           FLORIDA                                                59-2349968
           -------                                                ----------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

ONE MALAGA STREET, ST. AUGUSTINE, FLORIDA                               32084
-----------------------------------------                               -----
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

                                Yes (X)   No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         CLASS                                     OUTSTANDING AT JUNE 30, 2000
         -----                                     ----------------------------
Common Stock-no par value                               36,449,060 shares
Collateral Trust 5% Bonds                               $11,724,050

                       FLORIDA EAST COAST INDUSTRIES, INC.

                                     PART I


                              FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

                     INDEX                                          PAGE NUMBERS
                     -----                                          ------------
    Consolidated Condensed Balance Sheets -
        June 30, 2000, and December 31, 1999                                   2

    Consolidated Condensed Statements of Income -
        Three Months and Six Months Ending
        June 30, 2000, and 1999                                                3

    Consolidated Statements of Cash Flows -
        Six Months Ending June 30, 2000, and 1999                              4

    Notes to Consolidated Condensed Financial Statements                    5-10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Comparison of Second Quarter 2000 versus Second Quarter 1999
    and Six Months 2000 versus Six Months 1999                             11-15

    Changes in Financial Condition, Liquidity and Capital Resources           16


                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               16-17

ITEM 5.  OTHER INFORMATION                                                 17-20

                       FLORIDA EAST COAST INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (dollars in thousands)


                                                                                         JUNE 30      DECEMBER 31
                                                                                         -------      -----------
                                                                                           2000           1999
                                                                                           ----           ----
                                                                                       (Unaudited)

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                               12,461         15,715
  Short-term investments                                                                  56,250         46,433
  Accounts receivable (net)                                                               26,922         25,130
  Materials and supplies                                                                   4,652          5,565
  Other current assets                                                                     6,239          6,408
                                                                                         -------        -------
     Total current assets                                                                106,524         99,251

OTHER INVESTMENTS                                                                             --         40,404

PROPERTIES, LESS ACCUMULATED DEPRECIATION AND AMORTIZATION                               820,906        742,177

OTHER ASSETS AND DEFERRED CHARGES                                                         31,591         29,046
                                                                                         -------        -------
TOTAL ASSETS                                                                             959,021        910,878
                                                                                         =======        =======


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                        51,496         31,880
  Income taxes                                                                             5,379          2,409
  Accrued casualty and other liabilities                                                   2,019          2,533
  Other accrued liabilities                                                               11,450          4,547
                                                                                         -------        -------
     Total current liabilities                                                            70,344         41,369

DEFERRED INCOME TAXES                                                                    134,031        133,444

ACCRUED CASUALTY AND OTHER LONG-TERM LIABILITIES                                          12,672         11,624

SHAREHOLDERS' EQUITY:
  Common stock, no par value; 50,000,000 shares authorized; 37,248,144 shares issued and 36,449,060 shares outstanding
   at June 30, 2000, and 37,194,244 shares issued
   and 36,395,160 outstanding at December 31, 1999, respectively                          65,586         64,049
  Retained earnings                                                                      687,323        671,269
  Accumulated other comprehensive income-unrealized gain (loss) on securities (net)           --            317
  Restricted stock deferred compensation                                                  (1,580)        (1,839)
  Treasury stock at cost (799,084 shares)                                                 (9,355)        (9,355)
                                                                                         -------        -------
     Total shareholders' equity                                                          741,974        724,441
                                                                                         -------        -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               959,021        910,878
                                                                                         =======        =======

                            (See accompanying notes)

                       FLORIDA EAST COAST INDUSTRIES, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (dollars in thousands except per share amounts)
                                   (Unaudited)


                                                     THREE MONTHS                         SIX MONTHS
                                                     ENDED JUNE 30                       ENDED JUNE 30
                                                 ----------------------             ----------------------
                                                 2000              1999             2000              1999
                                                 ----              ----             ----              ----

Operating revenues                              65,299            61,715           130,458           172,080

Operating expenses                             (54,497)          (50,106)         (107,413)         (135,632)
Special charges                                     --            (7,487)               --            (7,487)
                                            ----------------------------        ----------------------------
Operating profit                                10,802             4,122            23,045            28,961

Other income                                       498             2,036             4,503             3,992
Special charges to other income                     --              (762)               --              (762)
                                            ----------------------------        ----------------------------
Other income (net)                                 498             1,274             4,503             3,230

Income before income taxes                      11,300             5,396            27,548            32,191
Provision for income taxes                      (4,267)           (1,837)           (9,673)          (11,875)
                                            ----------------------------        ----------------------------

Net income                                       7,033             3,559            17,875            20,316
                                            ============================        ============================


Earnings per share-basic & diluted               $0.19             $0.10             $0.49             $0.56

Average shares outstanding, basic           36,357,525        36,286,360        36,352,689        36,286,360

Average shares outstanding, diluted         36,779,168        36,468,483        36,752,291        36,416,117

                            (See accompanying notes)

                       FLORIDA EAST COAST INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)

                                                                 SIX MONTHS ENDED JUNE 30
                                                                    2000          1999
                                                                    ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       17,875        20,316
  Adjustments to reconcile net income to cash
   generated by operating activities:
    Depreciation and amortization                                  17,214        14,263
    Loss (gain) on sales and other disposition of properties       (1,217)      (10,471)
    Purchase of trading investments (net)                          (9,817)      (11,709)
    Realized (gain) loss on investments                              (439)         (949)
    Deferred taxes                                                    709         4,055
    Stock compensation plans                                          259           180

  Changes in operating assets and liabilities:
     Accounts receivable                                           (1,792)        2,227
     Other current assets                                           1,082         3,068
     Other assets and deferred charges                             (2,779)        3,019
     Accounts payable                                              19,616        (1,673)
     Income taxes payable                                           2,970        (5,635)
     Other current liabilities                                      6,903         9,263
     Accrued casualty and other long-term liabilities                 534           408
                                                                  -------       -------
Net cash generated by operating activities                         51,118        26,362

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of properties                                         (96,408)      (52,407)
  Purchases of investments:
       Available-for-sale                                              --       (33,977)
  Maturities and redemption of investments:
       Available-for-sale                                          40,404        57,061
  Proceeds from disposition of assets                               1,916        47,510
                                                                  -------       -------
Net cash used in/provided by investing activities                 (54,088)       18,187

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of options                                 1,537            --
  Payment of dividends                                             (1,821)       (1,819)
                                                                  -------       -------
Net cash used in financing activities                                (284)       (1,819)

NET INCREASE/DECREASE IN CASH AND CASH EQUIVALENTS                 (3,254)       42,730
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     15,715        14,450
                                                                  -------       -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                           12,461        57,180
                                                                  =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes                                        5,918        13,585
                                                                  =======       =======
  Cash paid for interest                                              284           140
                                                                  =======       =======

                            (See accompanying notes)

                       FLORIDA EAST COAST INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  General

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements reflect all accruals and adjustments considered necessary to present fairly the financial position as of June 30, 2000, and the results of operations and cash flows for the six-month periods ended June 30, 2000, and June 30, 1999. Results for interim periods may not necessarily be indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission.

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

The recapitalization, exchange and spin-off are subject to a number of conditions, including the receipt of an Internal Revenue Service ruling concerning the tax-free status of the proposed spin-off. On March 8, 2000, FECI shareholders, including a majority of the shares not held by St. Joe or its affiliates, approved the recapitalization pursuant to a Plan of Merger and amendments to FECI's Articles of Incorporation.

Note 2.  Special Charges

In the second quarter 1999, the Company incurred special charges of approximately $8.2 million related to a work force reduction, including curtailment of a supplemental executive retirement plan first adopted in late 1998, and inventory reductions arising from a modification to the Company's inventory management practices.

Note 3.  Accrued Casualty and Other Long-Term Liabilities

The Company maintains comprehensive liability insurance for bodily injury and property claims for risks with respect to losses for third-party liability and property damage, but maintains a significant self-insured retention for these exposures. The Company is a defendant and plaintiff in various lawsuits resulting from its operations. In the opinion of management, adequate provision has been made in the financial statements for the estimated liability which may result from disposition of such matters.

The Company is subject to proceedings arising out of historic disposal of fuel and oil used in the railway business. It is the Company's policy to accrue environmental cleanup costs when it is probable that a liability has been incurred and an amount can be reasonably estimated. As assessments and cleanups proceed, these accruals are reviewed and adjusted.

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

On the second site, FECR was contacted by the USEPA during 1996 seeking reimbursement of costs associated with the remediation of a site in Hialeah, Florida, part of which includes an FECR right-of-way. An individual operated a business on this site for a number of years. The building slightly encroached upon FECR's right-of-way. Upon discovering the encroachment, FECR entered into a lease agreement with the business owner rather than require the building be removed. The individual has ceased doing business. The USEPA is seeking reimbursement from FECR on the grounds that FECR was an "owner" of the site. FECR had no involvement in the contamination, but has been named as a PRP solely as a result of its ownership of the encroached property. The ultimate cost, if any, is not expected to be material.

On the third site, active settlement negotiations are underway between the PRP group and USEPA. FECR expects its contributions to be minimal.

The Company has accrued its estimated share of the total estimated cleanup costs for these sites. Based upon management's evaluation of the other PRPs, the Company does not expect to incur additional amounts, even though the Company may have joint and several liability.

FECR is investigating sites where contaminants from historic railroad operations may have migrated off-site through the movement of groundwater or contaminated soil. FECR, if required as a result of the investigation, will develop an appropriate plan of remediation, with possible alternatives including natural attenuation and groundwater pumping and treatment. Historic railroad operations at the Company's main rail facilities have resulted in soil and groundwater impacts. In consultation with the Florida Department of Environmental Protection
(FDEP), the Company operates and maintains groundwater treatment systems at its primary facilities.

During the installation of conduits on a site recently acquired by the Company's telecommunications subsidiary, EPIK Communications Incorporated (EPIK), EPIK discovered a number of underground storage tanks from a prior land use. It has removed all the tanks. Field investigation indicates some contamination of soil and groundwater. EPIK is vigorously pursuing relief against PRPs, including a large petroleum and gasoline service company. Based on the information currently available, the Company does not believe the costs of remediation, even if borne by the Company, will be material.

It is difficult to quantify future environmental costs as many issues relate to actions by third parties or changes in environmental regulations. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity or results of operations of the Company.

Flagler Development Company (Flagler) (formerly Gran Central Corporation), a wholly-owned subsidiary of the Company, entered into an agreement with the State of Florida Department of Transportation to furnish all land necessary for the construction of the NW 106th Street Interchange on the Homestead Extension of the Florida Turnpike, and to subsidize any annual operating deficit of the Department for 15 years related to the interchange which is not covered by toll revenues. The maximum assessment amount over the 15 years would be approximately $9.3 million with no annual assessment to exceed $1.1 million. No assessment or related accruals to this agreement have been necessary to date.

Note 4.  Comprehensive Income

Comprehensive income for the three months ended June 30, 2000, and 1999, was $7.2 and $2.9 million, respectively. Comprehensive income for the six months ended June 30, 2000, and 1999, was $17.6 and $19.1 million, respectively. These amounts differ from net income due to changes in the net unrealized holding gains/losses generated from available-for-sale securities.

Note 5.  Earnings Per Share

The weighted-average number of shares of common stock was used in the calculations for earnings per share. The diluted weighted-average number of shares includes the net shares that would be issued upon the exercise of stock options and restricted shares (using the treasury stock method).

Note 6.  Dividends

On May 16, 2000, the Company declared a dividend of $.025 (2 1/2 cents) per share on its outstanding common stock, payable June 14, 2000, to shareholders of record June 3, 2000.

Note 7.  Other Income

                                THREE        THREE         SIX         SIX
                               MONTHS       MONTHS      MONTHS      MONTHS
(dollars in thousands)        6/30/00      6/30/99     6/30/00     6/30/99
                              -------      -------     -------     -------

Dividend Income                   135            8       2,567          12
Interest Income                   709        1,026       2,034       2,336
Interest Expense                 (146)         (51)       (284)       (140)
Gain (Loss) on Investments         --          584        (164)        949
Other (net)                      (200)        (293)        350          73
                              -------      -------     -------     -------
                                  498        1,274       4,503       3,230
                              =======      =======     =======     =======

Other (net) for the three months ended June 30, 2000, included a $0.8 million settlement of prior years' state taxes (non-income related).

Note 8.  Credit Revolver

The Company has a $200 million revolving agreement with a syndicate of financial institutions. The Company's revolving credit agreement contains various covenants which, among other things, requires the maintenance of certain financial ratios related to fixed charge coverage and maximum leverage, establishes minimum levels of net worth, establishes limitations on indebtedness, certain types of payments, including dividends, liens and investments, and limits the use of proceeds of asset sales. The above covenants provide specific exclusion of EPIK's financial results and also provide for exclusion of certain financing and investing activities at Flagler.
No amounts were outstanding on the credit revolver as of June 30, 2000.

Note 9.  Segment Information

Under the provisions of SFAS 131, the Company has four reportable operating segments. These are railway, realty, telecommunications and trucking segments.

The railway segment provides rail freight transportation along the East Coast of Florida between Jacksonville and Miami. The realty segment is engaged in the development, leasing, management, operation and selected sale of its commercial and industrial property. EPIK, based in Orlando, Florida, is a provider of wholesale telecommunications private line services (bandwidth) and dark fiber. The trucking segment provides truckload transportation for a wide range of general commodities throughout the Midwest and southeastern United States.

The Company's railway segment generates revenues from leases to other telecommunications companies for the installation of fiber optic and other facilities on the railroad right-of-way, which are included in the telecommunications segment.

The Company evaluates the railway and trucking segments' performance based on operating profit or loss from operations before other income and income taxes. Operating profit is operating revenue less directly traceable costs and expenses. The Company evaluates the realty segment based on operating profit and EBITDA. The Company evaluates the telecommunications segment's performance, specifically EPIK's, based on EBITDA and more broadly (i.e., the segment inclusive of passive fiber leases) by operating profit or loss from operations before other income and income taxes. EPIK's operations are currently start-up in nature and as such, are expected to generate losses during this timeframe. EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization. EBITDA, as a measure of operating cash flow, is considered a key financial performance indicator.

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

INFORMATION BY INDUSTRY SEGMENT:
(dollars in thousands)

                                     THREE       THREE         SIX          SIX
                                    MONTHS      MONTHS      MONTHS       MONTHS
                                   6/30/00     6/30/99     6/30/00      6/30/99
                                   -------     -------     -------      -------

OPERATING REVENUES
------------------
Railway (a)                         41,794     42,088       83,610      81,827
Trucking                             7,935      7,418       15,488      14,557
Realty:
  Flagler Realty Rental (b)         13,567     11,412       25,940      24,091
  Flagler Realty Sales                 112         --        1,460      50,405
  Other Rental                         780        757        1,500       1,433
  Other Sales                          415         --          422          --
                                   --------------------------------------------
Total Realty                        14,874     12,169       29,322      75,929
Telecommunications:
  EPIK Communications                  383         --          629          --
  Fiber Leases                       1,579      1,182        3,850       2,206
                                   --------------------------------------------
Total Telecommunications             1,962      1,182        4,479       2,206
                                   --------------------------------------------
Total Revenues (segment)            66,565     62,857      132,899     174,519
  Intersegment Revenues             (1,266)    (1,142)      (2,441)     (2,439)
                                   --------------------------------------------
Total Revenues (consolidated)       65,299     61,715      130,458     172,080

OPERATING EXPENSES
------------------
Railway (c)                         31,618     38,367       62,920      69,030
Trucking (d)                         8,184      7,196       15,812      14,433
Realty:
  Flagler Realty Rental             11,293      8,746       22,190      17,550
  Flagler Realty Sales                  68         11          483      39,090
  Other Rental                         109        100          219         199
  Other Sales                           --         --           --          --
                                   --------------------------------------------
Total Realty                        11,470      8,857       22,892      56,839
Telecommunications:
  EPIK Communications                3,190        589        5,223         589
  Fiber Leases                          74         63          142         125
                                   --------------------------------------------
Total Telecommunications             3,264        652        5,365         714
Corporate General &
  Administrative (e)                 1,227      3,663        2,865       4,542
                                   --------------------------------------------
Total Expenses (segment)            55,763     58,735      109,854     145,558
  Intersegment Expenses             (1,266)    (1,142)      (2,441)     (2,439)
                                   --------------------------------------------
Total Expenses (consolidated)       54,497     57,593      107,413     143,119

                                     THREE       THREE         SIX          SIX
                                    MONTHS      MONTHS      MONTHS       MONTHS
                                   6/30/00     6/30/99     6/30/00      6/30/99
                                   -------     -------     -------      -------

OPERATING PROFIT (LOSS)
-----------------------
Railway                             10,176       3,721     20,690        12,797
Trucking                              (249)        222       (324)          124
Realty                               3,404       3,312      6,430        19,090
Telecommunications                  (1,302)        530       (886)        1,492
Corporate General &
  Administrative                    (1,227)     (3,663)    (2,865)       (4,542)
                                    --------------------------------------------
Segment & Consolidated
  Operating Profit                  10,802       4,122     23,045        28,961

Other Income (net)                     498       1,274      4,503         3,230
                                    --------------------------------------------
Income before Taxes                 11,300       5,396     27,548        32,191
Provision for income taxes          (4,267)     (1,837)    (9,673)      (11,875)
                                    --------------------------------------------

Net Income                           7,033       3,559     17,875        20,316
                                    ============================================

EBITDA
------
EBITDA from Flagler
  operating properties rents         9,040       7,570     17,097        16,382
EBITDA (loss) from Flagler
  land rents/holding costs            (738)       (514)    (1,467)       (1,190)
Equity pickups on partnership
  rents                                 74          --         13            --
less: unallocated corporate
  overhead                          (1,310)       (932)    (2,822)       (2,035)
                                    ------       -----     ------       -------
EBITDA from Flagler rental
  properties, net of overheads       7,066       6,124     12,821        13,157
EBITDA (loss) from Flagler
  real estate sales, net of
  overheads                             44         (11)       977        11,315
                                    ------       -----     ------       -------

Total EBITDA - Flagler               7,110       6,113     13,798        24,472
                                    ------       -----     ------       -------

EBITDA from other rental               681         665      1,302         1,251
EBITDA from other real estate
  sales                                415          --        422            --
                                    ------       -----     ------       -------
Total EBITDA - real estate
  segment                            8,206       6,778     15,522        25,723
                                    ======       =====     ======       =======

(a) Included intersegment revenues of $1,231 and $1,071 for the three months ended June 30, 2000, and 1999, and $2,372 and $2,228 for the six months ended June 30, 2000, and 1999, respectively.

(b) Included intersegment revenues of $35 and $71 for the three months ended June 30, 2000, and 1999, and $69 and $211 for the six months ended June 30, 2000, and 1999, respectively.

(c) Included intersegment expenses of $7 and $52 for the three months ended June 30, 2000, and 1999, and $22 and $64 for the six months ended June 30, 2000, and 1999, respectively.

(d) Included intersegment expenses of $1,231 and $1,071 for the three months ended June 30, 2000, and 1999, and $2,372 and $2,228 for the six months ended June 30, 2000, and 1999, respectively.

(e) Included intersegment expenses of $28 and $19 for the three months ended June 30, 2000, and 1999, and $47 and $147 for the six months ended June 30, 2000, and 1999, respectively.

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

Results of Operations

     Consolidated Results
Second Quarter and Six Months

The Company reported net income for the second quarter ended June 30, 2000, of $7.0 million ($0.19 per share), compared to net income of $3.6 million ($0.10 per share) for the same period in 1999. Exclusive of 1999 special charges
($5.1 million), net income fell $1.7 million. These quarterly results include a $2.4 million (20.6 percent) increase in FECI's operating profit offset by $3.2 million in "start-up" costs associated with investments in the Company's subsidiaries, EPIK Communications Incorporated, Flagler Development Company and International Transit, Inc., ($2.6 million, $0.4 million and $0.2 million, respectively), that will be catalysts for unlocking future value. Net income for the six-month period ended June 30, 2000, was $17.9 million ($0.49 per share), compared to $20.3 million ($0.56 per share) for the same period last year. Prior year results included the opportunistic sale of two industrial parks in Miami with an impact to net income of $6.5 million ($0.18 per share), and the previously mentioned special charges with an impact to net income of $5.1 million ($0.14 per share).

     Railway
Second Quarter

Second quarter 2000 revenues from rail operations decreased a modest 0.7 percent to $41.8 million from $42.1 million in 1999. Overall revenue was influenced by decreased intermodal traffic (5.2 percent) offset by unit volume growth in aggregates (2.4 percent to 29.0 thousand units), autos/auto parts (3.4 percent to 6.1 thousand units), general merchandise rail carloadings (4.0 percent to
10.4 thousand units), and rents from customer use of equipment (25.0 percent). Non-intermodal growth continues to outpace prior year's quarterly results as the U.S. and Florida economies remain strong. Intermodal revenues, while down over prior year, showed improvement with the smallest quarterly decline (3.7 thousand units or 5.5 percent) in eight quarters.

                                     TRAFFIC
                        Three Months ended June 30, 2000
                        (dollars and units in thousands)

Commodity                  Units  Percentage(%)  Amt. of Revenue  Percentage(%)
---------                  -----  -------------  ---------------  -------------
Intermodal
  TOFC/COFC                 66.5       59.3         15,380            38.3
Rail Carloads
  Crushed stone             29.1       26.0         12,789            31.9
  Construction materials     1.7        1.5          1,068             2.7
  Vehicles                   6.1        5.4          4,734            11.8
  Foodstuffs                 2.0        1.8          1,565             3.9
  Chemicals                  1.1        1.0          1,187             3.0
  Paper                      2.3        2.1          2,081             5.2
  Other                      3.3        2.9          1,313             3.2
                           -----      -----         ------           -----
          Total            112.1      100.0         40,117           100.0
                           =====      =====         ======           =====

Excluding special charges of $5.5 million in the second quarter of 1999, operating expenses decreased $1.3 million (3.9 percent) to $31.6 million. Railway's operating ratio improved to 75.7 percent for the quarter, compared to
78.1 percent and 78.2 percent in the second quarter of 1999 and 1998, respectively, excluding special charges from 1999 results. The Railway continues to reduce expenses across the board as evidenced by reduced labor and benefits ($0.6 million), fleet maintenance ($0.5 million) and insurance costs ($0.2 million). These savings were accomplished despite higher fuel costs of $0.8 million.

Six Months

Six months' revenues from rail operations increased $1.8 million to $83.6 million from $81.8 million in 1999. A strong Florida economy has resulted in unit volume growth increases in aggregate (4.8 percent), auto/auto parts (7.3 percent), general merchandise rail carloadings (2.0 percent), and rents from customers' use of equipment (43.0 percent). Intermodal volumes have experienced a 6.3 percent year-to-date decrease.

Even with a 64 percent year-to-year increase in the cost of fuel, some $2.5 million for the six months, the Railway's operating expenses decreased by $0.6 million or 1.0 percent for the first six months over 1999 (excluding special charges). The Railway's operating ratio improved to 75.3 percent, compared to
77.7 percent in 1999 (excluding special charges) and 79.5 percent in 1998. Decreased expenses in labor and benefits ($1.3 million), fleet maintenance ($0.5 million), insurance ($0.4 million), car hire ($0.3 million) and pension expense ($0.3 million) were offset by the increased cost of fuel.

     Realty
Second Quarter

Realty rental and sales revenues from both Flagler and railroad realty operations were $14.9 million for the second quarter 2000, compared to $12.2 for the same period last year. Increases over prior year were primarily related to Flagler's rental operations. Rental revenues generated by

Flagler increased 19 percent from $11.4 million for second quarter 1999 to $13.6 million for second quarter 2000.

At the end of the second quarter, Flagler held 51 finished buildings with 5.3 million square feet with a 91 percent occupancy rate. "Same store" properties, including 46 buildings with 4.7 million square feet, (all in service prior to January 1, 1999), were 92 percent occupied at June 30, 2000, compared to 89 percent at June 30, 1999. "Same store" rental revenues increased $0.4 million during the second quarter 2000 to $10.9 million. Increases were principally due to occupancy improvements. Four 100 percent operating properties, with 511,000 square feet, were placed in service during second and third quarters of 1999 and were 82 percent occupied at June 30, 2000. One 101,000-square foot build-to-suit property was placed in service during May 2000. These new properties generated $2.5 million in second quarter revenues. Since second quarter 1999, properties, including 260,000 square feet, were sold and contributed to a decrease in rental revenue of $0.6 million when comparing second quarter 2000 to 1999.

During second quarter 2000, Flagler commenced construction of two "Class A" office buildings (Jacksonville and Weston) with a total of 235,000 square feet. At the conclusion of the second quarter 2000, Flagler had nine buildings with a total of 1.2 million square feet in various stages of development (310,000 square feet in lease-up period; 333,000 square feet under construction; 586,000 square feet in predevelopment).

Second quarter realty rental and sales operating expenses (after depreciation and amortization) for both Flagler and railroad realty operations increased from $8.9 million in second quarter 1999 to $11.5 million in second quarter 2000. "Same store" expenses (before depreciation and amortization) increased by $0.4 million over 1999. Expenses related to new properties completed in 1999 and 2000 (before depreciation and amortization) were $0.6 million in second quarter 2000 up from $0.1 million in prior year. "Sold store" expenses (before depreciation and amortization) were $0.2 million in second quarter 1999, with no corresponding expenses for 2000. Asset management fees/corporate overhead and depreciation increased by $1.5 million. These costs are determined by the value of and/or additions to the portfolio, along with transition costs associated with Flagler's new management team.

Realty operations generated overall EBITDA of $8.2 million for second quarter 2000, compared to $6.8 million in 1999. Individually, Flagler generated EBITDA of $7.1 million for second quarter 2000, compared to second quarter 1999 EBITDA of $6.1 million. The increase in EBITDA is primarily attributable to improvements in rental operations due to continued strong leasing in existing space and the lease up of new space partially offset by increases in overhead costs.

Six Months

Realty rental and sales revenues from both Flagler and railroad realty operations were $29.3 million for the six-month period ended June 30, 2000, compared to $75.9 million for the same period 1999. Realty revenues included 1999 sales of real estate, including two business parks, of $50.4 million. During the first six months 2000, realty revenues included sales of undeveloped land that generated $1.9 million in revenues. Rental revenues increased from $25.5 million in 1999 to $27.4 million in 2000. Increases in rental revenue of $4.7 million related to "same store" ($0.9 million increase) and new property ($3.8 million increase) rental activity offset decreases of $2.8 million from prior year related to properties sold in first quarter 1999.

Year-to-date realty rental and sales operating expenses (after depreciation and amortization) for both Flagler and railroad realty operations decreased from $56.8 million in 1999 to $22.9 million in 2000. The decreases are principally related to the 1999 cost of sales ($39.1 million) on the previously mentioned business park dispositions. "Same store" expenses (before depreciation and amortization) increased by $0.8 million over 1999. Expenses (before depreciation and amortization) related to new properties completed in 1999 and 2000 were $1.2 million in 2000 up from $0.1 million in prior year. Expenses on properties sold (before depreciation and amortization) were $0.9 million in 1999, with $0.1 million in corresponding expenses for 2000. Asset management fees/corporate overhead and depreciation increased by $3.3 million from $8.4 million in 1999 to $11.7 million in 2000.

     Telecommunications
Second Quarter

During the second quarter, EPIK increased staffing for operations, customer implementation and sales support, and installed an additional 40,000 strand miles of Lucent Truewave RS fiber on its Florida Footprint(TM) network. Additionally, EPIK secured 33,790 square feet of collocation and transmission facilities for customer equipment, and began development of a 26,000-square foot collocation facility in Jacksonville, Florida. EPIK's ability to provision bandwidth (lit capacity) was aided by the completion of two Master Service Agreements (MSAs); one with a national telecommunications carrier enabling EPIK to offer services across approximately 17,000 route miles, and the second allowing EPIK to offer services to over 20 central offices and carrier hotels within a major metropolitan area. In addition, EPIK formed a coalition of 15 other carriers to lead the development of the new national class Internet Network Access Point, NAP of the Americas, proposed to be located in downtown Miami.

During the quarter, EPIK continued to sell long-term leases for dark fiber and collocation, and began to provision bandwidth (lit capacity). As of June 30, 2000, the sales backlog for these categories totaled $73.0 million.

Telecommunications revenues from passive fiber leases for the quarter increased by 33.6 percent from the same period a year ago, rising to $1.6 million.

Increased operating expenses at EPIK correlate directly to the execution of its business plan of providing valuable services to its customer base throughout the Florida Footprint(TM).

Six Months

During the first six months of the year, EPIK continued rapid development of its Florida Footprint(TM) carriers' carrier network. EPIK laid over 110,000 strand miles of Lucent Truewave RS fiber in its conduit system. Transactions completed during the past six months with other telecommunications carriers enabled EPIK to extend its dark fiber network by 6,770 route miles and to offer lit services across approximately 17,000 route miles. Other network developments include increasing the total number of points of presence (POPs) in Florida to twelve and the finalization of plans for the activation of OC-192 bandwidth services across the entire southeastern network consisting of the Florida Footprint(TM) and the Company's geographically diverse path to Atlanta currently under development.

Telecommunications revenues from passive fiber leases for the quarter increased by 74.5 percent from the same period a year ago, rising to $3.9 million, inclusive of a $0.8 million settlement of a dispute with a telecom company over amounts due for installation on FECR's property.

Increased operating expenses versus 1999 reflect the acceleration of EPIK's start-up, including the successful hiring of experienced telecom professionals to execute the business plan.

     Trucking
Second Quarter

During the second quarter, ITI increased operating revenues by 7.0 percent over prior year's quarter to $7.9 million. This increase reflects improved sales efforts resulting in additional customer accounts. Traffic interchanged with FECR improved by 15.0 percent in the quarter. Second quarter expenses include transition costs ($0.2 million) for the new management team, along with increased fuel costs ($0.2 million), resulting in operating losses for the quarter.

Six Months

During the first six months of the year, ITI increased operating revenues by 6.4 percent from the same period a year ago, rising to $15.5 million. Year-to-date expenses include transition costs ($0.2 million) for the new management team, along with increased fuel costs ($0.3 million), resulting in operating losses for the first six months.

     Corporate Expenses
Second Quarter & Six Months

Corporate expenses for second quarter 2000 and 1999 were $1.2 million and $3.7 million, and for the six months ended June 30, 2000, and 1999, were $2.9 million and $4.5 million, respectively. Corporate expenses for 1999 included special charges of approximately $2.0 million, which represented the separation of Company management employees, and the curtailment of benefits for the executive retirement plan.

     Other Income
Second Quarter

Other Income (excluding 1999 special charges of $0.8 million) decreased $1.5 million to $0.5 million compared to second quarter 1999. Interest income from invested funds has decreased as invested funds are used for the Company's capital programs, and Other (net) includes a $0.8 million settlement of prior years' state taxes (non-income related).

Six Months

Other Income (excluding 1999 special charges of $0.8 million) increased approximately $1.5 million to $4.5 million in the six months ended June 30, 2000. This is the result of divided income of $2.4 million from a TTX dividend offset by a $0.8 million settlement of prior years' state taxes (non-income related), and reduced gains on sales of investments of $1.1 million.

Financial Condition, Liquidity and Capital Resources

FECI's principal sources of liquidity include cash generated from operations, earnings on invested cash, and earnings on its investment portfolios. Also, the Company maintains a $200 million revolving credit agreement with a syndicate of financial institutions. Cash required for capital expenditures in the railway, telecommunications and realty segments, for payment of dividends, acquisitions, or potential repurchase of shares of the Company's common stock is or will be funded, in part, from these resources.

The Company's investment portfolio, including cash and investments, decreased approximately $33.9 million to $68.7 million at June 30, 2000, from $102.6 million on December 31, 1999. This decrease was primarily attributable to capital expenditures of $96.4 million. The largest property additions were related to EPIK's continued build-out of its network.

The Company's current ratio was 2.4 to 1.00 on December 31, 1999, and 1.5 to
1.00 on June 30, 2000. The current year ratio reflects the decrease in the Company's liquid assets as they are used to fund capital expenditures.

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


Item 4

Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 16, 2000. Of the 36,419,939 shares of common stock entitled to vote, 35,065,485 shares were present, in person or by proxy.

All Directors of the Company are elected annually, and the following were so elected at this Annual Meeting:

                                              Number of Votes Cast
                                              --------------------
             Director                      For                  Against
             --------                      ---                  -------
       Robert W. Anestis               35,028,091               37,394
       Jacob C. Belin                  35,022,580               42,905
       Richard S. Ellwood              35,026,351               39,134
       J. Nelson Fairbanks             35,025,076               40,409
       David M. Foster                 35,023,941               41,544
       Allen C. Harper                 35,026,691               38,794
       Adolfo Henriques                35,002,542               62,943
       Gilbert H. Lamphrere            35,023,558               41,927
       Peter S. Rummell                35,023,035               42,450
       Winfred L. Thornton             34,999,171               66,314

Proposal No. 2: Approval of the Amended Florida East Coast Industries, Inc.'s Stock Incentive Plan:

                              Number of Votes Cast
                              --------------------
       For                           Against                        Abstain
       ---                           -------                        -------
    33,616,195                      1,406,848                       42,442

Item 5

Other Information

Starting with the second quarter of 2000, Railway's traffic volumes and revenues are presented in the Management Discussion and Analysis. This historical supplemental information is provided for comparative purposes.

                                     TRAFFIC
                        Three Months ended March 31, 2000
                        (dollars and units in thousands)

Commodity                  Units  Percentage(%)  Amt. of Revenue  Percentage(%)
---------                  -----  -------------  ---------------  -------------
Intermodal
  TOFC/COFC                66.0        58.9           15,273           38.5
Rail Carloads
  Crushed stone            29.5        26.3           12,161           30.7
  Construction materials    1.4         1.2              834            2.1
  Vehicles                  6.5         5.8            4,975           12.5
  Foodstuffs                2.0         1.8            1,553            3.9
  Chemicals                 1.1         1.0            1,124            2.8
  Paper                     2.2         2.0            2,097            5.3
  Other                     3.4         3.0            1,660            4.2
                          -----       -----           ------          -----
          Total           112.1       100.0           39,677          100.0
                          =====       =====           ======          =====

                        Three Months ended March 31, 1999
                        (dollars and units in thousands)

Commodity                  Units  Percentage(%)  Amt. of Revenue  Percentage(%)
---------                  -----  -------------  ---------------  -------------
Intermodal
  TOFC/COFC                 71.2       62.1           16,062           42.0
Rail Carloads
  Crushed stone             27.4       23.9           10,737           28.1
  Construction materials     1.4        1.2              759            2.0
  Vehicles                   5.8        5.1            4,354           11.4
  Foodstuffs                 2.2        1.9            1,730            4.5
  Chemicals                  1.1        1.0            1,304            3.4
  Paper                      2.3        2.0            2,042            5.3
  Other                      3.2        2.8            1,255            3.3
                           -----      -----           ------          -----
          Total            114.6      100.0           38,243          100.0
                           =====      =====           ======          =====


                        Three Months ended June 30, 1999
                        (dollars and units in thousands)

Commodity                  Units  Percentage(%)  Amt. of Revenue  Percentage(%)
---------                  -----  -------------  ---------------  -------------
Intermodal
  TOFC/COFC                 70.2       61.3           16,252           39.9
Rail Carloads
  Crushed stone             28.4       24.8           12,353           30.4
  Construction materials     1.4        1.2              807            2.0
  Vehicles                   5.9        5.2            4,818           11.8
  Foodstuffs                 2.1        1.8            1,610            4.0
  Chemicals                  1.0        0.9            1,152            2.8
  Paper                      2.1        1.8            1,873            4.6
  Other                      3.4        3.0            1,837            4.5
                           -----      -----           ------          -----
         Total             114.5      100.0           40,702          100.0
                           =====      =====           ======          =====


                      Three Months ended September 30, 1999
                        (dollars and units in thousands)

Commodity                  Units  Percentage(%)  Amt. of Revenue  Percentage(%)
---------                  -----  -------------  ---------------  -------------
Intermodal
  TOFC/COFC                 71.3       62.4           16,130           40.9
Rail Carloads
  Crushed stone             27.9       24.4           12,049           30.6
  Construction materials     1.3        1.2              812            2.0
  Vehicles                   5.6        4.9            4,446           11.3
  Foodstuffs                 1.9        1.7            1,488            3.8
  Chemicals                  1.0        0.9            1,191            3.0
  Paper                      2.2        1.9            2,016            5.1
  Other                      3.0        2.6            1,298            3.3
                           -----      -----           ------          -----
         Total             114.2      100.0           39,430          100.0
                           =====      =====           ======          =====

                      Three Months ended December 31, 1999
                        (dollars and units in thousands)

Commodity                  Units  Percentage(%)  Amt. of Revenue  Percentage(%)
---------                  -----  -------------  ---------------  -------------
Intermodal
  TOFC/COFC                 74.6      63.4            16,859           42.0
Rail Carloads
  Crushed stone             26.6      22.6            11,215           28.0
  Construction materials     1.3       1.1               817            2.0
  Vehicles                   7.0       6.0             5,359           13.4
  Foodstuffs                 2.0       1.7             1,548            3.9
  Chemicals                  1.0       0.8             1,105            2.8
  Paper                      2.1       1.8             1,905            4.7
  Other                      3.1       2.6             1,299            3.2
                           -----     -----            ------          -----
        Total              117.7     100.0            40,107          100.0
                           =====     =====            ======          =====


                        Three Months ended March 31, 1998
                        (dollars and units in thousands)

Commodity                  Units  Percentage(%)  Amt. of Revenue  Percentage(%)
---------                  -----  -------------  ---------------  -------------
Intermodal
  TOFC/COFC                 82.9       68.6           17,352           45.6
Rail Carloads
  Crushed stone             23.6       19.5            9,055           23.8
  Construction materials     1.5        1.2              886            2.3
  Vehicles                   5.4        4.5            4,532           12.0
  Foodstuffs                 2.7        2.2            1,927            5.0
  Chemicals                  0.7        0.6              812            2.1
  Paper                      1.9        1.6            1,836            4.8
  Other                      2.2        1.8            1,686            4.4
                           -----      -----           ------          -----
         Total             120.9      100.0           38,086          100.0
                           =====      =====           ======          =====


                        Three Months ended June 30, 1998
                        (dollars and units in thousands)

Commodity                  Units  Percentage(%)  Amt. of Revenue  Percentage(%)
---------                  -----  -------------  ---------------  -------------
Intermodal
  TOFC/COFC                 81.7       66.6           17,289           43.9
Rail Carloads
  Crushed stone             26.9       21.9           11,173           28.4
  Construction materials     1.4        1.2              833            2.1
  Vehicles                   5.4        4.4            4,207           10.7
  Foodstuffs                 2.1        1.7            1,595            4.0
  Chemicals                  0.6        0.5              766            2.0
  Paper                      1.8        1.5            1,707            4.3
  Other                      2.7        2.2            1,793            4.6
                           -----      -----           ------          -----
        Total              122.6      100.0           39,363          100.0
                           =====      =====           ======          =====

                      Three Months ended September 30, 1998
                        (dollars and units in thousands)

Commodity                  Units  Percentage(%)  Amt. of Revenue  Percentage(%)
---------                  -----  -------------  ---------------  -------------
Intermodal
  TOFC/COFC                 78.6       66.4           16,976           44.6
Rail Carloads
  Crushed stone             26.5       22.4           10,874           28.6
  Construction materials     1.4        1.2              809            2.1
  Vehicles                   5.2        4.4            3,996           10.5
  Foodstuffs                 2.0        1.7            1,502            3.9
  Chemicals                  0.6        0.5              711            1.9
  Paper                      1.8        1.5            1,663            4.4
  Other                      2.3        1.9            1,556            4.0
                           -----      -----           ------          -----
        Total              118.4      100.0           38,087          100.0
                           =====      =====           ======          =====


                      Three Months ended December 31, 1998
                        (dollars and units in thousands)

Commodity                  Units  Percentage(%)  Amt. of Revenue  Percentage(%)
---------                  -----  -------------  ---------------  -------------
Intermodal
  TOFC/COFC                 83.4       66.5            18,094           44.3
Rail Carloads
  Crushed stone             26.2       20.9            10,585           25.9
  Construction materials     1.5        1.1               877            2.1
  Vehicles                   6.5        5.2             5,228           12.8
  Foodstuffs                 2.0        1.6             1,541            3.8
  Chemicals                  0.6        0.5               714            1.8
  Paper                      2.1        1.7             1,900            4.7
  Other                      3.1        2.5             1,886            4.6
                           -----      -----            ------          -----
         Total             125.4      100.0            40,825          100.0
                           =====      =====            ======          =====



                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FLORIDA EAST COAST INDUSTRIES, INC.
                             ----------------------------------------------
                                       (Registrant)

                             /s/ Mark A. Leininger
Date:  8/10/00               ----------------------------------------------
                             Mark A. Leininger, Vice President & Controller