Form 10-Q
period 2000-09-30
FLORIDA EAST COAST INDUSTRIES INC
filed 2000-11-14
CIK 740796

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended SEPTEMBER 30, 2000
                                           ------------------

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

                                 Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              CLASS                           OUTSTANDING AT SEPTEMBER 30, 2000
              -----                           ---------------------------------
Common Stock-no par value                         36,449,394 shares
Collateral Trust 5% Bonds                         $11,724,050

                       FLORIDA EAST COAST INDUSTRIES, INC.

                                     PART I


                              FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

                                      INDEX                                  PAGE NUMBERS
                                                                             ------------

              Consolidated Condensed Balance Sheets -
                  September 30, 2000 and December 31, 1999                           2

              Consolidated Condensed Statements of Income -
                  Three Months and Nine Months Ending
                  September 30, 2000 and 1999                                        3

              Consolidated Statements of Cash Flows -
                  Nine Months Ending September 30, 2000 and 1999                     4

              Notes to Consolidated Condensed Financial Statements                   5-10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Comparison of Third Quarter 2000 versus Third Quarter 1999
              and Nine Months 2000 versus Nine Months 1999                          11-15

              Changes in Financial Condition, Liquidity and Capital Resources       16


                                     PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                          16


ITEM 5.  OTHER INFORMATION                                                          17-20

                       FLORIDA EAST COAST INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (dollars in thousands)

                                                                                   SEPTEMBER 30     DECEMBER 31
                                                                                       2000             1999
                                                                                     --------         --------
                                                                                    (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                             4,252           15,715
  Short-term investments                                                               20,874           46,433
  Accounts receivable (net)                                                            30,184           25,130
  Materials and supplies                                                                4,100            5,565
  Other current assets                                                                  6,123            6,408
                                                                                     --------         --------
     Total current assets                                                              65,533           99,251

OTHER INVESTMENTS                                                                         788           40,404

PROPERTIES, LESS ACCUMULATED DEPRECIATION AND AMORTIZATION                            853,532          742,176

OTHER ASSETS AND DEFERRED CHARGES                                                      33,100           29,047
                                                                                     --------         --------
TOTAL ASSETS                                                                          952,953          910,878
                                                                                     ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                     41,276           31,880
  Income taxes                                                                          1,556            2,409
  Accrued casualty and other liabilities                                                2,649            2,533
  Other accrued liabilities                                                            14,925            4,547
                                                                                     --------         --------
     Total current liabilities                                                         60,406           41,369

DEFERRED INCOME TAXES                                                                 132,956          133,444

ACCRUED CASUALTY AND OTHER LONG-TERM LIABILITIES                                       16,232           11,624

SHAREHOLDERS' EQUITY:
  Common stock, no par value; 50,000,000 shares authorized; 37,248,478 shares issued and 36,449,394 shares outstanding at September 30, 2000, and
   37,194,244 shares issued and 36,395,160 shares outstanding at December 31, 1999     65,598           64,049
  Retained earnings                                                                   688,510          671,269
  Accumulated other comprehensive income-unrealized gain on
   securities (net)                                                                        --              317
  Restricted stock deferred compensation                                               (1,394)          (1,839)
  Treasury stock at cost (799,084 shares)                                              (9,355)          (9,355)
                                                                                     --------         --------
     Total shareholders' equity                                                       743,359          724,441
                                                                                     --------         --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            952,953          910,878
                                                                                     ========         ========

                            (See accompanying notes)

                       FLORIDA EAST COAST INDUSTRIES, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
           (dollars in thousands, except per share and share amounts)
                                   (unaudited)

                                                     THREE MONTHS                             NINE MONTHS
                                                    ENDED SEPT. 30                          ENDED SEPT. 30
                                           -------------------------------         -------------------------------
                                               2000                1999               2000                1999
                                           -----------         -----------         -----------         -----------

Operating revenues                              70,145              61,619             200,603             233,709
Operating expenses                            *(65,564)            (48,526)          *(172,977)         **(191,645)
                                           -----------         -----------         -----------         -----------
Operating profit                                 4,581              13,093              27,626              42,064

Other income                                     1,242               1,482               5,745             **4,702
                                           -----------         -----------         -----------         -----------

Income before income taxes                       5,823              14,575              33,371              46,766
Provision for income taxes                      (3,724)             (5,988)            (13,397)            (17,863)
                                           -----------         -----------         -----------         -----------

Net income                                       2,099               8,587              19,974              28,903
                                           ===========         ===========         ===========         ===========


Earnings per share-basic                   $      0.06         $      0.24         $      0.55         $      0.81
Earnings per share-diluted                 $      0.06         $      0.23         $      0.54         $      0.79


Average shares outstanding, basic           36,370,861          36,316,360          36,358,747          35,497,276

Average shares outstanding, diluted         36,716,896          36,586,464          36,740,493          36,472,900


*Included in the three months and nine months ended September 30, 2000, are restructuring and other costs of $5,282. (Note 2)

**Included in operating expenses and other income for the nine months ended September 30, 1999, are special charges of $7,487 and $762, respectively.

(Prior year results have been reclassified to conform to current year's presentation.)

                            (See accompanying notes)

                       FLORIDA EAST COAST INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                    NINE MONTHS ENDED SEPT. 30
                                                                    --------------------------
                                                                      2000             1999
                                                                    --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          19,974           28,903
  Adjustments to reconcile net income to cash
       generated by operating activities:
    Depreciation and amortization                                     24,188           22,637
    Loss (gain) on sales and other disposition of properties          (6,598)         (10,582)
    Sale (purchase) of trading investments (net)                      24,771          (12,033)
    Realized (gain) loss on investments                                 (439)          (1,023)
    Deferred taxes                                                      (367)           5,810
    Stock compensation plans                                             446            1,116

  Changes in operating assets and liabilities:
     Accounts receivable                                              (5,054)           4,257
     Other current assets                                              1,750            1,703
     Other assets and deferred charges                                (2,023)           2,893
     Accounts payable                                                  9,396           (5,263)
     Income taxes payable                                               (853)          (4,407)
     Other current liabilities                                        10,378            9,445
     Reserves and other long-term liabilities                          4,724             (578)
                                                                    --------         --------
Net cash generated by operating activities                            80,293           42,878

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of properties                                           (144,476)         (67,769)
  Purchases of investments:
       Available-for-sale                                                 --          (36,857)
  Maturities and redemption of investments:
       Available-for-sale                                             40,404           63,121
  Proceeds from disposition of assets                                 13,500           48,845
                                                                    --------         --------
Net cash used in investing activities                                (90,572)           7,340
                                                                    --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of options                                    1,549               --
  Payment of dividends                                                (2,733)          (2,729)
                                                                    --------         --------
Net cash used in financing activities                                 (1,184)          (2,729)

NET INCREASE/DECREASE IN CASH AND CASH EQUIVALENTS                   (11,463)          47,489
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        15,715           14,450
                                                                    --------         --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                               4,252           61,939
                                                                    ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes                                          13,818           16,149
                                                                    ========         ========
  Cash paid for interest                                                 770              261
                                                                    ========         ========
  Property contributed to partnerships                                 5,495            7,762
                                                                    ========         ========

                            (See accompanying notes)

                       FLORIDA EAST COAST INDUSTRIES, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  General

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements reflect all accruals and adjustments considered necessary to present fairly the financial position as of September 30, 2000, and the results of operations and cash flows for the nine-month periods ended September 30, 2000, and September 30, 1999. Results for interim periods may not necessarily be indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

On October 9, 2000, the St. Joe Company (St. Joe) and Florida East Coast Industries, Inc. (the Company or FECI) completed the recapitalization of FECI, and St. Joe implemented the pro-rata spin-off to St. Joe shareholders of St. Joe's approximate 54.0 percent interest in FECI. Under the terms of the recapitalization, which was approved along with certain corporate governance provisions at a special meeting of FECI shareholders on March 8, 2000, St. Joe received a new class of FECI common stock, Class B common stock (NYSE: FLA.b) for each share of FECI common stock it owned. St. Joe then distributed the Class B common stock to its shareholders, after which it no longer has an equity interest in FECI. Holders of Class B common stock have the right to elect, as a class, at least 80.0 percent of the FECI Board of Directors.

All shares of FECI common stock, other than Class B common stock, have been redesignated as FECI Class A common stock. The Class A common stock will continue trading on the NYSE under the symbol FLA. Except with respect to voting rights for the election or removal of directors, the Class A and Class B common stocks are identical.

NOTE 2.  Restructuring and Special Charges

In the third quarter of 2000, the Company's trucking subsidiary, International Transit, Inc. (ITI), incurred restructuring charges and other costs, including expenses associated with relocation of ITI's headquarters from Cincinnati, Ohio, to Jacksonville, Florida, as well as force reductions and severance payments, and the addition of new facilities and staff at the new headquarters. The costs and charges also include the restructuring of the existing terminal network, the opening of an additional terminal in Charlotte, North Carolina, and a charge for the impairment of goodwill associated with the original acquisition of ITI. The total amount of the pre-tax charges is $5.3 million.

Included in the charges is $3.1 million for the impairment of goodwill, $0.3 million for buyout of lease commitments on headquarters' and operational buildings abandoned in the reorganization, and employee severance costs of $0.1 million. The $3.1 million of goodwill is non-deductible for federal income tax purposes. Other costs include additional equipment lease cost of $0.9 million, recruiting, relocation and other costs of assembling the new management team of $0.4 million, costs of $0.1 million to consolidate information technology operations and systems to FECI's service provider, along with other miscellaneous costs of $0.4 million.

The Company periodically evaluates intangibles for impairment of value. During the third quarter, the Company determined the underlying intangible assets (i.e., enterprise goodwill for existing operational platform, autonomous region structure, management team expertise, access to Macon, Georgia intermodal facilities) originally acquired with the purchase of ITI should be written down to their net realizable value. Using discounted cash flows for the enterprise as a whole and assumptions for future revenue and costs, $3.1 million was considered impaired and included as a part of the previously mentioned restructuring costs. All remaining restructuring and other costs were determined by amounts incurred, contractual liabilities or in the case of employee severance benefits communicated to affected personnel. The restructuring and payments for the costs accrued are expected to be substantially completed by year-end.

In the second quarter 1999, the Company incurred special charges of approximately $8.2 million related to a work force reduction, including curtailment of a supplemental executive retirement plan first adopted in late 1998, and inventory reductions arising from a modification to the Company's inventory management practices.

NOTE 3.  Accrued Casualty and Other Long-Term Liabilities

The Company maintains comprehensive liability insurance for bodily injury and property claims for risks with respect to losses for third party liability and property damage, but maintains a significant self-insured retention for these exposures. The Company is a defendant and plaintiff in various lawsuits resulting from its operations. In the opinion of management, adequate provision has been made in the financial statements for the estimated liability, which may result from disposition of such matters.

The Company is subject to proceedings arising out of historic disposal of fuel and oil used in the railway business. It is the Company's policy to accrue environmental cleanup costs when it is probable that a liability has been incurred and an amount can be reasonably estimated. As assessments and cleanups proceed, these accruals are reviewed and adjusted.

Florida East Coast Railway (FECR), the Company's rail subsidiary, is presently involved in proceedings initiated by the United States Environmental Protection Agency (USEPA) for the remediation of three sites in which USEPA has named FECR a potentially responsible party (PRP). On the first site, the USEPA has alleged that FECR caused certain materials, including waste oil, to be disposed of at the site over a period of years. The USEPA has offered all named PRPs an opportunity to participate in its new pilot allocation program. This program is similar to binding arbitration. Since FECR is participating in this program, its share of the liability for the remediation will be fixed. Based on the allocator's decisions to date, FECR believes that its liability for the remediation of the site will not be material.

On the second site, FECR was contacted by the USEPA during 1996 seeking reimbursement of costs associated with the remediation of a site in Hialeah, Florida, part of which includes an FECR right-of-way. An individual operated a business on this site for a number of years. A concrete pad attached to the building slightly encroached upon FECR's right-of-way. Upon discovering the encroachment, FECR entered into a lease agreement with the business owner rather than require the pad be removed. The individual has ceased doing business. The USEPA is seeking reimbursement from FECR on the grounds that FECR was an "owner" of the site. FECR had no involvement in the contamination, but has been named as a PRP solely as a result of its ownership of the encroached property.
The ultimate cost, if any, is not expected to be material.

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

NOTE 4.  Comprehensive Income

Comprehensive income for the three months ended September 30, 2000, and 1999 was $2.1 and $8.4 million, respectively. Comprehensive income for the nine months ended September 30, 2000, and 1999 was $19.7 and $27.6 million, respectively. These amounts differ from net income due to changes in the net unrealized holding gains/losses generated from available-for-sale securities.

NOTE 5.  Earnings Per Share

The weighted-average number of shares of common stock was used in the calculations for earnings per share. The diluted weighted-average number of shares includes the net shares that would be issued upon the exercise of stock options and unvested restricted shares (using the treasury stock method).

NOTE 6.  Dividends

On August 31, 2000, the Company declared a dividend of $.025 (2 1/2 cents) per share on its outstanding common stock, payable September 28, 2000, to shareholders of record September 14, 2000.

NOTE 7.  Other Income

                                   THREE          THREE           NINE           NINE
                                  MONTHS         MONTHS         MONTHS         MONTHS
                                   ENDED          ENDED          ENDED          ENDED
(dollars in thousands)           9/30/00        9/30/99        9/30/00        9/30/99
----------------------           -------        -------        -------        -------

Dividend Income                       14            405          2,581            417
Interest Income                    1,232            552          3,266          2,888
Interest Expense                    (486)          (121)          (770)          (261)
Gain (Loss) on Investments          (137)            74           (301)         1,023
Other (net)                          619            572            969            635
                                  ------         ------         ------         ------
                                   1,242          1,482          5,745          4,702
                                  ======         ======         ======         ======

NOTE 8.  Credit Revolver

The Company has a $200 million revolving credit agreement with a syndicate of financial institutions. The Company's revolving credit agreement contains various covenants which, among other things, require the maintenance of certain financial ratios related to fixed charge coverage and maximum leverage, establish minimum levels of net worth, establish limitations on indebtedness, certain types of payments, including dividends, liens and investments, and limit the use of proceeds of asset sales. The above covenants provide specific exclusion of EPIK's financial results and also provide for exclusion of certain financing and investing activities at Flagler. No amounts were outstanding on the credit revolver as of September 30, 2000.

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

The Company evaluates the railway and trucking segments' performance based on operating profit or loss from operations before other income and income taxes. Operating profit is operating revenue less directly traceable costs and expenses. The Company evaluates the realty segment based on EBITDA and operating profit. The Company evaluates the telecommunications segment's performance, specifically EPIK's, based on EBITDA and more broadly (i.e., the segment inclusive of passive fiber leases) by operating profit or loss from operations before other income and income taxes. EPIK's operations are currently start-up in nature and as such, are expected to generate losses during this time frame. EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization. EBITDA, as a measure of operating cash flow, is considered a key financial performance indicator.

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

INFORMATION BY INDUSTRY SEGMENT:

                                                THREE            THREE             NINE             NINE
                                               MONTHS           MONTHS           MONTHS           MONTHS
                                                ENDED            ENDED            ENDED            ENDED
(dollars in thousands)                        9/30/00          9/30/99          9/30/00          9/30/99
----------------------                        -------          -------          -------          -------
OPERATING REVENUES
Railway (a)                                    39,963           40,974          123,573          122,802
Trucking                                        7,958            7,248           23,446           21,805
Realty:
  Flagler Realty Rental (b)                    14,099           12,104           40,039           36,195
  Flagler Realty Sales                          5,247               87            6,707           50,492
  Other Rental                                    935              779            2,435            2,212
  Other Sales                                   1,342               93            1,764              103
                                  ----------------------------------------------------------------------
Total Realty                                   21,623           13,063           50,945           89,002
Telecommunications:
  EPIK Communications                             381               --            1,010               --
  Fiber Leases                                  1,567            1,564            5,417            3,768
                                  ----------------------------------------------------------------------
Total Telecommunications                        1,948            1,564            6,427            3,768
Total Revenues (segment)                       71,492           62,849          204,391          237,377
  Intersegment Revenues                        (1,347)          (1,230)          (3,788)          (3,668)
                                  ----------------------------------------------------------------------
Total Revenues (consolidated)                  70,145           61,619          200,603          233,709

OPERATING EXPENSES
Railway (c)                                    29,447           29,868           92,367           98,698
Trucking (d) (f)                               14,612            7,270           30,424           21,703
Realty:
  Flagler Realty Rental                        11,130           10,594           33,320           28,145
  Flagler Realty Sales                          2,053               88            2,536           39,178
  Other Rental                                    109              101              328              300
                                  ----------------------------------------------------------------------
Total Realty                                   13,292           10,783           36,184           67,623
Telecommunications:
  EPIK Communications                           7,977              807           13,200            1,396
  Fiber Leases                                     15               64              157              189
                                  ----------------------------------------------------------------------
Total Telecommunications                        7,992              871           13,357            1,585
Corporate General &
Administrative(e)                               1,568              964            4,433            5,704
                                  ----------------------------------------------------------------------
Total Expenses (segment)                       66,911           49,756          176,765          195,313
  Intersegment Expenses                        (1,347)          (1,230)          (3,788)          (3,668)
                                  ----------------------------------------------------------------------
Total Expenses (consolidated)                  65,564           48,526          172,977          191,645

                                                         THREE             THREE              NINE              NINE
                                                        MONTHS            MONTHS            MONTHS            MONTHS
                                                         ENDED             ENDED             ENDED             ENDED
                                                       9/30/00           9/30/99           9/30/00           9/30/99
                                                       -------           -------           -------           -------
OPERATING PROFIT (LOSS)
Railway                                                 10,516            11,106            31,206            24,104
Trucking                                                (6,654)              (22)           (6,978)              102
Realty                                                   8,331             2,280            14,761            21,379
Telecommunications                                      (6,044)              693            (6,930)            2,183
Corporate General & Administrative                      (1,568)             (964)           (4,433)           (5,704)
                                      ------------------------------------------------------------------------------
Segment & Consolidated Operating Profit                  4,581            13,093            27,626            42,064

Other Income (net)                                       1,242             1,482             5,745             4,702
                                      ------------------------------------------------------------------------------
Income before Taxes                                      5,823            14,575            33,371            46,766
Provision for Income Taxes                              (3,724)           (5,988)          (13,397)          (17,863)
                                      ------------------------------------------------------------------------------

Net Income                                               2,099             8,587            19,974            28,903
                                      ==============================================================================

EBITDA
EBITDA from Flagler operating properties
rents                                                   10,049             7,643            27,146            23,718
EBITDA (loss) from Flagler land
rents/holding costs                                       (971)             (687)           (2,438)           (1,828)
Equity pickups on partnership rents                        122                --               135                --
less: unallocated corporate overhead                    (1,329)             (831)           (4,151)           (2,609)
                                      ------------------------------------------------------------------------------
EBITDA from Flagler rental properties,
net of overheads                                         7,871             6,125            20,692            19,281
EBITDA (loss) from Flagler real estate sales,
net of overheads                                         3,194                (1)            4,171            11,314
                                      ------------------------------------------------------------------------------

Total EBITDA - Flagler                                  11,065             6,124            24,863            30,595
                                      ------------------------------------------------------------------------------

EBITDA from other rental                                   836               688             2,138             1,939
EBITDA from other real estate sales                      1,342                93             1,764               103
                                      ------------------------------------------------------------------------------
Total EBITDA - real estate segment                      13,243             6,905            28,765            32,637
                                      ==============================================================================

(a) Includes intersegment revenues of $1,310 and $1,173 for the three months ended September 30, 2000 and 1999, and $3,682 and $3,401 for the nine months ended September 30, 2000 and 1999, respectively.

(b) Includes intersegment revenues of $37 and $57 for the three months ended September 30, 2000 and 1999, and $106 and $267 for the nine months ended September 30, 2000 and 1999, respectively.

(c) Includes intersegment expenses of $16 and $40 for the three months ended September 30, 2000 and 1999, and $38 and $104 for the nine months ended September 30, 2000 and 1999, respectively.

(d) Includes intersegment expenses of $1,310 and $1,173 for the three months ended September 30, 2000 and 1999, and $3,682 and $3,401 for the nine months ended September 30, 2000 and 1999, respectively.

(e) Includes intersegment expenses of $21 and $17 for the three months ended September 30, 2000 and 1999, and $68 and $163 for the nine months ended September 30, 2000 and 1999, respectively.

(f) Included in the three months and nine months ended September 30, 2000 are restructuring and other costs of $5,282.

ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This "Management's Discussion and Analysis" contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning revenues, expenses, earnings, assessments of current industry and market conditions, technology and prospects for the future. The Company cautions that such statements are necessarily based on certain assumptions, which are subject to risks and uncertainties that could cause actual results to materially differ from those contained in these forward-looking statements, including, but not limited to the ability to complete systems and expand and enhance its telecommunications network within currently estimated time frames and budgets; the ability to compete effectively in a rapidly evolving and price competitive marketplace and to respond to customer demands and industry changes; the ability to achieve revenues from products and services in the telecommunications business that are in the early stages of development or operation; the ability to manage growth, changes in business strategy, changes in regulations and technological changes, and general economic conditions, particularly in the state of Florida. Further information on these risk factors is included in the Company's filings with the Securities and Exchange Commission, including the Company's Form 10-K.

RESULTS OF OPERATIONS

         CONSOLIDATED RESULTS
THIRD QUARTER AND NINE MONTHS

The Company reported net income for the third quarter ended September 30, 2000, of $2.1 million ($0.06 per share), which included restructuring and other costs ($4.4 million after-tax, $0.12 per share) associated with the revamping of its trucking subsidiary, International Transit, Inc. (ITI), and start-up operating losses ($4.6 million after-tax, $0.13 per share) during the quarter at EPIK Communications Incorporated (EPIK), FECI's telecommunications subsidiary. Third quarter net income for 1999 compared at $8.6 million ($0.24 per share). Third quarter operating profit included a $3.6 million (26.0 percent) increase fueled primarily from the Company's realty operations offset by restructuring and other costs ($5.3 million pre-tax) at ITI, and the start-up operating losses ($7.6 million and $0.8 million pre-tax, 2000, and 1999, respectively) at EPIK. Inclusive of these costs and losses, operating profit for the quarter was $4.6 million, compared with $13.1 million for the third quarter of 1999.

Net income for the nine-month period ended September 30, 2000, was $20.0 million ($0.55 per share), compared to $28.9 million ($0.81 per share) for the same period last year. Current year's costs include ITI's reorganization costs of $4.4 million (after-tax) and EPIK's start-up operating losses of $7.4 million (after-tax), while prior year's results included the opportunistic sale of two industrial parks in Miami with an impact to net income of $6.5 million, and special charges with an impact to net income of $5.1 million.

         RAILWAY
THIRD QUARTER

Revenues from rail operations decreased 2.5 percent to $40.0 million from $41.0 million in 1999. During the third quarter 2000, automotive traffic declined (8.9 percent to 5,075 units) on the Railway as previously strong demand for automobiles began to slow. This, along with continued declines in intermodal traffic (4.6 percent to 68,049 units), accounted for the bulk of the decrease. Efforts are underway to recover intermodal traffic adversely impacted by CSX's and Norfolk Southern's acquisition of Conrail and changes in ocean shipping patterns through the Railway's relationship with ITI and through concentrated intermodal sales efforts.

Exclusive of fuel price variance of $1.2 million, operating expenses at the Railway decreased $1.6 million (5.4 percent) in the quarter as management continues to improve the efficiency of the Railway's operations. Railway's operating ratio (fuel price neutral) decreased to 70.7 percent for the quarter, compared to 72.9 percent in the third quarter of 1999. Including the escalation of fuel price, the operating ratio stood at 73.7 percent. The Railway continues to reduce expenses as evidenced by reduced labor and benefits ($0.5 million), repairs to others ($0.5 million), car hire ($0.4 million), materials ($0.2 million) and decreased costs associated with derailments and storms ($0.5 million) offset by increased casualty and insurance reserves of $0.7 million.

NINE MONTHS

Nine months' revenues from rail operations were comparable, with an increase of $0.8 million to $123.6 million from $122.8 million in 1999. Overall, increases in aggregate carloads have offset decreases in intermodal traffic. Even with a
67.0 percent fuel price increase ($4.1 million), the Railway's operating expenses decreased by $0.9 million or 0.9 percent for the first nine months over 1999 (excluding special charges). The Railway's operating ratio improved to 74.7 percent, compared to 75.9 percent in 1999 (excluding special charges of $5.5 million). Decreased expenses in labor and benefits ($2.0 million), car hire ($0.5 million), materials and supplies ($0.7 million), purchased services, including load/unload ($0.9 million), and costs associated with derailments and storms ($0.4 million), were offset by the increased cost of fuel.

         TRUCKING
THIRD QUARTER

ITI's third quarter results directly reflect the restructuring of its operations and improvement of its alliance with the Railway to offer complete intermodal transportation solutions to freight shippers moving goods to and from Florida.

Third quarter 2000 revenues from trucking operations increased 9.8 percent to $8.0 million from $7.2 million in 1999. This increase reflects improved sales efforts resulting in additional customer accounts. Traffic interchanged with the Railway improved by 11.7 percent in the quarter.

Third quarter expenses of $14.6 million include a number of costs and restructuring charges, including expenses associated with relocation of ITI's headquarters from Cincinnati, Ohio, to Jacksonville, Florida, as well as force reductions and severance payments, and the addition of new facilities and staff at the new headquarters. The costs and charges also include the restructuring of the existing terminal network, the opening of an additional terminal in Charlotte, North Carolina, and a charge for the impairment of goodwill associated with the original acquisition and operations of ITI. The total amount of the pre-tax charges is $5.3 million.

Excluding the costs and restructuring charges, operating expenses were $9.3 million, compared with $7.3 million in the same quarter last year. This increase in expenses primarily relates to insurance and casualty costs ($1.3 million) and increased fuel ($0.2 million), as well as higher line-haul costs associated with increased revenues (drayage costs of $0.2 million and equipment lease expense of $0.2 million).


NINE MONTHS


For the nine months ended September 30, 2000, revenues from trucking operations increased 7.5 percent to $23.4 million from $21.8 million in 1999. This increase reflects improved sales efforts resulting in additional customer accounts. For the year, traffic interchanged with the Railway improved by 8.3 percent.


Operating expenses for the nine months ended September 30, 2000, increased $8.7 million to $30.4 million, reflecting the previously mentioned third quarter costs and restructuring charges ($5.3 million), as well as increased fuel costs and transition costs for the new management team.


Excluding the costs and restructuring charges, operating expenses were $25.1 million, compared with $21.7 million for the same period last year. This increase in expenses primarily relates to insurance and casualty costs ($1.3 million), increased fuel costs ($0.4 million) and transition costs for the new management team ($0.3 million), as well as higher line-haul costs associated with increased revenues (drayage costs of $0.6 million and equipment lease expense of $0.5 million).


       REALTY
THIRD QUARTER

Realty rental and sales revenues from both Flagler and realty operations were $21.6 million for third quarter 2000, compared to $13.1 million for the same period last year. Increases over prior year were related to both rental operations and real estate sales. Rental revenues generated by Flagler increased
16.5 percent from $12.1 million for third quarter 1999 to $14.1 million for third quarter 2000. Rental revenues from rail realty increased from $0.8 million in 1999 to $0.9 million in 2000. Flagler and rail real estate sales contributed $6.6 million in revenue for the quarter, compared to $0.2 million in the prior year.

At the end of the third quarter, Flagler held 51 finished buildings with 5.3 million square feet and 92.0 percent occupancy. "Same store" properties, including 46 buildings with 4.7 million square feet (all in service prior to January 1, 1999), were 93.0 percent occupied at September 30, 2000, compared to
89.0 percent at September 30, 1999. "Same store" rental revenues increased $0.5 million during the third quarter with $11.2 million generated in 2000. Increases were principally due to occupancy improvements.

Four 100.0 percent owned operating properties with 511,000 square feet placed in service during second and third quarters of 1999 were 86.0 percent occupied at September 30, 2000. One 101,000-square foot build-to-suit facility was placed in service during May 2000. Three additional properties with 408,000 square feet received certificates of occupancy in second and third quarters 2000 and are currently in lease-up period. Together, these properties generated $2.6 million in third quarter revenues, an increase of $1.9 million over 1999. Since third quarter 1999, properties with 260,000 square feet were sold that contributed to a decrease in rental revenue of $0.5 million when comparing third quarter 2000 to 1999.

As previously discussed, during second quarter 2000, Flagler commenced construction of two "Class A" office buildings (Jacksonville and Weston) with a total of 235,000 square feet. At the end of the third quarter 2000, Flagler had nine buildings with a total of 1.2 million square feet in various stages of development (408,000 square feet in lease-up period; 235,000 square feet under construction; 586,000 square feet in pre-development).

Third quarter realty rental and sales operating expenses (after depreciation and amortization) for both Flagler and railroad realty operations increased from $10.8 million in third quarter 1999 to $13.3 million in third quarter 2000. "Same store" expenses (before depreciation and amortization) decreased by $0.6 million in third quarter 2000 compared to 1999. This decrease was mainly due to an adjustment to the 2000 real estate tax accrual based on current year's trim notices. In prior year, all real estate tax adjustments were recorded in the fourth quarter when the bills were actually received and paid. Expenses (before depreciation and amortization) related to new properties completed in 1999 and 2000 (including properties currently in lease-up period) were up $0.6 million in third quarter 2000 from $0.2 million in prior year. "Sold store" expenses (before depreciation and amortization) were $0.2 million in third quarter 1999, with no corresponding expenses for 2000. Asset management fees/corporate overhead and depreciation/amortization increased by $0.7 million, all costs that are determined by the value of and/or additions to the portfolio, along with transition costs associated with Flagler's new management team.

Flagler's realty operations generated EBITDA of $11.1 million for third quarter 2000, compared to $6.1 million in 1999. Flagler's real estate sales contributed $3.2 million of the EBITDA increase. The remaining increase is primarily attributable to improvements in rental operations due to continued strong leasing in existing space and the lease up of new space somewhat offset by increases in overhead costs.

NINE MONTHS

Realty rental and sales revenues from both Flagler and other realty operations were $50.9 million for the nine months ended September 30, 2000, compared to $89.0 million for the same period 1999. Realty rental and sales revenues included 1999 sales of real estate, including two business parks, of $50.6 million. During the first nine months 2000, realty rental and sales revenues included sales of undeveloped land that generated $8.5 million in revenues. Rental revenues increased from $38.4 million in 1999 to $42.5 million in 2000 primarily attributable to increased rental activity in Flagler's operating property portfolio.

Year-to-date 2000 realty rental and sales operating expenses (after depreciation and amortization) for both Flagler and other realty operations decreased from $67.6 million in 1999 to $36.2 million in 2000. The decreases in expenses are principally related to the 1999 cost of sales ($39.2 million) on the previously mentioned business park dispositions. These decreases are somewhat offset by asset management fees/corporate overhead and depreciation/amortization expenses which increased by $2.0 million from $15.9 million in 1999 to $17.9 million in 2000.

         TELECOMMUNICATIONS
THIRD QUARTER AND NINE MONTHS

EPIK Communications expanded its backlog to over $152.0 million in the third fiscal quarter, more than doubling the $73.0 million backlog that was recorded at the end of the second fiscal quarter.

Subsequent to September 30, 2000, EPIK achieved a major milestone in the completion of its southeast regional footprint by testing and announcing operational readiness on EPIK's first geographically diverse rings - Florida North Ring and Florida South Ring - and a non-geodiverse ring - Atlanta West route. This significant accomplishment allows EPIK to accept orders for DS3, OC-3, OC-12 and OC-48 services on a protected ring at the following locations:
Jacksonville, St. Augustine, Daytona Beach, Orlando, Winter Park, Tampa, Fort Myers, Miami, Fort Lauderdale,

West Palm Beach and Melbourne. EPIK now has expanded its footprint to close to 1,500 miles from Miami to Atlanta.

Additionally, EPIK continues to invest aggressively to implement its wholesale carrier's carrier network strategy. During the third quarter, FECI's Board of Directors approved further development of EPIK's telecommunications presence in the Southeast through the launching of several key initiatives:

      o Development of metro fiber rings in major southeastern metropolitan areas -- Atlanta, Jacksonville, Orlando, Tampa and Miami -- over the next 18 months to deepen EPIK's reach into key markets along its network;

      o Expansion of its collocation business to meet the growing space requirements for dark fiber and capacity customers all along the southeastern network;

      o Launch of Internet Protocol (IP) services across its entire lit network; and

      o     Establishment of wavelength services.

EPIK's net operating losses for the third quarter ($7.6 million) and the nine months ended September 30, 2000 ($12.2 million), reflect start-up costs, primarily wages, benefits, professional services, and sales and marketing expenses, necessary to execute its business plan for the southeast regional footprint and the previously mentioned new key initiatives.

         CORPORATE EXPENSES
THIRD QUARTER & NINE MONTHS

Corporate expenses for third quarter 2000 and 1999 were $1.6 million and $1.0 million, and for the nine months ended September 30, 2000, and 1999 were $4.4 million and $5.7 million, respectively. For the third quarter ended September 30, 2000, corporate expenses increased $0.6 million over prior year, reflecting costs associated with advisory services for the spin-off from St. Joe, and a maturing cost structure for headquarters personnel. Corporate expenses for 1999 included special charges of approximately $2.0 million, which represented the separation of Company management employees, and the curtailment of benefits for the executive retirement plan.

         OTHER INCOME
NINE MONTHS

Other income increased approximately $1.0 million to $5.7 million in the nine months ended September 30, 2000. This is primarily the result of dividend income of $2.4 million from a TTX dividend offset by a $0.8 million settlement of prior years' state taxes (non-income related), and reduced gains on sales of investments of $1.3 million as invested funds decreased throughout the year.

         PROVISION FOR INCOME TAXES
THIRD QUARTER

The third quarter of 2000 provision for income taxes reflects the non-deductible status of the goodwill impairment, which increased tax expense by approximately $1.3 million.

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

The Company's investment portfolio, including cash and investments, decreased approximately $76.7 million to $25.9 million at September 30, 2000, from $102.6 million on December 31, 1999. This decrease was primarily attributable to capital expenditures of $144.5 million. The largest property additions were related to EPIK's continued build-out of its network.

The Company's current ratio was 2.4 to 1.00 on December 31, 1999 and 1.1 to 1.00 on September 30, 2000. The current year ratio reflects the decrease in the Company's liquid assets as they are used to fund capital expenditures.

During the third quarter 2000, FECI's Board approved $237 million for further development of EPIK's telecommunications network. This development included the building of certain metro fiber rings, expanded collocation facilities, Internet Protocol services, and establishment of wavelength services.

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

ITEM 5

OTHER INFORMATION

Starting with the third quarter of 2000, Railway's and Realty's operating expenses are presented below. Also shown below is Railway's traffic volume and revenues for the three months ended September 30, 2000. Other historical supplemental information is provided for comparative purposes.

                                     TRAFFIC
                                     -------
                      THREE MONTHS ENDED SEPTEMBER 30, 2000
                      -------------------------------------
                        (dollars and units in thousands)

                                                           AMT. OF
COMMODITY                        UNITS    PERCENTAGE (%)   REVENUE     PERCENTAGE (%)
---------                        -----    --------------   -------     --------------
INTERMODAL
----------
  TOFC/COFC                       68.0        61.5          15,650         40.8
RAIL CARLOADS
-------------
  Crushed stone                   27.8        25.2          12,055         31.4
  Construction materials           1.3         1.2             801          2.1
  Vehicles                         5.1         4.6           3,852         10.1
  Foodstuffs                       1.9         1.7           1,499          3.9
  Chemicals                        0.9         0.8             984          2.6
  Paper                            2.1         1.9           1,953          5.1
  Other                            3.4         3.1           1,542          4.0
                                 -----       -----          ------        -----
                      Total      110.5       100.0          38,336        100.0
                                 =====       =====          ======        =====


                      RAILWAY OPERATING EXPENSES-YEAR 2000
                      ------------------------------------

(dollars in thousands)                  1ST QUARTER    2ND QUARTER    3RD QUARTER
----------------------                  -----------    -----------    -----------
Compensation & Benefits                      12,333         12,088         11,857
Fuel                                          3,574          3,170          3,438
Equipment Rents (net)                           381            569            141
Depreciation                                  3,704          3,711          3,739
Purchased Services                            2,277          2,280          2,257
Repairs to/by Others (net)                     (817)          (686)          (726)
Load/Unload                                   1,833          1,807          1,765
Casualty & Insurance                            760            822          1,248
Property Taxes                                1,161          1,125          1,107
Materials                                     2,473          2,571          2,099
General & Administrative Expenses             2,831          3,112          2,483
Other                                           792          1,049             39
                                             ------         ------         -------
Total Expenses                               31,302         31,618         29,447
                                             ======         ======         ======

                      RAILWAY OPERATING EXPENSES-YEAR 1999
                      ------------------------------------

(dollars in thousands)                 1ST QUARTER      2ND QUARTER     3RD QUARTER      4TH QUARTER
----------------------                 -----------      -----------     -----------      -----------

Compensation & Benefits                     13,058           17,191          12,374           11,251
Fuel                                         1,870            2,392           2,390            3,054
Equipment Rents (net)                          526              538             492              750
Depreciation                                 3,670            3,568           3,631            3,713
Purchased Services                           2,468            2,415           2,258            1,817
Repairs to/by Others (net)                    (863)            (537)           (320)            (366)
Load/Unload                                  2,012            2,006           1,946            2,046
Casualty & Insurance                         1,174              775             543            3,206
Property Taxes                               1,117            1,117           1,117              929
Materials                                    2,592            4,001           2,219            2,020
General & Administrative Expenses            2,413            2,988           2,607            2,582
Other                                          527            1,913             611              569
                                            ------           ------          ------           ------
Total Expenses                              30,564           38,367          29,868           31,571
                                            ======           ======          ======           ======


                      RAILWAY OPERATING EXPENSES-YEAR 1998
                      ------------------------------------

(dollars in thousands)                 1ST QUARTER      2ND QUARTER     3RD QUARTER      4TH QUARTER
----------------------                 -----------      -----------     -----------      -----------
Compensation & Benefits                     13,223           13,335          12,258           13,292
Fuel                                         2,502            2,410           2,059            2,249
Equipment Rents (net)                           91              340             234            1,006
Depreciation                                 3,633            3,706           3,721            3,742
Purchased Services                           2,689            2,474           2,565            2,326
Repairs to/by Others (net)                    (247)            (587)           (373)            (161)
Load/Unload                                  2,117            2,093           2,056            2,356
Casualty & Insurance                         1,835            1,805           1,218              929
Property Taxes                               1,074            1,074           1,026              834
Materials                                    2,790            3,087           2,699            2,548
General & Administrative Expenses            1,841            1,635           1,735            1,738
Other                                          505              502             443              509
                                            ------           ------          ------           ------
Total Expenses                              32,053           31,874          29,641           31,368
                                            ======           ======          ======           ======

                        REALTY SEGMENT EXPENSES-YEAR 2000
                        ---------------------------------

(dollars in thousands)                      1ST QUARTER     2ND QUARTER     3RD QUARTER
----------------------                      -----------     -----------     -----------
Real Estate Taxes-Developed                       1,659           1,673           1,043
Repairs & Maintenance-Recoverable                   432             292             299
Services, Utilities, Management Costs             2,081           2,156           2,440
                                                 ------          ------          ------
  Subtotal-Expenses subject to recovery           4,172           4,121           3,782

Realty Sales Expense                                415              68           2,052
Real Estate Taxes-Undeveloped Land                  853             811             930
Repairs & Maintenance-Non-recoverable               230             198             201
Depreciation & Amortization                       4,217           4,716           4,838
SG&A-Non-recoverable                              1,535           1,556           1,489
                                                 ------          ------          ------
  Subtotal-Non-recoverable expenses               7,250           7,349           9,510

Total Operating Expenses                         11,422          11,470          13,292
                                                 ======          ======          ======


                        REALTY SEGMENT EXPENSES-YEAR 1999
                        ---------------------------------

(dollars in thousands)                       1ST QUARTER       2ND QUARTER      3RD QUARTER      4TH QUARTER
----------------------                       -----------       -----------      -----------      -----------

Real Estate Taxes-Developed                        1,629             1,344            1,499              685
Repairs & Maintenance-Recoverable                    282               311              320              358
Services, Utilities, Management Costs              2,153             1,517            2,140            2,275
                                                 -------           -------          -------          -------
  Subtotal-Expenses subject to recovery            4,064             3,172            3,959            3,318

Realty Sales Expense                              39,079                11               88           17,013
Real Estate Taxes-Undeveloped Land                   738               774              737              524
Repairs & Maintenance-Non-recoverable                (28)              143              271              172
Depreciation & Amortization                        3,089             3,367            4,592            4,488
SG&A-Non-recoverable                               1,041             1,390            1,136            1,232
                                                 -------           -------          -------          -------
  Subtotal-Non-recoverable expenses               43,919             5,685            6,824           23,429

Total Operating Expenses                          47,983             8,857           10,783           26,747
                                                 =======           =======          =======          =======

                        REALTY SEGMENT EXPENSES-YEAR 1998
                        ---------------------------------

(dollars in thousands)                      1ST QUARTER      2ND QUARTER      3RD QUARTER     4TH QUARTER
----------------------                      -----------      -----------      -----------     -----------

Real Estate Taxes-Developed                       1,369            1,357           1,395            1,792
Repairs & Maintenance-Recoverable                   337              277             393              447
Services, Utilities, Management Costs             1,565            1,621           1,476            1,944
                                                 ------           ------          ------           ------
  Subtotal-Expenses subject to recovery           3,271            3,255           3,264            4,183

Realty Sales Expense                                 71               --             521            1,971
Real Estate Taxes-Undeveloped Land                  542              543             520              772
Repairs & Maintenance-Non-recoverable               213              107             100              368
Depreciation & Amortization                       2,860            3,041           3,374            4,287
SG&A-Non-recoverable                                881              917             667            1,529
                                                 ------           ------          ------           ------
  Subtotal-Non-recoverable expenses               4,567            4,608           5,182            8,927

Total Operating Expenses                          7,838            7,863           8,446           13,110
                                                 ======           ======          ======           ======



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FLORIDA EAST COAST INDUSTRIES, INC.
                                  -----------------------------------
                                            (REGISTRANT)

                                  /s/ Mark A. Leininger
Date:  11/14/00                   ----------------------------------------------
       --------                   Mark A. Leininger, Vice President & Controller