Form 10-K
period 2000-12-31
FLORIDA EAST COAST INDUSTRIES INC
filed 2001-03-30
CIK 740796

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2000
                                             -----------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to
                                                 -----    ------

                          COMMISSION FILE NO. 001-08723
                                              ---------
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

       Registrant's telephone number, including area code: (904) 829-3421
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                   -----------------------------------------

Class A Common Stock-No par value              New York Stock Exchange
(including rights attached thereto)
Class B Common Stock-No par value              New York Stock Exchange
(including rights attached thereto)
Collateral Trust 5% Bonds                      New York Stock Exchange

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

Based on the closing prices of March 15, 2001, the aggregate market value of both classes of common stock held by non-affiliates of the Registrant was approximately $1.262 billion.

The number of shares of the Registrant's common stock, no par value, is 37,317,281 shares issued and 36,518,197 shares outstanding at March 15, 2001, with 799,084 shares of treasury stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 30, 2001 (the Proxy Statement) are incorporated in Part III of this Report by reference.

Forward-Looking Statements

         This Form 10-K, including the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include the Company's present expectations or beliefs concerning future events. Such forward-looking information may include, without limitation, statements that the Company does not expect that lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or other matters will have a material adverse effect on its consolidated financial condition, results of operations or liquidity, other similar expressions concerning matters that are not historical facts and projections relating to the Company's financial results. These forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those anticipated in the statements. Important factors that could cause such differences include, but are not limited to, the ability of the Company to complete systems and expand and enhance its telecommunications network within currently estimated time frames and budgets; the ability to compete effectively in a rapidly evolving and price competitive marketplace and to respond to customer demands and industry changes; the ability to achieve revenues from products and services in the telecommunications business that are in the early stages of development or operation; the ability to manage growth; changes in the business strategy; legislative or regulatory changes; technological changes; volatility of fuel prices; changing general economic conditions (particularly in the state of Florida) as it relates to economically sensitive products in freight service and building rental activities; changes in contractual relationships; industry competition; natural events such as weather conditions, floods, earthquakes, and forest fires; and the ultimate outcome of environmental investigations or proceedings and other types of claims and litigation.

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

ITEM 1. BUSINESS

GENERAL

FECI is a holding company incorporated under the laws of the state of Florida in 1983, engaged, through four wholly owned subsidiaries, in rail and trucking operations, real estate (ownership, development and management) and telecommunications. The Company's rail operations connect many of the major population centers and port facilities of Florida, and provide efficient service for its customers through multiple competitive connections to the rest of North America. Florida East Coast Railway (FECR), FECI's rail subsidiary, carries construction aggregates (crushed stone and sand), automobiles and other rail carload commodities, as well as intermodal freight. Florida Express Carriers, Inc. (FLX) is a common and contract motor carrier operating with a concentration in the Southeast. FLX offers truckload over-the-road service, as well as intermodal drayage. FLX also offers transportation logistic services and maintains a brokerage operation. FLX generates revenues from trucking, brokerage and contract logistic services. The Company, through its real estate subsidiary, Flagler Development Company (Flagler), has extensive and valuable real estate holdings in Florida, totaling approximately 16,000 acres, including 5.3 million sq. ft. of commercial and industrial space in 51 buildings owned by the Company, 408,000-sq. ft. in lease-up, 532,000-sq. ft. under construction, and 883,000-sq. ft. in pre-development stages. The Company owns unimproved land, including certain land (773 acres) with relevant development permits authorizing the construction of 13.6 million sq. ft. of additional industrial and commercial space and raw land, which has yet to be entitled for development. EPIK Communications Incorporated (EPIK), a wholly owned subsidiary of FECI, is a new, rapidly growing provider of wholesale telecommunications private line services (bandwidth, wave services, IP, collocation and dark fiber) in the Southeast. Established in May 1999, EPIK has created a high-capacity fiber optic network along a densely populated corridor reaching 12 metropolitan areas within the Southeast that comprise nearly 75.0 percent of the region's population. EPIK's fiber runs along FECR's right-of-way and in conduits on other routes acquired through asset swaps. EPIK is also expanding its network nationally and is rapidly deploying next generation technologies that will meet the escalating demand for telecommunications bandwidth.

         FLORIDA EAST COAST RAILWAY

FECR operates a Class II railroad along 351 miles of mainline track between Jacksonville and Miami, Florida, serving some of the most densely populated areas of the state. FECR also owns and operates approximately 276 miles of branch, switching and other secondary track and 159 miles of yard track, all wholly within Florida. FECR has the only coastal right-of-way between Jacksonville and Miami and is the exclusive rail-service provider to the Port of Palm Beach, Port Everglades (Fort Lauderdale) and the Port of Miami.

The following table summarizes the Company's freight shipments by commodity group and as a percentage of rail freight revenues:

                                     TRAFFIC


                                                                 YEAR ENDED DECEMBER 31, 2000
                                               -----------------------------------------------------------
                                                            (dollars and units in thousands)

                                                UNITS     PERCENTAGE (%)  AMT. OF REVENUE   PERCENTAGE (%)
                                               -------    --------------  ---------------   --------------
         COMMODITY
         ---------
         Intermodal
         ----------
           TOFC/COFC                           269,337          60.4          62,822,775          39.8
         Rail Carloads
         -------------
           Crushed stone                       111,921          25.1          47,876,909          30.4
           Construction materials                5,974           1.4           3,699,384           2.3
           Vehicles                             24,579           5.5          18,921,192          12.0
           Foodstuffs                            7,920           1.8           6,121,285           3.9
           Chemicals                             4,014           0.9           4,360,357           2.8
           Paper                                 8,610           1.9           8,026,432           5.1
           Other                                13,527           3.0           5,846,647           3.7
                                               -------         -----         -----------         -----
                             TOTAL             445,882         100.0         157,674,981         100.0
                                               =======         =====         ===========         =====

FECR connects with Norfolk Southern Railway Company (NS) and with CSX Transportation, Inc. (CSXT) at Jacksonville and is able to offer its customers competitive rail connections to the rest of North America. During 2000, approximately 46.0 percent of FECR's freight revenues were attributable to traffic that originated on other railroads; approximately 5.0 percent was attributable to traffic that originated on FECR but bound for other destinations, and 49.0 percent was attributable to traffic that both originated and terminated on FECR's system (local traffic). With the exception of haulage services provided for South Central Florida Express, Inc. (SCFE) described below, FECR does not receive traffic from one railroad to be passed over its track to another railroad.

Customers are generally given a "through freight" rate, a single figure encompassing the rail transportation of a commodity from point of origin to point of destination, regardless of the number of carriers that handles the car. Rates are developed by the carriers based on the commodity, volume, distance and competitive market considerations. The entire freight bill is either paid to the originating carrier (prepaid), or to the destination carrier (collect), and divided among all carriers which handle the move. The basis for the division varies and can be based on factors (or revenue requirements) independently established by each carrier which comprises the through rate, or on a percentage basis established by division agreements among the carriers. A carrier such as FECR, which actually places the car at the customer's location and attends to the customer's daily switching requirements, receives revenue greater than an amount based simply on mileage hauled.

FECR serves approximately 750 direct rail-served customers, as well as hundreds of other customers through the Company's intermodal operations. The Company's five largest customers accounted for approximately 45.0 percent of freight revenues in 2000. One customer accounted for approximately 18.0 percent of the Company's rail freight revenues in 2000.

FECR handles rail cars for SCFE between Fort Pierce and Jacksonville for interchange with CSXT or NS. SCFE is a short-line railroad operating under a twenty-year Trackage Rights Agreement over a branch line owned by FECR extending from Fort Pierce to Lake Harbor. A concurrent Car Haulage Agreement is in effect between Fort Pierce and Jacksonville.

As owner in fee simple of its railroad right-of-way extending along the East Coast from Jacksonville to Miami, FECR actively manages this and ancillary real estate assets owned by it to generate miscellaneous rents and right-of-way lease profits. FECR leases its right-of-way to various tenants for uses including utility company installations and telecommunications companies' fiber optics systems pursuant to long-term leases. These revenues are included in the telecommunications segment. In addition, FECR generates revenues from the grant of licenses and leases to use railroad property and rights-of-way for outdoor advertising, parking lots and lateral crossings of wires and pipes by utility companies. These miscellaneous rents are included in other income.

         REAL ESTATE

FECI owns 100.0 percent of the stock of Flagler. Flagler is engaged in the acquisition, development, leasing, management and sale of real estate.

Flagler owns, operates and leases commercial and industrial properties throughout Florida. Flagler owned and operated 51 buildings as of December 31, 2000, with approximately 5.3 million sq. ft. of rentable commercial/industrial space on 431 acres of land. A schedule of these buildings is included in Part 1,
Item 2 of this Report. At December 31, 2000, Flagler's operating properties were
93.0 percent occupied. Flagler's buildings are primarily Class "A" office space and high-quality commercial/industrial facilities constructed after 1987.

At December 31, 2000, Flagler had 408,000-sq. ft. in lease-up, 532,000-sq. ft. under construction, and 883,000-sq. ft. in pre-development, for a total of 1.8 million sq. ft., primarily located in the Jacksonville, Orlando and Miami areas. At the pre-development phase, Flagler has obtained the necessary permits and invested in engineering, architectural planning and design.

Flagler also owns approximately 14,000 acres of undeveloped land in inventory for potential future commercial and industrial development, primarily situated adjacent to FECR's rights-of-way along the eastern coast of Florida. Significant other holdings are in urban or suburban locations offering opportunities for development of business parks, office buildings, residential, warehouse and industrial facilities. The Company believes these holdings will provide significant growth opportunities.

PROJECTS UNDER DEVELOPMENT

The primary focus of Flagler's development activities has been the Miami, Fort Lauderdale, Jacksonville and Orlando areas, all of which are highly active with local, regional and national development companies competing for land and tenants. The projects under development include:

         - GRAN PARK AT SOUTHPARK - ORLANDO, FL: Located at the intersection of John Young Parkway and Beeline Expressway. Three buildings, totaling 429,000-sq. ft., have been completed. At December 31, 2000, three buildings, totaling 408,000-sq. ft., were under development, with completions scheduled for mid-2000. The park has entitlements for an additional 153,000-sq. ft. of office and call center space.

                  In 1999, based on the success of SouthPark, Flagler acquired an additional 90 acres adjacent to the existing park. The land has entitlements for 1.8 million sq. ft. of office space and 9 acres of retail uses.

         - BEACON STATION AT GRAN PARK - MIAMI, FL: Located northwest of Miami International Airport. Twenty-five buildings, totaling
                  2.5 million sq. ft., have been completed, including a 101,000-sq. ft. operations center for Union Planters Bank delivered in 2000. At December 31, 2000, a 300,000-sq. ft. industrial project for Caterpillar Logistics was under construction, with completion scheduled for late 2001. The park has entitlements for an additional 5.0 million sq. ft. of office, industrial and commercial space. Site preparation is currently underway for four industrial projects totaling 744,000-sq. ft. Flagler has also developed 540,000-sq. ft. of industrial space at Beacon Station in a 50/50 joint venture with Duke-Weeks Realty Corporation.

                  Flagler owns 540 acres adjacent to this park for future development.

         - BEACON POINTE AT WESTON - WESTON, FL: Located in west Broward County at I-75 in Weston. In 1998, Flagler purchased 30 acres with entitlements for 375,000-sq. ft. of office space. Flagler intends to develop the project in a 50/50 joint venture with Duke-Weeks Realty Corporation. The first 100,000-sq. ft. office building was completed in 1999. The second 100,000-sq. ft. office building is currently under construction, with site preparation underway for the third 100,000-sq. ft. office building.

         - GRAN PARK AT DEERWOOD - JACKSONVILLE, FL: Located in the most rapidly expanding area of Jacksonville. Five office buildings, totaling 653,000-sq. ft., have been completed. At December 31, 2000, one building, totaling 135,000-sq. ft., is under development, with completion scheduled for mid-2001. The park has entitlements for an additional 270,000-sq. ft. of office space.

The following is a summary of the Company's development activity as of December 31, 2000:

                                                                                    NET RENTABLE
      STATUS                    OWNER                 PROPERTY DESCRIPTION          SQUARE FEET      START DATE
      ------                    -----                 --------------------          ------------     ----------

Lease-up                  Flagler                  Gran Park at SouthPark               177,800        May 1999
Lease-up                  Flagler                  Gran Park at SouthPark               132,000       Aug. 1999
Lease-up                  Flagler                  Gran Park at SouthPark                97,800       Oct. 1999
Under construction        Flagler                  Gran Park at Deerwood North          135,000       June 2000
Under construction        Flagler/Duke-Weeks       Beacon Pointe at Weston               97,000       April 2000
Under construction        Flagler                  Beacon Station at Gran Park          300,000       Dec. 2000
Pre-development           Flagler                  Beacon Station at Gran Park          160,555          TBD
Pre-development           Flagler                  Beacon Station at Gran Park          182,000          TBD
Pre-development           Flagler                  Beacon Station at Gran Park          200,709          TBD
Pre-development           Flagler                  Beacon Station at Gran Park           42,800          TBD
Pre-development           Flagler/Duke-Weeks       Beacon Pointe at Weston               97,000          TBD
Pre-development           Flagler                  Beacon Station at Gran Park          200,360       Jan. 2001
                                                                                      ---------
                                                                 TOTAL                1,823,024
                                                                                      =========

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

FECR owns approximately 1,200 acres of ancillary properties within the state of Florida. The Company continues to evaluate these holdings and, when appropriate, engages in activities (sales, development, etc.) that will extract/create value for the Company.

         TELECOMMUNICATIONS

EPIK, a wholly owned subsidiary of FECI, is a new, rapidly growing provider of wholesale telecommunications private line services (bandwidth, wave services, IP, collocation and dark fiber) in the Southeast. Established in May 1999, EPIK has created a high-capacity fiber optic network along a densely populated corridor reaching 12 metropolitan areas within the Southeast that comprise nearly 75.0 percent of the region's population. EPIK's fiber runs along FECR's right-of-way and in conduits on other routes acquired through asset swaps. EPIK is also expanding its network nationally and is rapidly deploying next generation technologies that will meet the escalating demand for telecommunications bandwidth.

When completed, EPIK's high-count fiber and OC-192 Southeast backbone from Atlanta to Miami will include 1,850 inter-city route miles comprising 255,000 fiber-strand miles. Through swap transactions completed as of December 31, 2000, 70,000 of the 255,000 fiber-strand miles had been used/committed to develop a long-haul national fiber footprint that covered over 10,000 route miles. This national fiber footprint will continue to expand through additional swap transactions, and will thus utilize more of the 255,000 fiber-strand miles in the Southeast. To complement its long-haul inter-city network, EPIK is constructing 394 route miles (12,000 fiber miles) of metropolitan networks in the Southeast with the development of routes in the greater Miami metropolitan area, Orlando, Jacksonville, Tampa and Atlanta. At December 31, 2000, 11,000 fiber miles were completed on the metro networks.

The Southeast backbone reaches 12 key markets in the Southeast that comprise nearly 75.0 percent of the region's population. At December 31, 2000, 1,500 route miles (180,000 fiber miles) were installed and active on the Southeast backbone with only the Jacksonville to Atlanta segment remaining under construction. EPIK's Southeast network is fully redundant, using both geodiverse fiber paths and SONET architecture to ensure high levels of reliability. EPIK's 12 long-haul points of presence (POPs) are equipped with Nortel Networks(TM) Optera(TM) OC-192 dense wavelength division multiplexing (DWDM) equipment to provide the highest levels of capacity and rapid provisioning. The metropolitan networks will contain over 40 additional POPs, utilizing a combination of optical equipment from ONI, Cisco and Nortel. At December 31, 2000, EPIK had also begun deployment of Juniper Networks OC-192 routers to enable the provisioning of Internet Protocol services under the enLIGHTened IP service mark.

EPIK is a "carriers' carrier" providing wholesale bandwidth in the form of private line and wave services, Internet Protocol (IP) connectivity, collocation and dark fiber to competitive local exchange carriers (CLECs), Internet service providers (ISPs), long-distance companies (IXCs), wireless and international carriers.

Wholesale Services include:

Bandwidth - Private Line

         - Transport speeds from DS-3 to OC-192 (the highest commercially available service speed)
         - Accessible, centrally-located points of presence in major metropolitan areas
         -        15-day on-net provisioning
         -        4-hour mean time to repair
         -        Around-the-clock network operations center (NOC)
         -        Highly reliable geographically diverse SONET ring architecture

Bandwidth - Wave Services

EPIK offers wave-based, unprotected, capacity service delivered at OC-48 or OC-192 speeds. Leased-line wave services are targeted at data-centric service providers (e.g., ISPs) desiring unprotected connectivity.

         - Reduced time and expense of deploying, managing and maintaining equipment
         -        Easily provision and expand service
         -        Transparent to customers' network management system
         - Seamless integration of customers' equipment into existing network

Enlightened IP Services

Eliminating unnecessary layers of overhead, EPIK provides faster, more efficient core network capabilities.

         -        10 GBPS backbone using best-in-class equipment
         - Connectivity using Fast Ethernet (100Mbps), Gigabit Ethernet (1000 Mbps) and DS-3 to OC-192
         -        Aggressive SLAs
         -        Around-the-clock network operations center (NOC)
         -        Product Options: Dedicated Internet Access and IP Transit
                  Services

Collocation

EPIK leases carrier grade collocation space in its points of presence (POP) and optical amplifier (OPAMP) locations to dark fiber and bandwidth customers.

         -        Rack and cage space
         -        Carrier class facilities
         - Versatile AC and DC power options tailored to specific equipment needs
         -        24 x 7 x 365 network operations center (NOC)

Dark Fiber

         -        EPIK leases and sells dark fiber on its network

The telecommunications segment of FECI also includes revenue from long-term right-of-way leases to other telecommunications carriers.

         TRUCKING

FECI also owns 100.0 percent of the stock of Florida Express Carriers, Inc.
(FLX), formerly International Transit, Inc. (ITI). FLX is a common and contract motor carrier operating throughout the U.S., with a concentration in the Southeast. FLX offers truckload over-the-road service, as well as intermodal drayage. FLX also offers transportation logistic services and maintains a brokerage operation. FLX generates revenues from trucking, brokerage and contract logistic services. Ownership of FLX enables the Company to provide coordinated motor/rail intermodal services with FECR to and from southeastern points.

During the third quarter, FLX restructured its operations. This restructuring accomplished the relocation of its corporate headquarters from Cincinnati, Ohio to Jacksonville, Florida, and consolidated certain functions (e.g., dispatching, billing, etc.) in the Jacksonville, Florida headquarters. Also, the restructuring realigned FLX's operations to a more Southeastern focused carrier. These accomplishments more closely align the management team and trucking operations with FECR, allowing FECR and FLX to provide an array of transportation alternatives to its freight customers.

During 2000 and 1999, FLX interlined 15,731 and 13,902 intermodal units (trailers and containers), respectively, with FECR's intermodal facility at Jacksonville.

FINANCIAL INFORMATION ABOUT FECI'S SEGMENTS

The Company had total segment operating revenues of $281.8 million and an operating profit of $35.2 million in 2000. The Company's total railroad operating revenues were $164.8 million; real estate revenues were $75.0 million; telecommunications revenues were $10.4 million; and trucking revenues were $31.6 million. Segment operating profit (loss) for the railroad was $43.7 million; $21.0 million for the real estate business; ($14.2 million) for the telecommunications segment; and ($8.2 million) for trucking (see Note 9, Segment Information, of the Consolidated Financial Statements and supplementary data set forth in Part II, Item 8, of this Report on Form 10-K).

SOURCES AND AVAILABILITY OF RAW MATERIALS

All raw materials FECR, Flagler, EPIK and FLX use, including fuel, track materials and building and network construction materials, are available in adequate supply from multiple sources.

SEASONALITY

FECR's rail traffic is relatively stable throughout the year with heavier traffic ordinarily occurring during the first and last quarters of the year. The Company's real estate, telecommunications and trucking businesses are not generally seasonal.

WORKING CAPITAL

At December 31, 2000, the Company's current liabilities exceeded current assets by $16.5 million. The Company maintains a revolving credit agreement (see Note 16 of the financial statements) with a borrowing capacity of $200.0 million. At December 31, 2000, $112.0 million was available on this facility to meet current obligations of the Company. On March 22, 2001, the revolving credit agreement was restructured into a secured facility with a borrowing capacity of $375.0 million. The December 31, 2000 current liabilities reflect approximately $44.0 million of accounts payable related to the build-out of EPIK's southeastern network.

CUSTOMERS

         RAILWAY

One customer generated about 18.0 percent of the Company's rail revenues in 2000. The Company's business could be adversely affected if its large customers suffered significant reductions in their businesses, or reduced shipments of commodities transported by FECR.

         REAL ESTATE

The Company is not dependent on any significant customer in the real estate segment. Flagler's largest commercial tenant occupied approximately 4.0 percent of leased space in 2000.

         TELECOMMUNICATIONS

As a wholesale provider of communication services, EPIK targets other telecommunications carriers as its customers. In particular, EPIK's sales and marketing efforts are directed towards IXCs, CLECs, ISPs, and wireless communications companies such as cellular and PCS providers. EPIK has a limited number of customers at this time, given its limited history.

During the year 2000, EPIK signed collocation agreements with combined contract values of over $130 million and dark fiber, capacity and IP Service agreements with combined contract values of over $35 million. As of December 31, 2000, one customer represented 47.0 percent of the $131.2 million of collocation revenue backlog.

         TRUCKING

The trucking operation is not dependent on any significant customer. No customer generates revenues, which exceeds 10.0 percent of the trucking operation's revenues. The top twenty-five shippers of the trucking operation's customer base accounts for approximately 70.0 percent of its revenues.

COMPETITION

         RAILWAY

Although the Company's railroad is typically the only rail carrier directly serving its customers, the Company's railroad competes directly with other railroads that could potentially deliver freight to their markets and customers via different routes and use of multiple modes of transportation. FECR's primary rail competition is CSXT. FECR also competes directly with other modes of transportation, including motor carriers and, to a lesser extent, ships and barges. Competition is based primarily upon the rate charged and the transit time required, as well as the quality and reliability of the service provided. Any improvement in the cost or quality of these alternate modes of transportation could increase competition from these other modes of transportation and adversely affect the Company's business.

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

Service disruptions and changes in services offered by NS and CSXT as a result of their acquisition and division of Conrail continue to adversely affect FECR's intermodal business.

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

         TELECOMMUNICATIONS

The wholesale carriers' carrier business is highly competitive and subject to rapid change. Competition is primarily on the basis of availability, price and customer service. EPIK competes primarily on the basis of location of its network, rapid customer provisioning, transmission quality and reliability, highly responsive customer service and price. EPIK faces substantial competition from IXCs, other private wholesale carriers such as affiliates of energy utilities and railroads, Incumbent Local Exchange Carriers (ILECs) and CLECs. In addition to these entities, potential competitors capable of offering services similar to those offered by EPIK include microwave carriers, satellite carriers, wireless telephone system operators, and end-users with private communications networks. Many of EPIK's existing competitors are large, established companies with substantially greater financial resources. Major competitors include, but are not limited to, Level 3, Qwest, Williams, 360Networks, BellSouth, MCI, Worldcom and AT&T. Additionally, EPIK expects that competition will increase in the future as additional providers of fiber optic networks enter or expand in the market.

         TRUCKING

The same competitive factors, as noted in Railway above, substantially affect the Company's trucking operations as well.

REGULATION

         RAILWAY

FECR is subject to regulation by the Surface Transportation Board (STB) of the U.S. Department of Transportation, which succeeded the ICC on January 1, 1996. The STB has jurisdiction over some rates, routes, conditions of service and the extension or abandonment of rail lines. The STB also has jurisdiction over the consolidation, merger or acquisition of control of and by rail common carriers. The U.S. Department of Transportation, through the Federal Railroad Administration, regulates the safety of railroad operations, including certain track and mechanical equipment standards and certain human factor issues.

The relaxation of economic regulation of railroads, begun over a decade ago by the ICC under the Staggers Rail Act of 1980 (Staggers Act), has continued under the STB, and additional rail business could be exempted from regulation in the future. Significant exemptions are TOFC/COFC (i.e., piggyback) business, rail boxcar traffic, lumber, manufactured steel, automobiles and certain bulk commodities, such as sand, gravel, pulpwood and wood chips for paper manufacturing. Transportation contracts on regulated shipments, which no longer require regulatory approval, effectively remove those shipments from regulation as well. Over 95.0 percent of FECR's freight revenues come from either exempt traffic or traffic moving under transportation contracts.

Due, in part, to industry consolidation and certain service issues, efforts were made in 2000 to re-subject the rail industry to federal economic regulation. This pressure could continue during 2001. The Staggers

Act encouraged and enabled rail carriers to innovate and to compete for business, thereby contributing to the economic health of the nation and to the revitalization of the industry. Accordingly, the nation's rail carriers can be expected to vigorously oppose these ongoing efforts to re-impose such economic regulation.

         RAILWAY AND TRUCKING

The Company's transportation operations, both rail and trucking, are also subject to extensive environmental laws and regulations, including the federal Clean Air Act (CERCLA), and various other environmental laws and regulations. Violations of various statutory and regulatory programs can result in civil penalties, remediation expenses, natural resource damage claims, potential injunctions, cease and desist orders and criminal penalties. Some environmental statutes impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, the Company's present and historic ownership and operation of real property, including rail yards, in connection with its transportation operations involve the storage, use or disposal of hazardous substances that may have contaminated and may in the future contaminate the environment. The Company may also be liable for the costs of cleaning up a site at which it has disposed (intentionally or unintentionally of hazardous substances by virtue of, for example, an accident, derailment or leak), or to which it has transported hazardous substances it generated, such as waste oil.

The Company is currently involved in various remediations of properties relating to its transportation operations. In addition, FECR, along with many other companies, has been named a potentially responsible party in proceedings under Federal statutes for the clean up of designated Superfund sites (see Item 3, Legal Proceedings). Based on information presently available, the Company does not believe that the costs of addressing any known environmental issues relating to its transportation operations will be material. However, the future cost of complying with environmental laws and containing or remediating contamination cannot be predicted with any certainty, and there can be no assurances that such liabilities or costs would not have a material adverse effect on the Company in the future.

         REAL ESTATE

Development of real property in Florida entails an extensive approval process involving overlapping regulatory jurisdictions. Real estate projects must generally comply with the provisions of the Local Government Comprehensive Planning and Land Development Regulation Act (Growth Management Act). In addition, development projects that exceed certain specified regulatory thresholds require approval of a comprehensive Development of Regional Impact
(DRI) application. Compliance with the Growth Management Act and the DRI process is usually lengthy and costly and can be expected to materially affect the Company's real estate development activities.

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

The Growth Management Act is, in some instances, significantly affecting the ability of developers to obtain local government approval in Florida. In many areas, infrastructure funding has not kept pace with growth. As a result, substandard facilities and services are delaying or preventing the issuance of permits. The Growth Management Act could adversely affect the ability of Florida developers, including Flagler, to develop real estate projects.

Continued growth and development of properties in Florida have prompted efforts to pass legislation to curtail or more intensely regulate such development and to amend the Growth Management Act.

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

         TELECOMMUNICATIONS

EPIK does not believe that its telecommunications offerings are currently subject to federal or state regulation. Nonetheless, the telecommunications industry is highly regulated by federal, state, and local authorities, judicial and legislative actions may increase regulatory requirements, and the scope of services subject to regulation is not clearly defined and is subject to change. EPIK, therefore, cannot forecast whether it will be subject to regulation in the future and can make no assurance that future regulatory, judicial, or legislative action will not have a material adverse effect on EPIK.

Federal regulation. The Federal Communications Commission (FCC) regulates interstate telecommunications services. The Communications Act of 1934, as amended, defines "telecommunications service" to mean the "offering of telecommunications for a fee directly to the public, or to such classes of users as to be effectively available directly to the public, regardless of the facilities used." The FCC has found that telecommunications services include only those services that are offered on a "common carrier" basis - that is, services that are provided pursuant to standard rates, terms and conditions to a broad customer base. In contrast, services that are offered on a "private carrier" basis are not subject to regulation as telecommunications services. EPIK believes that it acts as a private carrier because it provides service to a limited class of customers (e.g., other carriers) on the basis of individually negotiated terms and conditions and long-term service agreements. Nonetheless, EPIK has filed an FCC tariff containing rates, terms and conditions for certain services that EPIK may choose to offer on a common carrier basis in the future.

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

If EPIK is found to be providing interstate telecommunications services (that is, to be acting as a common carrier), then several additional regulatory requirements could apply:

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

- EPIK would be under general obligations to: (1) provide service upon reasonable request, (2) provide service at just, reasonable and non-discriminatory rates, terms and conditions, (3) interconnect directly or indirectly with the networks of other carriers, (4) assure that its services are accessible to and usable by persons with disabilities, (5) assure that its network complies with the requirements of the Communications Assistance for Law Enforcement Act,
         (6) limit its use of customer proprietary network information to provisioning of the services in connection with which that information was obtained, and (7) be subject to the FCC's complaint process.

Imposition of some or all of these requirements could materially increase EPIK's costs of doing business and limit its pricing flexibility, and its ability to respond promptly to customer demands. In addition, if some of EPIK's competitors remain unregulated, EPIK could be at a material competitive disadvantage.

State regulation. State public utility commissions (PUCs) regulate intrastate telecommunications services. EPIK does not believe it is subject to significant state PUC regulation because it acts as a private carrier. For example, Florida recognizes the private carrier concept. Some other states, however, may not recognize the private carrier concept or may nonetheless seek to subject EPIK to regulation. State regulation of intrastate telecommunications services is similar to FCC regulation of interstate telecommunications services, although the states vary considerably in the nature and extent of regulation imposed on regulated entities. For instance, while most states require service providers to obtain formal prior authorization before initiating service, some do not. Similarly, while most states require service providers to file tariffs, some do not. States also may impose universal service contribution requirements and other rules intended to protect public safety and welfare, ensure the continued quality of communications services, and safeguard the rights of consumers. The Company cannot predict whether application of state regulation of EPIK's services would have a material adverse effect.

Local regulation. Local governments exercise legal authority that may impact EPIK's business. As an example, local governments typically have the ability to license public rights-of-way, subject to the limitation that they may not prohibit the provision of telecommunications services. Regulation of the use of public rights-of-way may affect the timing in which EPIK is able to provide service and the costs of doing so.

         TRUCKING

The Company's trucking operation is regulated by the United States Department of Transportation, including the Federal Highway Administration. This regulatory authority exercises broad powers, generally governing activities such as authorizations to engage in motor carrier operations, safety and certain mergers, consolidations and acquisitions.

RISKS

         RAILWAY AND TRUCKING

Market Risks. FECR's freight traffic is generally affected by overall economic conditions, especially those in the state of Florida. Also, the level of state and federal highway and other public projects can affect the amount of aggregate loadings FECR's customers request. There can be no assurance that the overall economy or that of Florida's will continue to experience higher than average national growth or rebound quickly from any slowdowns.

Fuel Price Risks. FECR's operations require significant amounts of diesel fuel. Prices of diesel fuel can vary greatly. Generally, the increases in fuel price are passed along to customers through a "fuel surcharge." However, there are no assurances that these surcharges will cover the entire fuel price increase for a given period, or that competitive market conditions will effectively allow freight providers the ability to pass along this cost.

Interchange Carrier Risks. Approximately 46.0 percent of FECR's traffic is interchanged from CSXT or NS. The ability of these carriers to market and service southbound traffic into the Florida market will affect the amount of traffic FECR moves.

         REAL ESTATE

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

Development Risks. The Company's real estate development activities require significant capital expenditures. The Company will be required to obtain funds for its capital expenditures and operating activities through cash flow from operations, property sales or financings. There can be no assurances that funds available from cash flow, property sales and financings will be sufficient to fund the Company's required or desired capital expenditures for development. If the Company were unable to obtain sufficient funds, it might have to defer or otherwise limit certain development activities. Further, any new development, or any rehabilitation of older projects can require compliance with new building codes and other regulations. The Company cannot estimate the cost of complying with such codes and regulations, and such costs can make a new project, or some otherwise desirable uses of an existing project uneconomic.

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

         TELECOMMUNICATIONS

Technological risks. The telecommunications industry is subject to rapid and significant changes in technology. For example, recent technological advances permit substantial increases in transmission capacity of both new and existing fiber. The introduction of new products and services, or the emergence of new technologies may reduce the cost, or increase the supply of certain services similar to those provided by EPIK, impairing the competitiveness of EPIK's offerings. EPIK cannot predict which of many possible future products and service offerings will be crucial to maintain its competitive position, or what expenditures will be required to develop profitably and to provide such products and services.

Competition-related risks. The telecommunications industry is highly competitive. EPIK faces substantial competition from IXCs, other private wholesale carriers such as affiliates of energy utilities and railroads, and CLECs. In addition to these entities, potential competitors capable of offering services similar to those offered by EPIK include microwave carriers, satellite carriers, wireless telephone system operators, and end-users with private communications networks. In the future, EPIK may be subject to more intense competition due to the development of new technologies, an increased supply of domestic and international transmission capacity, and consolidation among and between local and long distance carriers. In addition, as the regional Bell operating companies gain authority to enter into long distance service markets, they may rapidly be able to offer competitive services over region-wide fiber optic networks that already are in place.

Regulatory risks. Regulation of the telecommunications industry is changing rapidly. Existing and future federal, state, and local governmental regulations will greatly influence the viability of EPIK. Undesirable regulatory changes could adversely affect EPIK's business, financial condition, competitiveness and results of operations. For example, while EPIK does not believe that it is subject to federal or state regulation as a common carrier, EPIK cannot predict the future regulatory status of its business. The FCC has recognized a class of private, non-common carriers whose practice it is to make individualized decisions on what terms and with whom to deal, and EPIK believes it falls into this class. These carriers may be subject to the FCC's jurisdiction but are not currently extensively regulated. In addition, some states may not recognize the private carrier concept and, for this or other reasons, may seek to regulate EPIK's intrastate services. If EPIK becomes subject to the FCC's or state PUC's jurisdiction, it will be required to comply with a number of regulatory requirements including, but not limited to, rate regulation, prior authorization requirements, reporting requirements and special payments. Additionally, if EPIK offers services to non-carriers, it will have to contribute to the federal universal service fund. Compliance with these regulatory requirements may impose substantial administrative burdens on EPIK. Furthermore, CLECs, ILECs, and IXCs (which may be both customers and competitors of EPIK) are subject to various federal and state telecommunications laws and regulations. Changes in those laws and policies may affect EPIK's business by virtue of the interrelationships between EPIK and these regulated telecommunications companies. It is difficult for EPIK to forecast how these changes will affect EPIK.

EMPLOYEES

FECI employed 16 people; FECR employed 787; EPIK employed 180, and FLX employed 143 as of December 31, 2000. Approximately 612 of FECR's employees are represented by the following labor unions: United Transportation Union (UTU) (train and engine service employees), Brotherhood of Maintenance of Way Employees (BMWE) (track maintenance and structures) and International Brotherhood of Electrical Workers (IBEW) (seven crafts, including agents and clerical, carmen, maintenance of equipment foremen, roadway shop, signals and communications, train dispatchers, boilermakers, electricians, machinists, sheetmetal workers and shop laborers). The Company has recently completed negotiations regarding changes to labor agreements with all organizations. The Company considers its working relationship with its unions to be satisfactory.

As of December 31, 2000, Flagler had 22 employees, including a Chief Operating Officer and other key management members. During 2001, certain additional positions within Flagler will be filled to facilitate the transition of the real estate operation.

ITEM 2. PROPERTIES

The Company's material physical properties at December 31, 2000 are listed below and are grouped by industry segment. All properties shown are owned in fee simple, except where otherwise indicated.

         RAILWAY

FECR owns three connected four-story buildings in St. Augustine, Florida, which are used by FECI and FECR as corporate headquarters. FECR also owns, in fee simple, a railroad right-of-way, generally 100 feet wide, along the East Coast of Florida extending for 351 miles used for its railroad operations and telecommunications facilities. FECR also owns and operates approximately 276 miles of branch, switching and other secondary track, and 159 miles of yard track, various rail car marshalling yards, trailer/container and automobile loading and unloading facilities, signaling system facilities and a number of operating offices, shops and service house buildings.

On March 2, 1998, FECR entered into a Trackage Agreement with SCFE providing for, among other things, the exclusive operation and maintenance of 56 miles of branch mainline.

Tracks, their bridges and the fixed property and signal improvements supporting the transportation effort are maintained to a level equaling the needs of service. The mainline and its passing tracks are, in general, constructed of 132-pound per yard continuous welded rail supported on concrete crossties. These facilities provide a reliable infrastructure for the conduct of a transportation service suited to the business demands of our customers, to include unrestricted movement of double-stacked containers, tri-level automobiles and heavier axle rail cars.

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

FECR owns 75 diesel electric locomotives; 2,533 freight cars; 1,077 trailers for highway revenue service; numerous pieces of rail-mounted and non-rail-mounted work equipment, and numerous automobiles used in maintenance and transportation operations. All equipment owned is in good physical condition.

The Railway also owns lands outside of the right-of-way. These holdings include certain properties in downtown Miami and large rail yards in Jacksonville, Fort Pierce and Miami.

         REAL ESTATE

At year-end 2000, Flagler's commercial and industrial portfolio included 51 buildings aggregating 5.3 million rentable sq. ft. Flagler's income-producing properties are detailed below:

                       FLAGLER'S INCOME-PRODUCING PROJECTS
                             (at December 31, 2000)

                                                                           RENTABLE       OCCUPIED
                               NO. OF                                       SQUARE         SQUARE       %         YEAR
         LOCATION              BLDGS.               TYPE                     FEET           FEET     OCCUPIED     BUILT
         --------              ------               ----                   --------       --------   --------    -------

duPont Center
Jacksonville, FL                  2      Office Buildings                   160,000        156,000       98      1987-88

Gran Park at Deerwood
Jacksonville, FL                  5      Office Buildings                   653,000        622,000       95      1996-98

Gran Park at Jacksonville         1      Office Building                    125,000        125,000      100      1999
Jacksonville, FL                  4      Office/Showroom/Warehouses         441,000        384,000       87      1997-99
                                  1      Front Load Warehouse                99,000         46,000       46      1997
                                  1      Rail Warehouse                     108,000         57,000       53      1997

Gran Park at the Avenues          3      Office Buildings                   242,000        220,000       91      1992-95
Jacksonville, FL                  3      Office/Showroom/Warehouses         173,000        125,000       72      1992-97
                                  2      Office Warehouses                  302,000        284,000       94      1994-96

Gran Park at SouthPark            2      Office Buildings                   292,000        273,000       93      1998-99
Orlando, FL                       1      Office/Showroom/Warehouse          132,000        108,000       82      1998

Beacon Station at Gran Park       1      Office Building                    101,000        101,000      100      2000
Miami, FL                         5      Office/Showroom/Warehouses         369,000        362,000       98      1988-94
                                  6      Office Warehouses                  588,000        583,000       99      1990-97
                                  4      Rail Warehouses                    397,000        397,000      100      1989-94
                                  7      Front Load Warehouses              790,000        790,000      100      1991-95
                                  1      Double Front Load Warehouse        239,000        225,000       94      1993
                                  1      Office Service Center               39,000         34,000       87      1994

Pompano Rail Building
Pompano Beach, FL                 1      Rail Warehouse                      54,000         54,000      100      1987
                                 --                                       ---------      ---------      ---
TOTAL-100% OWNED BUILDINGS       51                                       5,304,000      4,946,000       93
                                 ==                                       =========      =========      ===

Note: An additional 638,000-sq. ft. of rentable office and industrial product is owned in 50/50 partnerships with Duke-Weeks. These properties are located in Weston, Florida and Miami, Florida.

The Company periodically reviews its inventory of income-producing commercial and industrial properties and undeveloped properties to determine how best to maximize their value, including sales. The Company continues to invest in the development of additional leasable commercial and industrial space, and currently has 408,000-sq. ft. in lease-up, 532,000-sq. ft. under construction, and 883,000-sq. ft. in the pre-development stage, (see Part I, Item 1, Business, in this Report on Form 10-K).

Flagler's land portfolio includes the following major land holdings:

BALL TRACT

A 2,150-acre tract located in northern St. Johns County along the growing US 1 corridor between Jacksonville and St. Augustine. The property fronts on US 1 to the west, the Intracoastal Waterway to the east, and lies between two large announced mixed-use residential and commercial communities not yet under development. Flagler expects this property to be developed also as a master planned community incorporating both residential and commercial uses, but must first seek and obtain various land use approvals from state, regional and local governmental entities.

LEMBERG NORTH

A 580-acre tract located in northern St. Johns County along the growing US 1 corridor between Jacksonville and St. Augustine. The property fronts along the western boundary of FECR's mainline which is immediately adjacent to US 1. Flagler expects to develop the property as a rail-oriented industrial park, but must first seek and obtain various approvals from state, regional and local governmental entities.

LEMBERG SOUTH

A 520-acre tract located in northern St. Johns County just west of the growing US 1 corridor between Jacksonville and St. Augustine. Flagler expects to seek and obtain land use and development rights for the development of a planned residential community on the property.

MILLER SHOP

A 327-acre tract, partially owned by Flagler and FECR (Flagler, 70 acres; FECR, 257 acres), located in St. Johns County along US 1 at the northern end of the city of St. Augustine. The property fronts along US 1 on the east, and the San Sebastian River on the west. Flagler expects to master plan this property for a variety of mixed uses of commercial, industrial and residential. Additionally, Flagler has received entitlements for 150,000-sq. ft. of commercial development on 28 acres of the property.

NATIONAL GARDENS

A 5,900-acre tract located in Volusia and Flagler Counties divided by the intersection of I-95 and US 1. As demand develops, Flagler expects to master plan portions of the property for a mixed use of commercial, industrial and residential uses, but will need to first seek and obtain various land use approvals from state, regional and local governmental entities.

TICO TRACT

A 1,700-acre tract located in northern unincorporated Brevard County just to the southwest of the city limits of Titusville. The property fronts along I-95, SR 405 and US 1 and surrounds the Space Coast Executive Airport on two sides. At such time that demand for industrial development dictates, Flagler expects to develop the property as a planned industrial park, but will need to first seek and obtain various approvals from state, regional and local governmental entities.

FORT PIERCE K-4

A 565-acre tract located in St. Lucie County at the southeast quadrant of the intersection of I-95 and the Florida Turnpike. The land use designation for the property is for mixed-use development, with 160 acres of the property presently zoned for heavy industrial. The remainder is presently zoned for agriculture residential. When market analysis reflects the proper demand for industrial use, Flagler expects to develop the industrial zoned property for sale. Various approvals from state, regional and local governmental entities will be required.

107TH AVENUE PROPERTY (SECTION 8)

A 465-acre undeveloped tract located in west Dade County bounded by NW 107th Avenue (west), NW 90th Street (north), NW 74th Street (south) and NW 97th Avenue
(east). The property is contiguous to the southeast corner of Beacon Station, Flagler's 500-acre master planned commercial and industrial development and plans are to develop the property in a similar manner.

DOWNTOWN MIAMI LOTS

A 9-acre tract located in downtown Miami fronting on NW 1st Avenue adjacent to the Miami Arena and less than one block from an announced federal courthouse. The future land use designation and zoning of the property are for office/mixed-use. Flagler is evaluating the development of the property for the allowable use.

OVERVIEW OF FECI LAND HOLDINGS

The Company owned and managed 17,218 acres of land at year-end 2000, which included 431 acres on which the buildings set forth immediately above are located; 1,552 acres developed with infrastructure ready to receive buildings, including the projects under development described in Item 1, Part 1 of this Report; 14,053 acres of undeveloped properties described in Item 1, Part I of this Report, and 1,182 acres owned by FECR. These properties are held for lease, development and/or sale and are in fifteen counties of the state of Florida as follows:

                                  FLAGLER       FECR       TOTAL
           COUNTIES                ACRES       ACRES       ACRES
         ------------             -------      ------      ------

         Duval                      1,484          11       1,495
         St. Johns                  3,324          61       3,385
         Putnam                        --          87          87
         Flagler                    3,461           2       3,463
         Volusia                    2,908         676       3,584
         Brevard                    2,396         150       2,546
         Orange                       176          --         176
         Indian River                   5          --           5
         St. Lucie                    567          43         610
         Martin                        76           2          78
         Palm Beach                    12          19          31
         Broward                       54           5          59
         Dade                       1,486         106       1,592
         Manatee                       87          --          87
         Okeechobee                    --          20          20
                                   ------      ------      ------

                  Total            16,036       1,182      17,218
                                   ======      ======      ======

         TELECOMMUNICATIONS

EPIK leases approximately 30,000-sq. ft. of office space in Orlando, Florida where its corporate headquarters are located. EPIK owns 52 specialized telecommunications huts, totaling 24,230-sq. ft., to house telecommunications equipment along the southeast footprint in Florida and Georgia. EPIK also leases 200-sq. ft. of space at Teleplace, and 3,279-sq. ft. of space at the New World Tower, both sites located in Miami, Florida. These two sites were established for the purpose of housing telecommunications equipment. These 54 network sites are fully developed and integrated into the southeast footprint. In addition, EPIK purchased a 27,500-sq. ft. office building in Jacksonville, Florida that is being converted to house telecommunications equipment for EPIK and its customers.

EPIK is in the process of developing over 80 additional sites along the southeast footprint as part of two major development initiatives. Collocation sites are under development in 46 cities along the southeast footprint. These sites will encompass approximately 141,800-sq. ft. Completion of the collocation development effort is scheduled for third quarter of 2001. The remaining 40 sites under development are part of a metro ring development initiative that includes fiber rings around nine major metropolitan markets along the southeast footprint. Each site is a small node along one of the nine rings. Completion of the metro ring development effort is scheduled for late third or fourth quarter of 2001.

In aggregate, EPIK currently operates 41 network sites in Florida, representing approximately 24,000-sq. ft., and 13 sites in Georgia, representing approximately 3,700-sq. ft of network space. Of the 46 collocation sites under development, 25 are located in Florida (94,000-sq. ft.) and 21 are located in Georgia (47,800-sq. ft.). The metro ring nodes are spread across Florida (32 nodes across eight metro rings) and Georgia (eight nodes across one ring).

         TRUCKING

During 2000, FLX relocated its corporate headquarters from Cincinnati, Ohio to Jacksonville, Florida. However, at December 31, 2000, FLX continued to lease approximately 3,500-sq. ft. of space in Cincinnati, Ohio where its previous corporate headquarters and terminal dispatching operations were located. This lease was terminated on March 8, 2001.

FLX leases 717-sq. ft. of office space from FECR, and 7,168-sq. ft. of office space from the prior owner of FLX, both in Jacksonville, Florida. FLX leases 2,500-sq. ft. in Atlanta, Georgia for terminal dispatching operations.

FLX has approximately 226 tractors available, consisting of 141 owner-operated tractors. FLX has a total of 280 trailers in its fleet, consisting of 1-45', 24-48' and 255-53' dry vans.

ITEM 3. LEGAL PROCEEDINGS

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

The Company is subject to proceedings arising out of historic disposal of fuel and oil used in the transportation business. It is the Company's policy to accrue environmental cleanup costs when it is probable that a liability has been incurred and an amount can be reasonably estimated. As assessments and cleanups proceed, these accruals are reviewed and adjusted.

FECR is presently involved in proceedings initiated by the United States Environmental Protection Agency (USEPA) for the remediation of a site in which USEPA has named FECR a potentially responsible party (PRP). On the site, the USEPA has alleged that FECR caused certain materials, including waste oil, to be disposed of at the site over a period of years. There are many other PRPs named by USEPA for this site. The USEPA offered all named PRPs an opportunity to participate in its new pilot allocation program. This program is similar to binding arbitration. Since FECR is participating in this program, its share of the liability for the remediation will be fixed. FECR is working with other PRPs and USEPA to resolve this matter consistent with the allocator's decision. FECR believes that its liability for the remediation of the site will not be material.

The Company has accrued its estimated share of the total estimated cleanup costs for the site. Based upon management's evaluation, the Company does not expect to incur additional amounts, even though the Company may have joint and several liability.

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

The Company monitors a small number of sites where properties were leased. Based on management's ongoing review and monitoring of the sites, the Company does not expect to incur material additional costs, if any.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

The common stock of FECI, owned by 1,854 stockholders of record as of December 31, 2000, is traded on the New York Stock Exchange with the symbols FLA and FLA.b.

The following table shows the high and low sales prices and dividends per share by quarter for 2000 and 1999:

       COMMON STOCK PRICE                                       CASH
       ------------------                                     DIVIDENDS
                                HIGH              LOW           PAID
                              ---------         --------      ---------

             2000
             ----
       Fourth Quarter
         Class A              $41 1/2           $33 3/4         $.025
         Class B              $40 5/8           $33 1/4         $.025
       Third Quarter          $44 15/16         $37 1/8         $.025
       Second Quarter         $49 15/16         $37 1/2         $.025
       First Quarter          $51               $37 3/16        $.025

             1999
             ----
       Fourth Quarter         $45 3/8           $31             $.025
       Third Quarter          $43 7/8           $29 5/8         $.025
       Second Quarter         $44 1/4           $26 3/4         $.025
       First Quarter          $35 1/8           $25 7/8         $.025

The Company pays quarterly cash dividends on its outstanding shares of common stock. The determination of the amount of future cash dividends, if any, to be declared and paid by the Company will depend upon, among other things, the Company's financial condition, funds from operations, level of capital expenditures, future business prospects and other factors deemed relevant by the Board of Directors. The closing prices of the Company's Class A common stock were $35.07 and $34.15 for the Class B common stock as of March 15, 2001.

RECAPITALIZATION AND DISTRIBUTION TRANSACTION

On October 9, 2000, St. Joe Company (St. Joe) and FECI completed the recapitalization of FECI, and St. Joe implemented the pro-rata spin-off to St. Joe shareholders of St. Joe's approximate 54.0 percent interest in FECI. Under the terms of the recapitalization, which was approved along with certain corporate governance provisions at a special meeting of FECI shareholders on March 8, 2000, St. Joe received a new class of FECI common stock, Class B common stock (NYSE: FLA.b) for each share of FECI common stock it owned. St. Joe then distributed the Class B common stock to its shareholders, after which it no longer has an equity interest in FECI. Holders of Class B common stock have the right to elect, as a class, at least 80.0 percent of FECI's Board of Directors.

All shares of FECI common stock, other than Class B common stock, have been redesignated as FECI Class A common stock. The Class A common stock will continue trading on the NYSE under the symbol FLA. Except with respect to voting rights for the election or removal of Directors, the Class A and Class B common stocks are substantially identical.

St. Joe and its affiliates continue to provide real estate services to the Company under contracts expiring in October 2003, including property management and leasing, development management and construction coordination.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below with respect to the Company's consolidated statements of income for each of the five years in the period ended December 31, 2000, and with respect to the consolidated balance sheets for the same periods are derived from the consolidated financial statements.

                                                                       YEARS ENDED DECEMBER 31,
                                                   ----------------------------------------------------------------
(dollars in thousands, except per share amounts)     2000          1999          1998          1997          1996
                                                   --------      --------      --------      --------      --------

INCOME STATEMENT DATA:

Operating Revenues                                  276,276       323,887       246,812       249,762       207,227
Operating Expenses                                 *241,092     **262,863       189,939       198,198       170,425
                                                   --------     ---------      --------      --------      --------

Operating Profit                                     35,184        61,024        56,873        51,564        36,802

Other Income (net)                                    7,832       **4,986        13,326        11,393        11,315

Income before Income Taxes                           43,016        66,010        70,199        62,957        48,117
Provision for Income Taxes                           17,258        25,231        26,578        22,822        17,703
                                                   --------      --------      --------      --------      --------

Net Income                                           25,758        40,779        43,621        40,135        30,414
                                                   ========      ========      ========      ========      ========

Earnings Per Share - Basic                         $   0.71      $   1.12      $   1.20      $   1.11      $   0.84
Earnings Per Share - Diluted                       $   0.70      $   1.12      $   1.20      $   1.11      $   0.84

Weighted-Average Shares - Basic                      36,365        36,302        36,286        36,286        36,208
                                                   ========      ========      ========      ========      ========

Weighted-Average Shares - Diluted                    36,706        36,509        36,299        36,286        36,208
                                                   ========      ========      ========      ========      ========

Cash Dividends Declared on Common Stock               3,643         3,636         3,627         3,624         3,627
                                                   ========      ========      ========      ========      ========

Cash Dividends Declared Per Share on
  Common Stock                                     $   0.10      $   0.10      $   0.10      $   0.10      $   0.10
                                                   ========      ========      ========      ========      ========

                                                                              AT DECEMBER 31,
                                                    -----------------------------------------------------------------
(dollars in thousands)                                 2000           1999         1998          1997          1996
                                                    ---------       -------       -------       -------       -------

BALANCE SHEET DATA:
Total Assets                                        1,111,538       910,878       871,541       825,490       789,681
Cash and Investments                                   32,690       102,552        85,423       103,144        94,229
Properties Less Accumulated Depreciation              989,283       742,176       720,891       663,672       636,019
Shareholders' Equity                                  748,104       724,441       686,831       648,875       608,796

*Restructuring and other costs of $5,282 are included in operating expenses for the year ended December 31, 2000.
**Special charges of $7,487 and $762 are included in operating expenses and other income, respectively, for the year ended December 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis should be read in conjunction with Item 8-Consolidated Financial Statements, Item 1-Business and Item 2-Properties included elsewhere herein. The following discussion contains forward-looking statements, see cautionary statement at the front of this Report. The Company's actual results may differ significantly from those projected in the forward-looking statements.

GENERAL OVERVIEW

FECI is a holding company engaged, through four wholly owned subsidiaries, in the rail, real estate, telecommunications and trucking businesses.

Except for certain of the Company's trucking and telecommunications assets and operations, the Company's assets and operations are located in the state of Florida. Consequently, more broadly, the Company's performance is significantly affected by the general health of the Florida economy, as well as the national economy. The Company's real estate operations are cyclical and are affected by local demographic and general economic trends and the supply and rate of absorption of new construction. Although the Company's real estate business has a large portfolio of income-producing properties that provide stable operating results, the Company's real estate earnings may be significantly affected from period to period by the nature and timing of sales of developed property and other assets.

The Company generates rail operating revenues primarily from the movement of freight in both conventional freight cars and intermodal shipments of containers and trailers on flatcars over its rail lines. Freight revenues are recorded proportionately as freight moves from origin to destination. Modest non-freight operating revenues are derived from demurrage and detention (equipment per diem paid by customers), switching, weighing, special train and other transportation services, as well as from services rendered to freight customers and other outside parties by the Company's Maintenance of Way, Communications and Signals and Maintenance of Equipment Departments. The Company has one railroad customer, which accounted for approximately 15.3 percent, 17.0 percent and 18.0 percent of its operating revenues in 1998, 1999 and 2000, respectively. The Company does not believe that this customer will cease to be a rail shipper or will significantly decrease its freight volume in the foreseeable future. In the event that this customer or another large customer should cease or significantly reduce its rail freight operations, management believes that the Company could restructure its operations to reduce operating costs by an amount sufficient to offset the decrease in operating revenues.

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

Real estate operating revenues are generated from (i) rental contracts on its commercial and industrial portfolio of buildings and (ii) sales of land and/or buildings.

Real estate operating expenses include the costs of real estate sales and managing commercial and industrial properties. The Company sells certain real estate holdings when it determines its rate of return on such property is advantageous. Real estate sales expenses can fluctuate significantly year-to-year due to the costs of such sales. The Company incurs property management expenses, such as building maintenance and leasing costs and property taxes, as new buildings are completed and placed in the Company's inventory of leasable properties.

Passive telecommunications revenues are generated from leases of railroad right-of-way to other telecommunications companies for the installation of fiber optic and other facilities. EPIK's telecommunications revenues are generated from a variety of product offerings, including leasing of bandwidth capacity on the lit network, long-term contracts for collocation space and dark fiber along the southeast regional footprint, as well as metro fiber rings being developed/completed in seven major Florida/Georgia metropolitan cities (Atlanta, Jacksonville, Orlando, Tampa, Miami, Daytona and Melbourne). Bandwidth capacity, collocation and dark fiber revenues are recognized over the lease contract.

EPIK's telecommunications expenses are primarily related to customer service, network operations and sales and marketing activities. These expenses include salaries and wages, employee benefits, professional services and purchased services. Also, included in telecommunications expenses is depreciation related to the completed portion of the southeast network and operational infrastructure (i.e., buildings, furniture, etc.)

Trucking revenues are generated by various services, including full over-the-road service, intermodal pick up and delivery and transportation brokerage.

CONSOLIDATED RESULTS OF OPERATIONS

Operating revenues decreased by $47.6 million to $276.3 million in 2000 from $323.9 million in 1999. This decrease results primarily from decreased Flagler realty sales of $61.9 million, offset by increased Flagler rental revenues, telecommunication revenues and trucking revenues. During the prior year, Flagler sold three industrial parks accounting for $62.5 million of 1999 revenues. Flagler's rental revenues increased $6.0 million in 2000 as lease-up occurred on properties completed in 1999 and 2000. EPIK's telecommunications revenues increased $3.2 million in 2000 as collocation and capacity products were made available on the southeast network. Trucking revenues increased $2.6 million as the new management team focused freight service offerings in the Southeast jointly with FECR's freight services.

RESULTS FOR 2000 COMPARED TO 1999

Discussions are based on segment information - see Note 9 included in Item 8 of this Report.

REVENUES

       RAILWAY

FECR handled 176,545 rail carloads in 2000 compared to 173,759 in 1999, an increase of 2,786 carloads or 1.6 percent. The railroad handled 269,337 intermodal units in 2000 compared to 287,359 in 1999, a decrease of 18,022 or
6.3 percent.

FECR's operating revenues were comparable at $164.8 million for 2000 versus $164.9 million for 1999. While aggregate loadings remained strong at 111,921 loads, an increase of 1,666 units over 1999 results, decreased intermodal traffic offset the aggregate revenue gains. Intermodal traffic continues to be adversely affected by operational difficulties of connecting carriers and a general softening of the economy, especially during the second half of 2000. Aggregate loadings reflected a strong Florida economy where private construction and public projects (e.g., highways, etc.) continued to demand aggregate products. All other traffic types were comparable year-over-year. Miscellaneous freight charges, which include switching, demurrage, detention and rents for operating properties/facilities increased $0.9 million due to increased focus on provisioning and billing these value added services for our freight customers.

       REAL ESTATE

Realty rental and sales revenues from both Flagler and other realty operations were $75.0 million for 2000 compared to $129.6 million for 1999. The decrease from the prior year is primarily associated with real estate sales in 1999 that generated $78.4 million in revenue, and included the disposal of three business parks with 1.5 million sq. ft. of land and several undeveloped land parcels. Sales of several undeveloped land parcels generated $17.5 million in revenues in 2000. The decrease in revenues associated with real estate sales was somewhat offset by increases in rental revenues. Flagler's rental operations generated $54.2 million in 2000 rental revenues compared to $48.2 million in 1999. Other rental revenues increased to $3.3 million in 2000 compared to $3.0 million in 1999.

At year-end 2000, Flagler held 51 finished buildings with 5.3 million sq. ft. and 93.0 percent occupancy. Flagler's "same store" properties, including 46 buildings with 4.7 million sq. ft., were 94.0 percent occupied at December 31, 2000 compared to 89.0 percent at December 31, 1999. "Same store" rental revenues increased by $2.1 million, with $43.7 million generated in 2000 over $41.6 million in 1999. Increases were principally due to occupancy improvements.

Four 100.0 percent owned Flagler operating properties, with 511,000-sq. ft. placed in service during 1999, were

89.0 percent occupied at year-end 2000. One 101,000-sq. ft. build-to-suit facility was placed in service during May 2000. Three additional properties, with 408,000-sq. ft., received certificates of occupancy during 2000 and are currently in lease-up period. Together, these properties generated $9.4 million in revenues during 2000, an increase of $7.6 million over 1999's revenues of $1.8 million. Operating properties that were sold during 1999 generated $3.5 million in revenues, with no corresponding revenues in 2000.

At the end of fourth quarter 2000, Flagler had 12 projects with 1.8 million sq. ft. in various stages of development (408,000-sq. ft. in lease-up period; 532,000-sq. ft. under construction; 883,000-sq. ft. in pre-development).

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

EBITDA generated by the realty segment totaled $39.8 million for 2000 compared to $50.6 million in the prior year. The decrease is related to real estate sales. Flagler's real estate sales generated EBITDA of $7.8 million in 2000 compared to $21.0 million in the prior year. Flagler's 1999 sales EBITDA included the disposition of three business parks, including 1.5 million sq. ft. and several undeveloped land parcels. Flagler's 2000 sales include the disposition of ancillary land holdings only, with no operating properties sold during the year. Other realty land sales generated $1.8 million EBITDA in 2000 and $0.8 million in 1999.

EBITDA decreases related to real estate sales are somewhat offset by increases related to rental activities. Flagler's rental operations (net of overheads) generated 2000 EBITDA of $27.4 million over $26.1 million for 1999. EBITDA covering rail realty rental operations was $2.9 million in 2000 over $2.7 million for 1999.

Flagler's operating properties generated $36.3 million in 2000's rental EBITDA, with $32.4 million generated in the prior year. "Same store" EBITDA improved 4.0 percent with $29.8 million in 2000 compared to $28.5 million in 1999. New properties completed in 1999 and 2000 (including properties currently in lease-up period) contributed $6.5 million in 2000 EBITDA compared to $1.4 million in 1999. Properties that were disposed of generated $2.5 million in rental EBITDA during 1999, with no corresponding EBITDA in 2000.

      TELECOMMUNICATIONS

EPIK's revenues were $3.4 million for 2000. Fourth quarter revenues were $2.4 million as significant new segments of the southeast regional footprint became operational. EPIK's revenue backlog increased over 450.0 percent in 2000 to over $180.0 million, with 70.0 percent of the backlog from collocation and the remainder from dark fiber, capacity and IP services.

Revenues from passive fiber leases increased $1.7 million to $7.0 million in 2000. This increase results from favorable leasing activities with major telecommunications companies (e.g., MCI, Qwest, etc.) and a $0.8 million settlement of a dispute with a telecommunications company over amounts due for installations on FECR's property.

       TRUCKING

The Company's trucking subsidiary's operating revenues increased to $31.6 million in 2000 from $29.0 million in 1999. This increase reflects improved sales efforts resulting in additional customer accounts. For the year, traffic interchanged with the FECR improved by 14.0 percent.

EXPENSES

Operating expenses decreased by $21.8 million in 2000 to $241.1 million from $262.9 million in 1999. Most notably, expenses for Flagler's realty sales decreased $48.7 million, reflecting $48.6 million of costs associated with the sale of three previously mentioned industrial parks. Increased Flagler's realty rental operating expenses of $7.8 million resulted from costs associated with the lease-up of new operating buildings and increased staffing at Flagler's headquarters' operation. Railway's expenses decreased $9.2 million to $121.2 million in 2000. Railway's expenses included $5.5 million of special charges in 1999, and $2.7 million related to the settlement of previous year's litigation. The remaining decrease in expenses was the net of a $5.0 million fuel price increase offset by a wide spectrum of cost savings. EPIK's start-up costs increased $21.1 million to $24.4 million as it implemented the business plan for the southeast network. Trucking expenses increased $9.5 million as the company reorganized its operations and personnel. Corporate general and administrative expenses decreased $1.9 million to $7.0 million as 1999's expenses included $2.5 million of spin-off related costs.

       RAILWAY

Excluding a 62.3 percent fuel price increase ($5.0 million) and the 1999 special charges ($5.5 million), FECR's operating expenses decreased by $8.7 million or
7.0 percent over 1999. Decreases in expenses included labor and benefits ($2.3 million), car hire ($1.2 million), casualty and insurance ($2.2 million), fuel efficiency ($1.0 million), and other costs, primarily derailment expenses ($0.9 million). Labor and benefits decreased as operational and headquarters' efficiencies allowed the number of employees to decrease by 6.0 percent. An increased focus on car utilization and velocity decreased car hire net costs by $1.2 million. Network operations were improved to allow significant improvement in total transit time for foreign equipment on FECR's rail line. Results for casualty and insurance expenses for 1999 included a $2.7 million settlement for a prior year's incident. During 2000, FECR effectively administered an improved shutdown policy which helped to increase fuel efficiency by $1.0 million. FECR experienced a reduced number of derailments during 2000, which reduced costs by $0.8 million, the largest decrease in a number of decreases for other costs. Railway segment's operating ratio improved to 73.5 percent compared to 75.7 percent in 1999 (excluding special charges). On a fuel neutral basis, the operating ratio would have been 70.5 percent for 2000.

       REAL ESTATE

Realty rental and sales operating expenses (after depreciation and amortization) for both Flagler and other realty decreased from $94.8 million in 1999 to $54.0 million in 2000. The decrease is associated with fewer real estate sales in 2000. As previously discussed, sales in 1999 included the disposal of three business parks with 1.5 million sq. ft. of operating properties, as well as several undeveloped land parcels. Sales for 2000 included undeveloped land parcels only, with no operating properties disposed of during the year. Sales expenses totaled $7.9 million for 2000 compared to $56.7 million in 1999.

Offsetting the decreases in expenses associated with real estate sales were increases in expenses related to rental activities. "Same store" rental expenses (before depreciation and amortization) increased by $0.9 million from $13.2 million in 1999 to $14.1 million in 2000. Expenses (before amortization and depreciation) related to projects completed in 1999 and 2000 (including those currently in lease-up period) increased by $2.4 million from $0.5 million in 1999 to $2.9 million in 2000. "Sold store" expenses were $1.1 million in 1999, with no corresponding expenses in 2000. Asset management fees/corporate overhead and depreciation/amortization increased by $4.8 million, all costs that are determined by the value of and/or additions to the portfolio, along with transition costs associated with Flagler's new management team.

       TELECOMMUNICATIONS

Costs of service expenses were $2.4 million for 2000, an increase of $2.4 million and 100.0 percent. During 2000, EPIK completed network operations accounting for the increase in this expense category. EPIK's selling, general and administrative expenses increased to $22.0 million in 2000 from $3.3 million in 1999 and were reflective of start-up costs, primarily wages, benefits, professional services and sales and marketing expenses, necessary to execute its business plan for the development of the southeast regional footprint.

       TRUCKING

Trucking expenses increased $9.5 million to $39.8 million at December 31, 2000. Increased expenses reflected a number of costs and restructuring charges, including expenses associated with relocation of the Company's headquarters from Cincinnati, Ohio to Jacksonville, Florida, as well as force reductions and severance payments, and the addition of new facilities and staff at the new headquarters. The costs and charges also include the restructuring of the existing network, the opening of an additional terminal in Charlotte, North Carolina, and a charge for the impairment of goodwill associated with the original acquisition and operations of FLX. The total amount of the pre-tax charges is $5.3 million.

Excluding the costs and restructuring charges, operating expenses were $34.5 million compared with $30.2 million for the same period last year. This increase in expenses primarily relates to insurance and casualty costs ($0.7 million), increased fuel costs ($0.6 million), and transition costs for the new management team ($0.3 million), as well as higher line-haul costs associated with increased revenues (driver costs $0.1 million, drayage costs $0.9 million, brokerage costs $0.4 million, equipment lease expense $0.5 million, and $0.7 million increase in rail interchange costs).

CORPORATE GENERAL & ADMINISTRATIVE

The decrease in corporate general and administrative expenses of $1.9 million in 2000 related primarily to $2.5 million of spin-off (legal and consulting) costs incurred and reflected in the 1999 results.

OTHER INCOME

Other income increased $2.8 million to $7.8 million primarily from a $2.4 million TTX dividend received during the first quarter of 2000. FECR owns 1.0 percent of TTX, a provider of intermodal equipment. Dividends from TTX have historically been infrequent.

INCOME TAX

Income tax expenses represent an effective rate of 40.1 percent in 2000 compared to an effective rate of 38.2 percent in 1999.

NET INCOME

Net income was $25.8 million or $0.70 per diluted share for 2000 compared to net income of $40.8 million or $1.12 per diluted share in 1999.

                          SUMMARY OF OPERATING RESULTS
                          ----------------------------
                                  2000 vs. 1999
                                  -------------

INFORMATION BY INDUSTRY SEGMENT
(dollars in thousands)

OPERATING REVENUES                              2000           1999      $ Change
------------------                              ----           ----      --------
Railway (a)                                  164,844        164,899           (55)
Trucking                                      31,601         29,011         2,590
Realty:
  Flagler Realty Rental (b)                   54,196         48,179         6,017
  Flagler Realty Sales                        15,692         77,608       (61,916)
  Other Rental                                 3,253          2,979           274
  Other Sales                                  1,815            803         1,012
                                             ------------------------------------
Total Realty                                  74,956        129,569       (54,613)
Telecommunications:
  EPIK Communications                          3,393            160         3,233
  Fiber Leases                                 6,984          5,271         1,713
                                             ------------------------------------
Total Telecommunications                      10,377          5,431         4,946

Total Revenues (segment)                     281,778        328,910       (47,132)
  Intersegment Revenues                       (5,502)        (5,023)         (479)
                                             ------------------------------------
Total Revenues (consolidated)                276,276        323,887       (47,611)

OPERATING EXPENSES
------------------
Railway (c)                                  121,181        130,370        (9,189)
Trucking (d)                                  39,752         30,223         9,529
Realty:
  Flagler Realty Rental                       45,632         37,824         7,808
  Flagler Realty Sales                         7,930         56,650       (48,720)
  Other Rental                                   437            355            82
  Other Sales                                     --             --            --
                                             ------------------------------------
Total Realty                                  53,999         94,829       (40,830)
Telecommunications:
  EPIK Communications                         24,426          3,289        21,137
  Fiber Leases                                   191            255           (64)
                                             ------------------------------------
Total Telecommunications                      24,617          3,544        21,073
Corporate General & Administrative (e)         7,045          8,920        (1,875)
                                             ------------------------------------
Total Expenses (segment)                     246,594        267,886       (21,292)

  Intersegment Expenses                       (5,502)        (5,023)         (479)
                                             ------------------------------------
Total Expenses (consolidated)                241,092        262,863       (21,771)

(dollars in thousands)
OPERATING PROFIT (LOSS)                         2000          1999      $ Change
-----------------------                         ----          ----      --------
Railway                                       43,663        34,529         9,134
Trucking                                      (8,151)       (1,212)       (6,939)
Realty                                        20,957        34,740       (13,783)
Telecommunications                           (14,240)        1,887       (16,127)
Corporate General & Administrative            (7,045)       (8,920)        1,875
                                             -------       -------       -------
Segment & Consolidated Operating Profit       35,184        61,024       (25,840)

Other Income (net)                             7,832         4,986         2,846
                                             -------       -------       -------

Income before Taxes                           43,016        66,010       (22,994)

Provision for income taxes                   (17,258)      (25,231)        7,973
                                             -------       -------       -------

Net Income                                    25,758        40,779       (15,021)
                                             =======       =======       =======


EBITDA BY INDUSTRY SEGMENT (f)

                                                            2000          1999      $ Change
                                                            ----          ----      --------
RAILROAD EBITDA                                           58,529        49,148         9,381
REALTY EBITDA:
EBITDA from Flagler operating properties rents            36,279        32,391         3,888
EBITDA (loss) from Flagler land rents/holding costs       (3,092)       (2,329)         (763)
Equity pickups on partnership rents                           78           110           (32)
Less: unallocated corporate overhead                      (5,895)       (4,046)       (1,849)
                                                         -------        ------       -------

EBITDA from Flagler rental properties, net of
overheads                                                 27,370        26,126         1,244

EBITDA from Flagler real estate sales, net of
overheads                                                  7,762        20,959       (13,197)
                                                         -------        ------       -------

Total EBITDA - Flagler                                    35,132        47,085       (11,953)
                                                         -------        ------       -------

EBITDA from other rental                                   2,857         2,671           186
EBITDA from other real estate sales                        1,815           803         1,012

Total EBITDA - real estate segment                        39,804        50,559       (10,755)
                                                         =======        ======       =======

EPIK EBITDA                                              (18,649)       (3,120)      (15,529)
                                                         =======        ======       =======

                          SUMMARY OF OPERATING EXPENSES
                          -----------------------------
                                  2000 vs. 1999
                                  -------------

RAIL OPERATING EXPENSES     (dollars in thousands)     2000               1999           $ Change
-----------------------                                ----               ----           --------
  Compensation & Benefits                            47,197             53,874            (6,677)
  Fuel                                               13,851              9,706             4,145
  Equipment Rents (net)                               1,129              2,306            (1,177)
  Depreciation                                       14,825             14,582               243
  Purchased Services                                  8,616              8,958              (342)
  Repairs Billed to/by Others (net)                  (2,961)            (2,086)             (875)
  Load/Unload                                         7,392              8,010              (618)
  Casualty & Insurance                                3,523              5,698            (2,175)
  Property Taxes                                      4,500              4,280               220
  Materials                                           9,443             10,832            (1,389)
  General & Administrative                           10,932             10,590               342
  Other                                               2,734              3,620              (886)
                                                    -------            -------            ------
Total Operating Expenses-Rail Segment               121,181            130,370            (9,189)
                                                    =======            =======            ======

TRUCKING OPERATING EXPENSES
---------------------------
  Compensation & Benefits                             3,487              3,282               205
  Fuel                                                1,659              1,092               567
  Equipment Rents (net)                               2,875              1,519             1,356
  Depreciation                                           41                 35                 6
  Purchased Services                                 12,161             10,910             1,251
  Repairs Billed to/by Others (net)                     808                972              (164)
  Casualty & Insurance                                2,611              1,947               664
  Property Taxes                                        242                257               (15)
  General & Administrative                            9,751              4,833             4,918
  Other                                                 759                677                82
  Intersegment Expenses                               5,358              4,699               659
                                                    -------            -------            ------
Total Operating Expenses-Trucking Segment            39,752             30,223             9,529
                                                    =======            =======            ======

REALTY OPERATING EXPENSES
-------------------------
  Real Estate Taxes-Developed                         5,775              5,157               618
  Repairs & Maintenance-Recoverable                   1,504              1,271               233
  Services, Utilities, Management Costs               9,144              8,085             1,059
                                                    -------             ------           -------
    Subtotal-Expenses subject to recovery            16,423             14,513             1,910

  Realty Sales Expense                                7,929             56,650           (48,721)
  Real Estate Taxes-Undeveloped Land                  3,266              2,773               493
  Repairs & Maintenance-Non-recoverable               1,262                558               704
  Depreciation & Amortization                        18,461             15,536             2,925
  SG&A-Non-recoverable                                6,658              4,799             1,859
                                                    -------             ------           -------
    Subtotal-Non-recoverable Expenses                37,576             80,316           (42,740)

TOTAL OPERATING EXPENSES-REALTY SEGMENT              53,999             94,829           (40,830)
                                                    =======             ======           =======

TOTAL OPERATING EXPENSES-TELECOM SEGMENT             24,617              3,544            21,073
                                                    -------            -------           -------
CORPORATE GENERAL & ADMINISTRATIVE                    7,045              8,920            (1,875)
                                                    -------            -------           -------
TOTAL SEGMENT OPERATING EXPENSES                    246,594            267,886           (21,292)
                                                    =======            =======           =======

(Prior years results have been reclassified to conform to current year's presentation.)

(a) Included intersegment revenues of $5,358 and $4,699 for the year ended December 31, 2000 and 1999, respectively.

(b) Included intersegment revenues of $144 and $324 for the year ended December 31, 2000 and 1999, respectively.

(c) Included intersegment expenses of $69 and $136 for the year ended December 31, 2000 and 1999, respectively.

(d) Included intersegment expenses of $5,358 and $4,699 for the year ended December 31, 2000 and 1999, respectively.

(e) Included intersegment expenses of $75 and $188 for the year ended December 31, 2000 and 1999, respectively.

(f) EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization.

RESULTS FOR 1999 COMPARED TO 1998

       RAILWAY

FECR handled 174,000 rail carloads in 1999 compared to 161,000 in 1998, an increase of 13,000 carloads or 8.1 percent. The railroad handled 287,000 intermodal units in 1999 compared to 326,000 in 1998, a decrease of 39,000 or
12.0 percent.

FECR's revenues increased to $164.9 million in 1999 from $162.4 million in 1998, an increase of $2.5 million or 1.5 percent. This increase was primarily attributable to increases in shipments of aggregates and automotive/automotive parts traffic. Aggregate shipments increased by 7,100 carloads or 6.8 percent in 1999 over 1998. This increase is reflective of a sustaining strong Florida economy as evidenced with continued growth in residential and commercial markets, as well as highway construction projects. Automotive and automobile-related traffic increased by approximately 1,800 rail cars or 8.0 percent in 1999 over 1998. The increase in the number of automotive shipments is primarily attributable to continued strength in the shipment of new vehicles to Miami, as well as the opening of an automotive handling facility on the Company's property in Titusville in 1998 by NS.

The decrease in intermodal shipments includes a decrease of approximately 25,700 or 11.0 percent in trailers handled, and a decrease in containers handled of 13,600 or 12.9 percent. The overall 12.0 percent decrease in intermodal shipments primarily results from NS's service redesign that commenced in 1998 whereby certain terminals along the East Coast of Florida were no longer marketed. Port consolidations and the repositioning of certain traffic from 20' to 40' equipment also contributed to the decrease.

Other carload traffic increased 4,200 carloads or 11.9 percent. This increase was primarily due to additional traffic received at the new NS bulk terminal facility located on FECR's right-of-way. Traffic volumes associated with SCFE also increased in 1999.

       REAL ESTATE

The Company generated operating revenues ($129.6 million in 1999 and $53.1 million in 1998) in its realty segment from both real estate owned by Flagler and FECR. Flagler generated revenues ($125.8 million in 1999 and $50.2 million in 1998) from rent of its improved and certain unimproved properties and sales of certain real estate assets. FECR's realty revenues ($3.8 million in 1999 and $3.0 million in 1998) are generated by leases and sales of non-operating properties.

Flagler's revenues increased by $75.6 million (151.0 percent) to $125.8 million in 1999 compared to $50.2 million in 1998. The increase is primarily associated with 1999 real estate sales, which contributed $70.1 million to the increase over 1998. Two industrial parks in Miami, with ten warehouse buildings (1.2 million sq. ft.), were sold in the first quarter of 1999, generating revenues of $49.0 million. Additionally, one industrial park in Jacksonville, with six buildings, was sold during December 1999, generating revenues of $13.6 million. Increased rental revenues contributed the remaining $5.5 million of the increase in total Flagler revenues over 1998 rental revenues of $42.7 million. Increased rental revenues were primarily generated from increased occupancy and rental rates of buildings completed during 1998 and "leased-up" during 1998 and 1999. Increases in rental revenues from "same store" ($2.5 million) and new buildings completed in 1999 ($1.9 million) were offset by decreased revenues ($3.9 million) from buildings sold during 1999.

Flagler generated EBITDA of approximately $47.1 million in 1999 compared to $27.1 million in 1998, a $20.0 million increase or 74.0 percent over 1998. $15.0 million of the increased EBITDA resulted from sales of the previously mentioned industrial parks and certain undeveloped land parcels. The remaining increases in EBITDA related to rental activities.

       TELECOMMUNICATIONS

Telecommunications revenues were $5.4 million for 1999, $1.0 million less than 1998. Included in 1998 revenues was a $2.5 million recognition of a non-monetary exchange involving fiber optic cables. Results reflect increased revenues provided under lease renewals and new leases for 1999.

       TRUCKING

The Company's trucking subsidiary's operating revenues were down slightly at $29.0 million in 1999 from $29.8 million in 1998. This decrease was primarily attributable to the loss of three customer accounts during the third quarter, which was not fully offset by new business.

EXPENSES

Segment operating expenses overall increased $73.1 million to $267.9 million in 1999. Operating expense increases consisted of approximately $57.6 million in the realty segment, $5.4 million for the railway segment, $3.4 million in the telecommunications segment, $6.2 million for corporate general and administrative and $0.5 million for the trucking segment in 1999.

       RAILWAY

Operating expenses increased $5.4 million to $130.4 million at December 31, 1999. Included in 1999 operating expenses were $5.5 million of special charge items shown in Note 4 of the financial statements. These special charge items were included in the captions "Materials" ($1.2 million) and "General and Administrative" ($4.3 million). Increased fuel costs of $0.4 million, a $2.7 million settlement of a lawsuit involving a 1994 incident, and costs of $1.2 million associated with a second quarter derailment were offset by savings generated from severance programs started in late 1998 ($2.0 million); cost control initiatives implemented in 1999 ($2.7 million), and reduced intermodal expenses as volumes decreased ($0.9 million).

       REAL ESTATE

Real estate expenses increased by $57.6 million to $94.8 million in 1999. The sale of three industrial parks previously mentioned caused real estate expenses to increase $53.6 million over 1998. Rental operating expenses accounted for the remaining increased expenses, and reflected overall increased costs of "same store" and new buildings, along with increased management fees.

       TELECOMMUNICATIONS

Telecommunications expenses, which increased $3.4 million to $3.5 million in 1999, reflected the start-up of EPIK. EPIK established offices in Orlando, began its initial operations, and built a team of 13 professionals during 1999.

       TRUCKING

Trucking expenses increased $0.5 million to $30.2 million at December 31, 1999. Increased expenses primarily resulted from increased casualty expenses of $1.0 million that related to prior year incidents, while operating costs decreased with revenue volumes.

CORPORATE GENERAL & ADMINISTRATIVE

The increase in corporate general and administrative expenses of $6.2 million in 1999 related to $2.0 million of special charges for the curtailment of certain compensation plans, $2.5 million of spin-off (legal and consulting) costs incurred, and $1.9 million of increased staffing and moving costs as the new management team was assembled.

OTHER INCOME

Other income generated from investments and other transactions decreased to $5.0 million in 1999, a decrease of $8.3 million or 62.6 percent over 1998. The decrease primarily resulted from decreases in investment income as the Company liquidated certain investments to fund capital expenditures for transportation projects and new building construction, along with the recognition of unrealized losses on certain investments and the write-off of certain information technology assets that were included in the second quarter special charges.

INCOME TAX

Income tax expenses decreased by approximately $1.4 million to $25.2 million in 1999, representing an effective rate of 38.2 percent compared to an effective rate of 37.9 percent in 1998.

NET INCOME

Net income was $40.8 million or $1.12 per diluted share in 1999 compared to net income of $43.6 million or $1.20 per diluted share in 1998.

                          SUMMARY OF OPERATING RESULTS
                          ----------------------------
                                  1999 vs. 1998
                                  -------------

 INFORMATION BY INDUSTRY SEGMENT
 (dollars in thousands)


OPERATING REVENUES                                  1999               1998          $ Change
------------------                                  ----               ----          --------
  Railway (a)                                    164,899            162,389             2,510
  Trucking                                        29,011             29,774              (763)
  Realty:
    Flagler Realty Rental (b)                     48,179             42,672             5,507
    Flagler Realty Sales                          77,608              7,513            70,095
    Other Rental                                   2,979              2,505               474
    Other Sales                                      803                459               344
                                                 -------           --------           -------
  Total Realty                                   129,569             53,149            76,420
  Telecommunications:
    EPIK Communications                              160                 --               160
    Fiber Leases                                   5,271              6,392            (1,121)
                                                 -------           --------           -------
  Total Telecommunications                         5,431              6,392              (961)
  Total Revenues (segment)                       328,910            251,704            77,206
     Intersegment Revenues                        (5,023)            (4,892)             (131)
                                                 -------           --------           -------
  Total Revenues (consolidated)                  323,887            246,812            77,075

OPERATING EXPENSES
------------------
  Railway (c)                                    130,370            124,936             5,434
  Trucking (d)                                    30,223             29,726               497
  Realty:
    Flagler Realty Rental                         37,824             34,534             3,290
    Flagler Realty Sales                          56,650              2,563            54,087
    Other Rental                                     355                160               195
    Other Sales                                       --                 --                --
                                                 -------            -------           -------
Total Realty                                      94,829             37,257            57,572
Telecommunications:
  EPIK Communications                              3,289                 --             3,289
  Fiber Leases                                       255                177                78
                                                 -------            -------           -------
Total Telecommunications                           3,544                177             3,367
Corporate General & Administrative (e)             8,920              2,735             6,185
                                                 -------            -------           -------
Total Expenses (segment)                         267,886            194,831            73,055
  Intersegment Expenses                           (5,023)            (4,892)             (131)
                                                 -------            -------           -------
Total Expenses (consolidated)                    262,863            189,939            72,924

(dollars in thousands)                                               1999             1998           $ Change
                                                                     ----             ----           --------
OPERATING PROFIT (LOSS)
-----------------------
Railway                                                           34,529            37,453            (2,924)
Trucking                                                          (1,212)               48            (1,260)
Realty                                                            34,740            15,892            18,848
Telecommunications                                                 1,887             6,215            (4,328)
Corporate General & Administrative                                (8,920)           (2,735)           (6,185)
                                                                 -------            ------            ------
Segment & Consolidated Operating Profit                           61,024            56,873             4,151

Other Income (net)                                                 4,986            13,326            (8,340)
                                                                 -------            ------            ------

Income before Taxes                                               66,010            70,199            (4,189)

Provision for Income Taxes                                       (25,231)          (26,578)            1,347
                                                                 -------           -------            ------

Net Income                                                        40,779            43,621            (2,842)
                                                                 =======           =======            ======

EBITDA BY INDUSTRY SEGMENT

                                                                    1999              1998           $ Change
                                                                    ----              ----           --------
RAILROAD EBITDA                                                   49,148            52,085            (2,937)
                                                                  ======            ======            ======
REALTY EBITDA:
EBITDA from Flagler operating properties rents                    32,391            27,090             5,301
EBITDA (loss) from Flagler land rents/holding costs               (2,329)           (2,268)              (61)
Equity pickups on partnership rents                                  110                --               110
Less: unallocated corporate overhead                              (4,046)           (2,737)           (1,309)
                                                                  ------            ------            ------

EBITDA from Flagler rental properties, net of overheads           26,126            22,085             4,041

EBITDA from Flagler real estate sales, net of overheads           20,959             5,054            15,905
                                                                  ------            ------            ------

Total EBITDA - Flagler                                            47,085            27,139            19,946
                                                                  ------            ------            ------

EBITDA from other rental                                           2,671             2,345               326
EBITDA from other real estate sales                                  803               459               344

Total EBITDA - real estate segment                                50,559            29,943            20,616
                                                                  ======            ======            ======

EPIK EBITDA                                                       (3,120)               --            (3,120)
                                                                  ======            ======            ======

                          SUMMARY OF OPERATING EXPENSES
                                  1999 VS. 1998

RAIL OPERATING EXPENSES (dollars in thousands)         1999               1998          $ CHANGE
                                                       ----               ----          --------
  Compensation & Benefits                            53,874             52,108             1,766
  Fuel                                                9,706              9,220               486
  Equipment Rents (net)                               2,306              1,671               635
  Depreciation                                       14,582             14,802              (220)
  Purchased Services                                  8,958             10,054            (1,096)
  Repairs Billed to/by Others (net)                  (2,086)            (1,368)             (718)
  Load/Unload                                         8,010              8,622              (612)
  Casualty & Insurance                                5,698              5,787               (89)
  Property Taxes                                      4,280              4,008               272
  Materials                                          10,832             11,124              (292)
  General & Administrative                           10,590              6,949             3,641
  Other                                               3,620              1,959             1,661
                                                    -------            -------            ------
Total Operating Expenses-Rail Segment               130,370            124,936             5,434
                                                    =======            =======            ======

TRUCKING OPERATING EXPENSES

  Compensation & Benefits                             3,282              3,439              (157)
  Fuel                                                1,092              1,180               (88)
  Equipment Rents (net)                               1,519              1,624              (105)
  Depreciation                                           35                 55               (20)
  Purchased Services                                 10,910             11,511              (601)
  Repairs Billed to/by Others (net)                     972              1,236              (264)
  Casualty & Insurance                                1,947                779             1,168
  Property Taxes                                        257                221                36
  General & Administrative                            4,833              4,627               206
  Other                                                 677                314               363
  Intersegment Expenses                               4,699              4,740               (41)
                                                    -------            -------            ------
Total Operating Expenses-Trucking Segment            30,223             29,726               497
                                                    =======            =======            ======

REALTY OPERATING EXPENSES

  Real Estate Taxes-Developed                         5,157              5,913              (756)
  Repairs & Maintenance-Recoverable                   1,271              1,454              (183)
  Services, Utilities, Management Costs               8,085              6,606             1,479
                                                    -------            -------            ------
    Subtotal-Expenses subject to recovery            14,513             13,973               540

  Realty Sales Expense                               56,650              2,563            54,087
  Real Estate Taxes-Undeveloped Land                  2,773              2,377               396
  Repairs & Maintenance-Non-recoverable                 558                788              (230)
  Depreciation & Amortization                        15,536             13,562             1,974
  SG&A-Non-recoverable                                4,799              3,994               805
                                                    -------            -------            ------
     Subtotal-Non-recoverable Expenses               80,316             23,284            57,032

TOTAL OPERATING EXPENSES-REALTY SEGMENT              94,829             37,257            57,572
                                                    =======            =======            ======

TOTAL OPERATING EXPENSES-TELECOM SEGMENT              3,544                177             3,367
                                                    -------            -------            ------
CORPORATE GENERAL & ADMINISTRATIVE                    8,920              2,735             6,185
                                                    -------            -------            ------
TOTAL SEGMENT OPERATING EXPENSES                    267,886            194,831            73,055
                                                    =======            =======            ======

(Prior years results have been reclassified to conform to current year's presentation.)

(a) Included intersegment revenues of $4,699 and $4,740 for the year ended December 31, 1999 and 1998, respectively.

(b) Included intersegment revenues of $324 and $152 for the year ended December 31, 1999 and 1998, respectively.

(c) Included intersegment expenses of $136 and $55 for the year ended December 31, 1999 and 1998, respectively.

(d) Included intersegment expenses of $4,699 and $4,740 for the year ended December 31, 999 and 1998, respectively.

(e) Included intersegment expenses of $188 and $97 for the year ended December 31, 1999 and 1998, respectively.

              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company made substantial capital expenditures during 2000, especially for the design, construction and development of EPIK's southeast network and other telecommunications initiatives. Capital expenditures for 2000 were $177.5 million, $62.0 million and $32.0 million at EPIK, Flagler and FECR, respectively. For 2001, the Company plans to continue to develop the value of its assets with follow through capital investment in the range of $350.0 to $375.0 million. The focus will be continued improvements in transportation, development of the real property portfolio and completion of the southeast telecommunications build-out announced last year. This investment program is planned to be financed through use of the Company's cash balances, bank debt, non-recourse financing for the Company's leased up realty holdings, as well as internally generated cash flow.

Net cash generated by operations was $134.5 million, $56.0 million and $31.3 million for the years ended December 31, 2000, 1999 and 1998, respectively. Net cash generated by operations for the year ended December 31, 2000 was due primarily from net income, non-cash items and changes in working capital. Also, included in net cash generated from operations was the sale of trading investments.

Cash used in investing activities was $217.6 million, $52.0 million and $44.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. For the year 2000, these funds were used for capital expenditures at the Company's subsidiaries.

Cash flows from or (used in) financing activities were $85.8 million, ($2.8 million) and ($3.6 million) for the years ended December 31, 2000, 1999 and 1998, respectively. During the year 2000, the Company borrowed $88.0 million from its $200.0 million revolving credit agreement. On March 22, 2001, this facility was restructured into a secured facility with a total borrowing capacity of $375.0 million.

The Company anticipates that its cash flows from operations will not generate enough capital to finance its growth plans, especially in telecommunications and realty. The Company will meet this demand with borrowings on its revolving agreement and non-recourse financing on its real estate holdings.

The Company's capital requirements may vary based upon the timing and the success of implementation of its business plan and as a result of regulatory, technological and competitive developments or if: (i) demand for the Company's services or cash flow from operations is less than or more than expected, (ii) the Company's plans or projections change or prove to be inaccurate, (iii) the Company makes acquisitions, or (iv) the Company accelerates deployment of its network or otherwise alters the schedule or targets of its business plan implementation. The expectations of required future capital expenditures are based on the Company's current estimates.

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

The table below presents principal amounts and related weighted-average interest rates by year of maturity for the Company's investment portfolio, segregated into trading and non-trading. The weighted-average interest rates for the various fixed-rate investments are based on the actual rates that existed as of December 31, 2000.

                         EXPECTED CONTRACTUAL MATURITIES

               (dollars in thousands)                                  2001      Fair Value
                                                                       ----      ----------
               Short-Term Investments
                 Available-for-Sale:
                    Tax Exempt Municipals
                       Fixed-Rate                                    13,437          12,942
                       Weighted-Average Interest Rate                  6.75%

               Other Investments
                 Available-for-Sale:
                    Other Debt Securities
                       Fixed-Rate                                       788           1,304
                         Weighted-Average Interest Rate                5.00%


As the table incorporates only those exposures that exist as of December 31, 2000, it does not consider those exposures or positions that could arise after that date. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations would depend on the exposures that arise during the period and market interest rates.

The Company also maintains a revolving credit facility on which interest rate floats with the current market rate, currently 7.07%, and such rate approximates the Company's fair market value of borrowing.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Independent Auditors' Report


The Board of Directors and Shareholders
Florida East Coast Industries, Inc.:

We have audited the consolidated balance sheets of Florida East Coast Industries, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule as listed in the accompanying Index on Page 59 of this Report on Form 10-K for the year 2000. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Florida East Coast Industries, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                               KPMG LLP



Jacksonville, Florida
February 9, 2001

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2000, 1999 and 1998



                                                                      YEARS ENDED DECEMBER 31,
                                                                      ------------------------
(dollars in thousands, except per share amounts)             2000                1999                1998
                                                             ----                ----                ----
OPERATING REVENUES                                        276,276             323,887             246,812


OPERATING EXPENSES (NOTE 4)                               241,092             262,863             189,939
                                                       ----------         -----------          ----------


OPERATING PROFIT                                           35,184              61,024              56,873


OTHER INCOME (NET) (NOTE 15)                                7,832               4,986              13,326
                                                       ----------         -----------          ----------


INCOME BEFORE INCOME TAXES                                 43,016              66,010              70,199


PROVISION FOR INCOME TAXES (NOTE 8)                        17,258              25,231              26,578
                                                       ----------         -----------          ----------


NET INCOME                                                 25,758              40,779              43,621
                                                       ==========          ==========          ==========


PER SHARE DATA:
  Cash Dividends                                       $     0.10          $     0.10          $     0.10
                                                       ==========          ==========          ==========
  Basic Net Income Per Share                           $     0.71          $     1.12          $     1.20
                                                       ==========          ==========          ==========
  Diluted Net Income Per Share                         $     0.70          $     1.12          $     1.20
                                                       ==========          ==========          ==========


AVERAGE SHARES OUTSTANDING-BASIC                       36,364,867          36,301,527          36,286,360
AVERAGE SHARES OUTSTANDING-DILUTED                     36,705,908          36,508,631          36,298,906

(Prior years results have been reclassified to conform to current year's presentation.)

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
December 31, 2000 and 1999

(dollars in thousands)                                                                      2000           1999
                                                                                            ----           ----
ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents                                                               18,444         15,715
  Short-Term Investments (Note 6)                                                         12,942         46,433
  Accounts Receivable (net)                                                               34,513         25,130
  Materials and Supplies                                                                   3,653          5,565
  Other Current Assets (Note 8)                                                            8,772          6,408
                                                                                       ---------        -------
     Total Current Assets                                                                 78,324         99,251

OTHER INVESTMENTS (NOTE 6)                                                                 1,304         40,404

PROPERTIES, LESS ACCUMULATED DEPRECIATION (NOTE 5)                                       989,283        742,176

OTHER ASSETS AND DEFERRED CHARGES                                                         42,627         29,047
                                                                                       ---------        -------
TOTAL ASSETS                                                                           1,111,538        910,878
                                                                                       ---------        -------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts Payable                                                                        81,814         31,880
  Income Taxes                                                                             4,834          2,409
  Accrued Casualty and Other Liabilities (Note 10)                                         2,647          2,533
  Other Accrued Liabilities                                                                5,568          4,547
                                                                                       ---------        -------
     Total Current Liabilities                                                            94,863         41,369

DEFERRED INCOME TAXES (NOTE 8)                                                           136,170        133,444

LONG-TERM DEBT                                                                            88,000              0

ACCRUED CASUALTY, DEFERRED REVENUE, AND OTHER LIABILITIES (NOTE 10)                       44,401         11,624

SHAREHOLDERS' EQUITY:
Common Stock:                                                                             65,762         64,049
Class A Common Stock, no par value; 50,000,000 shares authorized; 17,674,811 shares issued and 16,875,727 shares outstanding at December 31, 2000, and
37,194,244 shares issued and 36,395,160 outstanding at December 31, 1999
Class B Common Stock, no par value; 100,000,000 shares authorized; 19,609,216 shares issued and outstanding at December 31, 2000 and 0 shares issued and outstanding at December 31, 1999
  Retained Earnings                                                                      693,384        671,269
  Accumulated Other Comprehensive Income-Unrealized Gain
  On Securities (net) (Notes 6 and 12)                                                        13            317
  Restricted Stock Deferred Compensation (Note 13)                                        (1,700)        (1,839)
  Treasury Stock at Cost (799,084 shares)                                                 (9,355)        (9,355)
                                                                                       ---------        -------
     Total Shareholders' Equity                                                          748,104        724,441
                                                                                       ---------        -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             1,111,538        910,878
                                                                                       =========        =======

See accompanying notes to consolidated financial statements.

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND
         --------------------------------------------------------------
                              COMPREHENSIVE INCOME
                              --------------------
                (dollars in thousands, except per share amounts)


                                                                                 ACCUMULATED     RESTRICTED
                                                                                    OTHER          STOCK
                                               COMMON STOCK          RETAINED   COMPREHENSIVE     DEFERRED     TREASURY
                                          SHARES          AMOUNT     EARNINGS       INCOME      COMPENSATION    STOCK       TOTAL
                                          ----------------------     --------   -------------   ------------   --------    -------
Balance at December 31, 1997              37,085,444      60,802      594,132      3,296               --      (9,355)     648,875

Comprehensive Income:
  Net Income                                      --          --       43,621         --               --          --           --
  Net unrealized loss on securities,
   net of reclassification adjustment
   (see Note 12)                                  --          --           --     (2,079)              --          --           --
Total Comprehensive Income                        --          --           --         --               --          --       41,542

Dividends declared on common
  stock ($.10) per share                          --          --       (3,627)        --               --          --       (3,627)

Restricted stock granted, net of
 amortization (see Note 13)                   40,000       1,198           --         --           (1,157)         --           41
                                         -----------      ------      -------   -------------   ------------   ------      -------

Balance at December 31, 1998              37,125,444      62,000      634,126      1,217           (1,157)     (9,355)     686,831

Comprehensive Income:
  Net Income                                      --          --       40,779         --               --          --           --
  Net unrealized loss on securities,
   net of reclassification adjustment
   (see Note 12)                                  --          --           --       (900)              --          --           --
Total Comprehensive Income                        --          --           --         --               --          --       39,879
Dividends declared on common
  stock ($.10) per share                          --          --       (3,636)        --               --          --       (3,636)

Exercise of stock options                     32,000         880                                                               880

Restricted stock granted, net of
  amortization (see Note 13)                  36,800       1,169           --         --             (682)         --          487
                                         -----------      ------      -------    -------------   -----------   ------      -------
Balance at December 31, 1999              37,194,244      64,049      671,269        317           (1,839)     (9,355)     724,441

Class A common stock canceled            (19,609,216)

Class B common stock issued               19,609,216

Comprehensive Income:
  Net Income                                                           25,758
  Net unrealized loss on securities,
   net of reclassification adjustment
   (see Note 12)                                                                    (304)
Total Comprehensive Income                                                                                                  25,454

Dividends declared on common
  stock ($.10) per share                                               (3,643)                                              (3,643)

Exercise of stock options                     52,484       1,466                                                             1,466

Restricted stock granted, net of
  amortization (see Note 13)                  37,299         247                                      139                      386
                                          ----------      ------      -------   -------------   ------------   ------      -------
Balance at December 31, 2000              37,284,027      65,762      693,384         13           (1,700)     (9,355)     748,104
                                          ==========      ======      =======   =============   ============   ======      =======


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2000, 1999 and 1998

CASH FLOWS FROM OPERATING ACTIVITIES: (DOLLARS IN THOUSANDS)                                 2000           1999           1998
                                                                                           --------       --------       --------

  Net Income                                                                                 25,758         40,779         43,621
Adjustments to Reconcile Net Income to Cash Generated by Operating Activities:
  Depreciation and Amortization                                                              41,730         32,830         29,961
  Gain on Disposition of Assets                                                              (9,604)       (16,846)          (393)
  Sales (Purchase) of Trading Investments (net)                                              34,100         (9,962)       (34,754)
  Realized Loss (Gains) on Investments                                                         (438)         1,517         (5,880)
  Non-monetary Fiber Optic Transaction                                                            0              0         (2,518)
  Deferred Taxes                                                                              1,816          1,429          1,244
  Stock Compensation Plans                                                                      385            487             41

Changes in Operating Assets and Liabilities:
  Accounts Receivable                                                                        (9,383)         4,152          1,763
  Other Current Assets                                                                          580          3,303         (1,149)
  Other Assets and Deferred Charges                                                         (13,360)        (3,441)        (5,340)
  Accounts Payable                                                                           49,934          2,428          5,979
  Income Taxes Payable                                                                        2,425            963         (3,184)
  Other Current Liabilities                                                                   1,021         (1,253)          (858)
  Accrued Casualty, Deferred Reserve and Other Long-Term Liabilities                          9,544           (392)         2,793
                                                                                           --------       --------        -------
Net Cash Generated by Operating Activities                                                  134,508         55,994         31,326

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of Properties                                                                  (273,677)      (110,060)       (89,028)
  Purchases of Investments:
     Available-for-Sale                                                                      (1,900)      (133,296)       (57,145)
  Maturities and Redemption of Investments:
     Available-for-Sale                                                                      40,404        124,451         95,775
  Proceeds from Disposition of Assets                                                        17,571         66,932          6,304
                                                                                           --------       --------        -------
Net Cash from (used in) Investing Activities                                               (217,602)       (51,973)       (44,094)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of Dividends                                                                       (3,643)        (3,636)        (3,627)
  Proceeds from Stock Options Exercised                                                       1,466            880              0
  Proceeds from line of credit                                                               88,000              0              0
                                                                                           --------       --------        -------
Net Cash Used in Financing Activities                                                        85,823         (2,756)        (3,627)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          2,729          1,265        (16,395)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                               15,715         14,450         30,845
                                                                                           --------       --------        -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                     18,444         15,715         14,450
                                                                                           ========       ========        =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash Paid for Income Taxes                                                                 13,136         22,632         26,460
                                                                                           --------       --------        -------
  Cash Paid for Interest                                                                        632            377            351
                                                                                           --------       --------        -------
  Property Contributed to Partnerships, net of Cash Receipts                                  5,495          7,762              0
                                                                                           --------       --------        -------

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000, 1999 AND 1998

1. NATURE OF BUSINESS

The principal operations of Florida East Coast Industries, Inc. (the Company or
FECI) and its subsidiaries primarily relate to the transportation of goods by rail and truck, the development, leasing, management and sale of real estate, and the more recently "carriers' carrier" telecommunications business offering bandwidth capacity, dark fiber leases and collocation services to telecommunications providers. The Company's rail segment operates only within the state of Florida with approximately 49.0 percent of its revenues derived from local moves along the Company's line. Approximately 45.0 percent of the rail segment's revenues were derived from five of its largest customers, with approximately $29,400,000, $26,900,000 and $25,200,000, 18.0 percent, 17.0 percent and 15.3 percent, in 2000, 1999 and 1998, respectively, generated by one significant customer. The realty segment of the Company presently operates in Florida with business parks in Jacksonville, Orlando and the South Florida markets. Flagler's operating properties are Class "A" office space and high quality commercial/industrial facilities. During 2000, Flagler built up a management team to begin the transition of responsibilities from The St. Joe Company (St. Joe), which included asset management. St. Joe continues to provide development, construction coordination and leasing services and property management for the portfolio of buildings. EPIK's southeast regional footprint runs primarily in the states of Florida and Georgia. EPIK provides bandwidth, dark fiber, collocation and wave services as a wholesale "carriers' carrier." The Company's trucking segment has operating rights within the forty-eight states but primarily operates within the Southeast. During 2000, the new management team moved the trucking company's headquarters from Cincinnati, Ohio to Jacksonville, Florida.

2. RECAPITALIZATION AND MAJORITY STOCKHOLDER

On October 9, 2000, the St. Joe Company (St. Joe) and FECI completed the recapitalization of FECI, and St. Joe implemented the pro-rata spin-off to St. Joe shareholders of St. Joe's approximate 54.0 percent interest in FECI. Under the terms of the recapitalization, which was approved along with certain corporate governance provisions at a special meeting of FECI shareholders on March 8, 2000, St. Joe received a new class of FECI common stock, Class B common stock (NYSE: FLA.b) for each share of FECI common stock it owned. St. Joe then distributed the Class B common stock to its shareholders, after which it no longer has an equity interest in FECI. Holders of Class B common stock have the right to elect, as a class, at least 80.0 percent of the FECI Board of Directors.

All shares of FECI common stock, other than Class B common stock, have been redesignated as FECI Class A common stock. The Class A common stock will continue trading on the NYSE under the symbol FLA. Except with respect to voting rights for the election or removal of Directors, the Class A and Class B common stocks are identical. Terms of the recapitalization, including the shareholders' agreement, are contained in the Special Shareholders' meeting Proxy Statement filed February 4, 2000, on Form 14A.

Alfred I. duPont Testamentary Trust owns 58.5 percent of the Class B common stock, and the Nemours Foundation owns 10.7 percent of the Class A and 3.0 percent of the Class B common stock. The holdings of the Trust, together with the holdings of Class A common stock and Class B common stock held by the Nemours Foundation, together equal 37.8 percent of the Company's outstanding common stock as of March 31, 2001.

St. Joe and its affiliates continue to provide significant real estate services to the Company under contracts expiring in October 2003. These services include property management, development management and construction coordination. Amounts paid to St. Joe for these services in 2000, 1999 and 1998 were $1,579,000, $2,648,000 and $2,125,000 for asset management fees, $2,956,000,
$2,916,000 and $2,055,000 for property management fees, $1,630,000, $2,538,000 and $1,833,000 for development fees, $2,665,000, $2,308,000 and $1,804,000 for construction coordination fees and leasing commissions, and $657,000, $1,017,000 and $0 for commissions on real estate sales, respectively.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION

Railway Revenues: Rail and intermodal revenue is recognized proportionately as freight moves from origin to destination.

Trucking Revenues: Revenue is recognized upon completion of transportation services at destination.

Realty Land Sales: Revenue is recognized upon closing of sales contracts for sale of land or upon settlement of legal proceedings such as condemnations.

Realty Rental Income: Revenue is recognized upon commencement of rental and lease contracts. The Company uses the straight-line basis for recording the revenues over the life of the lease contract.

Dark Fiber, Collocation and Bandwidth Revenues: Revenue is recognized upon commencement of rental and lease contracts. The Company uses the straight-line basis for recording the revenues over the life of the lease contract. Any advance payments called for in the agreement are deferred and included in deferred revenues.

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

Real estate properties are stated at historical cost. Depreciation is computed using the straight-line method over estimated asset lives of 15 years for land improvements and 18 to 40 years for buildings. Tenant improvements are depreciated over the term (1-15 years) of the related lease agreement.

Telecommunications assets are stated at historical cost and depreciated on the straight-line method over their estimated asset lives of 40 years for certain buildings and 3-20 years for all other network assets.

The Company reviews its property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the net cash flows expected to be generated by the asset.

The Company capitalizes interest during the construction of new facilities (e.g., buildings, network, etc.) and is amortized over the life of the asset. During 2000, $587,000 of interest was capitalized.

EARNINGS PER SHARE

The diluted weighted-average number of shares includes the net shares that would be issued upon the exercise of "in the money" stock options using the treasury stock method.

CASH AND CASH EQUIVALENTS

For purposes of cash flows, cash and cash equivalents include cash on hand, bank demand accounts, money market accounts and overnight repurchase agreements having original maturities of less than three months.

INCOME TAXES

The Company follows the asset and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards (SFAS No.
109), "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

INVESTMENTS

The Company classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near-term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. All securities held at December 31, 2000 are considered available-for-sale.

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

A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.

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

STOCK-BASED COMPENSATION

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25), and related interpretations in accounting for stock options. As such, compensation expenses would be recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. Compensation expenses for grants of restricted stock are recognized over the applicable vesting period (generally five years).

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

4. RESTRUCTURING AND SPECIAL CHARGES

In the third quarter of 2000, the Company's trucking subsidiary, FLX, incurred restructuring charges and other costs, including expenses associated with relocation of FLX's headquarters from Cincinnati, Ohio, to Jacksonville, Florida, as well as force reductions and severance payments, and the addition of new facilities and staff at the new headquarters. The costs and charges also include the restructuring of the existing terminal network, the opening of an additional terminal in Charlotte, North Carolina, and a charge for the impairment of goodwill associated with the original acquisition of FLX. The total amount of the pre-tax charges is $5.3 million.

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

The Company periodically evaluates intangibles for impairment of value. During the third quarter, the Company determined the underlying intangible assets (i.e., enterprise goodwill for existing operational platform, autonomous region structure, management team expertise, access to Macon, Georgia intermodal facilities) originally acquired with the purchase of FLX should be written down to their net realizable value. Using discounted cash flows for the enterprise as a whole and assumptions for future revenue and costs, $3.1 million was considered impaired and included as a part of the previously mentioned restructuring costs. All remaining restructuring and other costs were determined by amounts incurred, contractual liabilities or in the case of employee severance benefits communicated to affected personnel. The restructuring and payments for the costs accrued were completed by year-end.

In the second quarter 1999, the Company incurred special charges of approximately $8.2 million related to a work force reduction, including curtailment of a supplemental executive retirement plan first adopted in late 1998, and inventory reductions arising from a modification to the Company's inventory management practices.

5. PROPERTIES

Properties consist of:

                                                          2000          1999
                                                        --------      --------
FECR PROPERTIES:
----------------
Road Equipment                                           368,457       353,982
Buildings                                                  1,436         1,436
Equipment                                                192,538       191,432
Land                                                       5,112         4,797
Fiber                                                      3,200         4,944
Construction in Progress                                   3,959         2,368
                                                         -------       -------
                                                         574,702       558,959
Less Accumulated Depreciation                            230,450       226,108
                                                         -------       -------
                                                         344,252       332,851
                                                         =======       =======

FLX PROPERTIES:
---------------
Equipment                                                  1,424         1,098
Less Accumulated Depreciation                                743           761
                                                         -------       -------
                                                             681           337
                                                         =======       =======

EPIK PROPERTIES:*
-----------------
Equipment                                                 59,242           624
Buildings                                                  1,860             0
Land                                                         177             0
Collocation                                                5,593             0
Fiber Network                                             24,012             0
Construction in Progress                                 124,161         5,257
                                                         -------       -------
                                                         215,045         5,881
Less Accumulated Depreciation                              2,790             9
                                                         -------       -------
                                                         212,255         5,872
                                                         =======       =======

FLAGLER PROPERTIES:
-------------------
Land and Land Improvements                               182,411       187,387
Buildings                                                286,303       233,830
Construction in Progress                                  23,006        25,093
                                                         -------       -------
                                                         491,720       446,310
Less Accumulated Depreciation & Amortization              68,206        52,406
                                                         -------       -------
                                                         423,514       393,904
                                                         =======       =======

CORPORATE:
----------
Equipment                                                 11,965        10,899
Construction in Progress                                     588           109
                                                         -------       -------
                                                          12,553        11,008
Less Accumulated Depreciation                              3,972         1,796
                                                         -------       -------
                                                           8,581         9,212
                                                         =======       =======

*Included in 2000 amounts are $23.3 million of assets (primarily fiber), which were exchanged under long-term agreements for the use of dark fiber and collocation space.

Real estate properties, having a net book value of $285.6 million at December 31, 2000, are leased under non-cancelable operating leases with expected aggregate rentals of $171.4 million, which are due in years 2001-2005 in the amounts of $48.1, $41.9, $34.0, $25.9 and $21.4 million, respectively, and $51.9 million thereafter.

Telecommunications properties, predominately dark fiber and collocation assets, are committed under long-term agreements with expected aggregate rentals of $184.8 million which are due in years 2001-

2005 in the amounts of $12.4, $13.5, $12.1, $8.9, $8.8 million, respectively, and $129.1 million thereafter.

6. INVESTMENTS

In 1999, other investments represented a development fund created to accumulate capital expected to be required for future improvement of the Company's real estate properties or other corporate needs. During 2000, these funds were liquidated for capital expenditures and other corporate needs. There were gross realized gains of $6,729 and $1,157,979 and gross realized losses of $158,876 and $573,360 from available-for-sale securities for 2000 and 1999, respectively.

Investments at December 31, 2000 consist of:

(dollars in thousands)                              CARRYING      FAIR    UNREALIZED  UNREALIZED
                                          COST       VALUE       VALUE       GAIN        LOSS
                                         ------     --------     ------   ----------  ----------

Short-Term Investments
  Available-for-Sale:
     Tax Exempt Municipals               13,437      12,942      12,942                  (495)
                                         ------      ------      ------       ---        ----
Total Short-Term Investments             13,437      12,942      12,942                  (495)
                                         ======      ======      ======       ===        ====

Other Investments
  Available-for-Sale
     Other Debt Securities                  788       1,304       1,304       516
                                         ------      ------      ------       ---        ----
Total Other Investments                     788       1,304       1,304       516
                                         ======      ======      ======       ===        ====

Investments at December 31, 1999 consist of:

(dollars in thousands)                                   CARRYING      FAIR    UNREALIZED   UNREALIZED
                                               COST       VALUE       VALUE       GAIN         LOSS
                                              ------     --------     ------   ----------   ----------

Short-Term Investments
 Trading:
     Cash                                        152         152         152
     Tax Exempt Municipals                    46,806      46,281      46,281                   (525)
                                              ------      ------      ------       ---         ----
Total Trading Investments                     46,958      46,433      46,433                   (525)
                                              ======      ======      ======       ===         ====

Other Investments
  Available-for-Sale
     U.S. Government Securities:
       Maturing in 1-5 years                  30,854      30,893      30,893        39
     Tax Exempt Municipals:
       Maturing in 1-5 years                   5,271       5,271       5,271
       Maturing in more than 10 years          2,692       2,692       2,692
     Other Debt Securities                       788       1,265       1,265       477
     Equity Securities                           283         283         283
                                              ------      ------      ------       ---         ----
Total Other Investments                       39,888      40,404      40,404       516
                                              ======      ======      ======       ===         ====

7. COLLATERAL TRUST 5% BONDS

There were outstanding at December 31, 2000 and 1999, $11,494,800 and $11,724,050, respectively, of the Company's Collateral Trust 5% Bonds (the Bonds) due in 2001. Direct obligations of the U.S. Government, the cash flows from which approximately coincide as to timing and amount with the scheduled interest and principal payments on the Bonds, are held in trust for the purpose of making such payments. Accordingly, the Bonds are considered to be extinguished and, therefore, are not reflected in the Company's financial statements.

8. INCOME TAXES

Total income tax expense for the years ended December 31, 2000, 1999 and 1998 was allocated as follows:

(dollars in thousands)                                         2000          1999          1998
                                                             --------      --------      --------

Income from continuing operations                              17,258        25,231        26,578
Shareholders' equity for recognition of unrealized
  holding (loss) on investments available-for-sale               (121)         (526)       (1,354)
                                                               ------        ------        ------
                                                               17,137        24,705        25,224
                                                               ======        ======        ======

Income tax expense attributable to income from continuing operations differed from the amounts computed by applying the statutory federal income tax rate to pretax income as a result of the following:

(dollars in thousands)                                                   2000          1999          1998
                                                                       --------      --------      --------

Amount computed at statutory federal rate                                15,055        23,104        24,569
Effect of dividends received exclusion and tax-free interest             (1,206)       (1,188)       (1,169)
Effect of goodwill impairment and amortization exclusion                  1,213           152           152
State taxes (net of federal benefit)                                      1,520         2,333         2,499
Other (net)                                                                 676           830           527
                                                                         ------        ------        ------
                                                                         17,258        25,231        26,578
                                                                         ======        ======        ======

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are as follows:

(dollars in thousands)                                                   2000          1999
                                                                       --------      --------

Deferred Tax Assets:
  Accrued casualty and other liabilities                                  4,016         3,651
  Other                                                                   1,743           144
                                                                        -------       -------
      Total deferred tax asset                                            5,759         3,795
                                                                        -------       -------

Deferred Tax Liabilities:
  Properties, principally due to differences in depreciation            101,716       100,283
  Deferred gain on land sales                                            29,395        31,303
  Deferred profit on bonds extinguished                                     338           658
  Unrealized holding gain on investments available-for-sale                   8           199
  Straight-line rent                                                      1,974           848
  Other                                                                   5,085         1,445
                                                                        -------       -------
      Total deferred tax liabilities                                    138,516       134,736
                                                                        -------       -------
            Net deferred tax liabilities                                132,757       130,941
                                                                        =======       =======

There was no valuation allowance provided for deferred tax assets as of December 31, 2000 and 1999 as the Company believes the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Deferred tax assets of $3,413 and $2,503 at December 31, 2000 and 1999, respectively, were included in other current assets.

9. SEGMENT INFORMATION

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 provides guidance for reporting information about operating segments and other geographic information based on a management approach. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Under the provisions of SFAS 131, the Company has four reportable operating segments all within the same geographic area. These are the railway segment, realty segment, telecommunications segment and the trucking segment.

The railway segment provides rail freight transportation along the East Coast of Florida between Jacksonville and Miami. The realty segment is engaged in the development, leasing, management, operation and selected sale of its commercial and industrial property. EPIK, based in Orlando, Florida, provides wholesale telecommunications private line services (bandwidth), collocation services and dark fiber. The trucking segment provides truckload transportation for a wide range of general commodities throughout the Midwest and southeastern United States.

The Company's railway segment generates revenues from leases to other telecommunications companies for the installation of fiber optic and other facilities on the railroad right-of-way, which are included in the telecommunications segment.

The Company evaluates the railway and trucking segments' performance based on operating profit or loss from operations before other income and income taxes. Operating profit is operating revenue less directly traceable costs and expenses. The Company evaluates the realty segment based on EBITDA and operating profit. The Company evaluates the telecommunications segment's performance, specifically EPIK's, based on EBITDA and more broadly (i.e., the segment inclusive of passive fiber leases) by operating profit or loss. EPIK's operations are currently start-up in nature and as such, are expected to generate losses during this time frame. EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization. EBITDA, as a measure of operating cash flow, is considered a key financial performance indicator.

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

INFORMATION BY INDUSTRY SEGMENT FOLLOWS:

(dollars in thousands)                               2000          1999          1998
                                                   --------      --------      --------
OPERATING REVENUES
------------------
Railway(a)                                          164,844       164,899       162,389
Trucking                                             31,601        29,011        29,774
Realty:
  Flagler Realty Rental(b)                           54,196        48,179        42,672
  Flagler Realty Sales                               15,692        77,608         7,513
  Other Rental                                        3,253         2,979         2,505
  Other Sales                                         1,815           803           459
                                                    -------       -------       -------
Total Realty                                         74,956       129,569        53,149
Telecommunications:
  EPIK Communications                                 3,393           160            --
  Fiber Leases                                        6,984         5,271         6,392
                                                    -------       -------       -------
Total Telecommunications                             10,377         5,431         6,392
Total Revenues (segment)                            281,778       328,910       251,704
  Intersegment Revenues                              (5,502)       (5,023)       (4,892)
                                                    -------       -------       -------
Total Revenues (consolidated)                       276,276       323,887       246,812
                                                    =======       =======       =======

OPERATING PROFIT (LOSS)
-----------------------
Railway                                              43,663        34,529        37,453
Trucking                                             (8,151)       (1,212)           48
Realty                                               20,957        34,740        15,892
Telecommunications                                  (14,240)        1,887         6,215
Corporate General & Administrative                   (7,045)       (8,920)       (2,735)
                                                    -------       -------       -------
Segment & Consolidated Operating Profit              35,184        61,024        56,873

Other Income (net)                                    7,832         4,986        13,326
                                                    -------       -------       -------

Income before Taxes                                  43,016        66,010        70,199


Provision for income taxes                          (17,258)      (25,231)      (26,578)
                                                    -------       -------       -------

Net Income                                           25,758        40,779        43,621
                                                    =======       =======       =======

(DOLLARS IN THOUSANDS)                                     2000           1999          1998
                                                        ----------      --------      --------

RAILROAD EBITDA                                             58,529        49,148        52,085
---------------                                          =========       =======       =======

REALTY EBITDA:
EBITDA from Flagler operating properties rents              36,279        32,391        27,090
EBITDA (loss) from Flagler land rents/holding
costs                                                       (3,092)       (2,329)       (2,268)
Equity pickups on partnership rents                             78           110             0

Less: unallocated corporate overhead                        (5,895)       (4,046)       (2,737)
                                                         ---------       -------       -------

EBITDA from Flagler rental properties, net of
overheads                                                   27,370        26,126        22,085

EBITDA from Flagler real estate sales, net of
overheads                                                    7,762        20,959         5,054
                                                         ---------       -------       -------

Total EBITDA - Flagler                                      35,132        47,085        27,139
                                                         ---------       -------       -------

EBITDA from other rental                                     2,857         2,671         2,345
EBITDA from other real estate sales                          1,815           803           459
                                                         ---------       -------       -------

Total EBITDA - real estate segment                          39,804        50,559        29,943
                                                         =========       =======       =======

EPIK EBITDA                                                (18,649)       (3,120)            0
                                                         =========       =======       =======

IDENTIFIABLE ASSETS:
--------------------
Transportation-Railway                                     489,780       446,618       417,887
Transportation-Trucking                                      6,811         4,199         8,062
Realty                                                     476,088       462,121       434,778
Telecommunications                                          47,782         5,563         4,194
Corporate                                                 **91,077        (7,623)        6,620
                                                         ---------       -------       -------
                                                         1,111,538       910,878       871,541
                                                         =========       =======       =======

** Increase in 2000 represents advances made by FECI to its subsidiaries.

CAPITAL EXPENDITURES:
---------------------
Transportation-Railway                                      31,992        24,834        22,762
Transportation-Trucking                                        616           101           150
Realty                                                      61,982        72,477        62,153
Telecommunications                                         177,544         6,060             0
Corporate                                                    1,543         6,588         3,963
                                                         ---------       -------       -------
                                                           273,677       110,060        89,028
                                                         =========       =======       =======

DEPRECIATION & AMORTIZATION:
----------------------------
Transportation-Railway                                      15,057        14,583        15,751
Transportation-Trucking*                                     3,652           639           647
Realty                                                      18,462        15,499        12,487
Telecommunications                                           2,383           263             0
Corporate                                                    2,176         1,846         1,076
                                                         ---------      --------       -------
                                                            41,730        32,830        29,961
                                                         =========      ========       =======

*Includes amortization of goodwill of $3,465,000, $469,000 and $469,000 for 2000, 1999 and 1998, respectively.

         (a) Included intersegment revenues of $5,358, $4,699 and $4,740 for the years ended December 31, 2000, 1999 and 1998, respectively.
         (b) Included intersegment revenues of $144, $324 and $152 for the years ended December 31, 2000, 1999 and 1998, respectively.


10. ACCRUED CASUALTY AND OTHER LONG-TERM LIABILITIES

The Company is subject to proceedings arising out of historic disposal of fuel and oil used in the transportation business. It is the Company's policy to accrue environmental cleanup costs when it is probable that a liability has been incurred and an amount can be reasonably estimated. As assessments and cleanups proceed, these accruals are reviewed and adjusted.

Florida East Coast Railway (FECR), the Company's rail subsidiary, is presently involved in proceedings initiated by the United States Environmental Protection Agency (USEPA) for the remediation of a site in which USEPA has named FECR a potentially responsible party (PRP). USEPA has alleged that FECR caused certain materials, including waste oil, to be disposed of at the site over a period of years. There are many other PRPs named by USEPA for this site. The USEPA offered all named PRPs an opportunity to participate in its new pilot allocation program. This program is similar to binding arbitration. Since FECR is participating in this program, its share of the liability for the remediation will be fixed. FECR is working with other PRPs and USEPA to resolve this matter consistent with the allocator's decision. FECR believes that its liability for the remediation of the site will not be material.

The Company has accrued its estimated share of the total estimated cleanup costs for the site. Based upon management's evaluation, the Company does not expect to incur additional amounts, even though the Company may have joint and several liability.

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

The Company monitors a small number of sites where properties were leased. Based on management's ongoing review and monitoring of the sites, the Company does not expect to incur material additional costs, if any, on these sites.

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

It is difficult to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulations. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity or results of operations of the Company. Reserves for potential environmental liabilities were $1.0 million at year-end 2000, and $1.5 million for year-end 1999. Environmental liabilities will be paid over an extended period, and the timing of such payments cannot be predicted with any confidence.

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

11. RETIREMENT PLANS

The Company sponsors three 401(k) plans. Contributions are at the employee's discretion with upper limits of 10.0 percent of compensation before taxes, subject to maximum limits imposed by the IRS ($10,500 in 2000), and an additional contribution up to 10.0 percent of after-tax compensation, also subject to maximum limits imposed by the IRS. Total contributions in 2000, including the Company's match if any, were limited by IRS regulations to $30,000.

401(K) PLAN FOR SALARIED EMPLOYEES

The amounts of matching contributions by the Company for this plan covering the years 2000, 1999 and 1998 were approximately $436,042, $371,000 and $356,000, respectively. The expenses associated with this plan were approximately $9,285, $15,000 and $14,000 in 2000, 1999 and 1998, respectively. In accordance with the terms of the plan, the Company matched the employee's contributions $1.00 for $1.00 up to the first $1,200 contributed by the employee in 2000. For employee contributions in excess of $1,200, the Company matches $0.25 for every $1.00 in pretax employee contributions.

401(K) PLAN FOR HOURLY WAGE EMPLOYEES AND/OR EMPLOYEES COVERED BY COLLECTIVE BARGAINING AGREEMENT

This is a non-contributory plan that was instituted in April 1995. The expenses associated with this plan were approximately $4,385, $8,300 and $5,700 in 2000, 1999 and 1998, respectively.

401(K) PLAN FOR FLORIDA EXPRESS CARRIERS, INC.

The Company matched employee contributions $0.25 for each $1.00 contributed up to contributions totaling 6.0 percent of employee's compensation in 2000. The amounts of the Company's matching contributions were approximately $20,693, $19,000 and $23,000 for 2000, 1999 and 1998, respectively. Expenses for this plan were approximately $5,512, $5,800 and $5,000 for 2000, 1999 and 1998,
respectively.

PENSION PLAN

The Company adopted a non-funded defined benefit plan covering nine officers of the Company in 1998. The benefits are based on years of service and the employee's compensation during the five years before retirement. The Company curtailed this plan in 1999, causing no additional benefits to accrue to covered officers. At December 31, 2000 and 1999, accrued liabilities were $3.8 million and $3.9 million, respectively, related to the contract benefit obligation. The Company incurred benefit cost, primarily related to interest, of $0.3 million in 2000 and 1999.

12. COMPREHENSIVE INCOME

The related tax effects allocated to each component of other comprehensive income are as follows:

(dollars in thousands)                                                     TAX
                                                           BEFORE-TAX   (EXPENSE)  NET-OF-TAX
                                                             AMOUNT    OR BENEFIT    AMOUNT
                                                           ----------  ----------  ----------
BALANCE AT DECEMBER 31, 1998
----------------------------
Unrealized Gains on Securities:
  Unrealized Holding Gains Rising during Period               2,447        (839)      1,608
  Less: Reclassification Adjustment for Gains
           Realized in Income                                 5,880      (2,193)      3,687
                                                             ------      ------      ------
  Net Unrealized Loss on Securities                          (3,433)      1,354      (2,079)
                                                             ------      ------      ------
Other Comprehensive Income                                   (3,433)      1,354      (2,079)
                                                             ======      ======      ======

BALANCE AT DECEMBER 31, 1999
----------------------------
Unrealized Gains on Securities:
  Unrealized Holding Gains Rising during Period                  91         (40)         51
  Less: Reclassification Adjustment for Losses
           Realized in Income                                (1,517)        566        (951)
                                                             ------      ------      ------
  Net Unrealized Loss on Securities                          (1,426)        526        (900)
                                                             ------      ------      ------
Other Comprehensive Income                                   (1,426)        526        (900)
                                                             ======      ======      ======

BALANCE AT DECEMBER 31, 2000
----------------------------
Unrealized Gains on Securities:
  Unrealized Holding Losses Rising during Period               (863)        288        (575)
  Less: Reclassification Adjustment for Gains
           Realized in Income                                   438        (167)        271
                                                             ------      ------      ------
  Net Unrealized Loss on Securities                            (425)        121        (304)
                                                             ------      ------      ------
Other Comprehensive Income                                     (425)        121        (304)
                                                             ======      ======      ======

13. STOCK-BASED COMPENSATION

The 1998 Stock Incentive Plan (the Plan), as amended, allows the Company to grant to employees and directors various stock awards, including stock options, which are granted at prices not less than the fair market value at the date of grant and restricted stock. A maximum of 2.6 million shares was approved to be issued under the Plan. On December 31, 2000, options for 1,619,442 shares have been granted.

The stock options may be granted over a period not to exceed 10 years and generally vest from one to five years from the date of grant. The changes in outstanding options are as follows:

                                                                     WEIGHTED-AVERAGE EXERCISE
                                                SHARES UNDER OPTION       PRICE PER SHARE
                                                -------------------  -------------------------

         Balance at December 31, 1997                       --                     --
         Granted                                       651,872                 29.807
                                                     ---------               --------

         Balance at December 31, 1998                  651,872                 29.807
                                                     =========               ========

         Granted                                       531,100                 32.277
         Exercised                                     (32,000)                29.807
                                                     ---------               --------

         Balance at December 31, 1999                1,150,972                 30.959
                                                     =========               ========

         Granted                                       436,470                 40.190
         Exercised                                     (52,484)                29.505
         Forfeited                                    (139,730)                31.822
                                                     ---------               --------
         Balance at December 31, 2000                1,395,228                 33.214
                                                     =========               ========

Stock options outstanding and exercisable on December 31, 2000, are as follows:

                                                        WEIGHTED-AVERAGE       WEIGHTED-AVERAGE
         RANGE OF EXERCISE                               EXERCISE PRICE     REMAINING CONTRACTUAL
         PRICES PER SHARE         SHARES UNDER OPTION      PER SHARE            LIFE IN YEARS
         -----------------        -------------------   ----------------    ---------------------

         Outstanding:
          27.438-38.750                 1,138,928            30.903                   9.74
          38.751-48.438                   256,300            43.482                   9.74
                                       ----------            ------                 ------
                                        1,395,228            33.214                   9.74
         Exercisable:
          27.438-38.750                   423,081            28.470                   9.74
          38.751-48.438                    27,760            46.680                   9.74
                                       ----------            ------                 ------
                                          450,841            29.590                   9.74

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for the Plan and, therefore, no compensation expense has been recognized for stock options issued under the Plan. For companies electing to continue the use of APB 25, SFAS No. 123, "Accounting for Stock-Based Compensation," requires pro forma disclosures determined through the use of an option-pricing model as if the provisions of SFAS No. 123 had been adopted.

The weighted-average fair value at date of grant for options granted during 2000, 1999 and 1998 was $19.30, $22.34 and $10.63 per share, respectively. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                              2000        1999        1998
                                             ------      ------      ------

         Expected dividend yield                .28%        .31%        .36%
         Expected volatility                     38%         48%         26%
         Risk-free interest rate                5.0%        6.2%        4.8%
         Expected term in years                 6.3         6.3         6.3

If the Company had adopted the provisions of SFAS No. 123, the impact on reported net income and earnings per share would have been as follows:

                                                         52 WEEKS ENDED  52 weeks ended  52 weeks ended
                                                            12/31/00        12/31/99        12/31/98
                                                           ----------      ----------      ----------

                  Net Income  (in thousands)                   20,091          36,642          42,300
                  Earnings Per Share:
                    Basic                                     $  0.55         $  1.01         $  1.17
                    Diluted                                   $  0.55         $  1.00         $  1.17

During 2000 and 1999, the Company also awarded 41,549 and 76,800 shares, respectively, of restricted stock under the Plan, with a weighted average fair value at the date of grant of $36.421 and $30.271, respectively, per share. These restricted shares vest ratably after five years of continued employment. Compensation expense related to this award was $304,000 and $487,000 for 2000 and 1999, respectively.

EPIK's senior management, through awards of non-qualified stock options and stock appreciation rights, has an equity participation in EPIK, which provides them approximately 15.0 percent of common equity value. Compensation expense related to the stock appreciation rights in 2000 was $2.2 million.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)
    (dollars in thousands, except per share amounts)

                                                          2000                                            1999
                                      --------------------------------------------    --------------------------------------------
                                      Dec. 31     Sept. 30    June 30     Mar. 31     Dec. 31     Sept. 30    June 30     Mar. 31
                                      --------    --------    --------    --------    --------    --------    --------    --------
         Operating Revenues             75,673      70,145      65,299      65,159      90,188      61,619      61,715     110,365
         Other Income                    2,087       1,242         498       4,005         284       1,482       1,274       1,946
         Operating Expenses             68,112      65,564      54,497      52,919      71,218      48,526      57,593      85,526
         Net Income                      5,787       2,099       7,033      10,839      11,877       8,587       3,559      16,756
         Basic Net Income Per Share   $   0.16    $   0.06    $   0.19    $   0.30    $   0.33    $   0.23    $   0.10    $   0.46

15. OTHER INCOME

         (dollars in thousands)                     2000          1999          1998
                                                  --------      --------      --------

         Dividend Income                             2,581         1,072         1,372
         Interest Income                             3,766         4,744         4,312
         Interest Expense                             (932)         (378)         (351)
         Gain (Loss) on Investments                   (438)       (1,517)        5,880
         Other (net)                                 2,855         1,065         2,113
                                                     -----        ------        ------
                                                     7,832         4,986        13,326
                                                     =====        ======        ======

16. CREDIT REVOLVER AND OTHER COMMITMENTS

The Company has a $200.0 million revolving credit agreement with certain financial institutions. The borrowings under the credit agreement are unsecured and for which the Company presently pays (quarterly) commitment and utilization fees, as applicable under the agreement, at a range of 10-15 basis points and 10-25 basis points, respectively. The Company's revolving credit agreement contains various covenants which, among other things, require the maintenance of certain financial ratios related to fixed charge coverage and maximum leverage, establish minimum levels of net worth, establish limitations on indebtedness, certain types of payments, including dividends, liens and investments, and limit the use of proceeds of asset sales. The above covenants provide specific exclusion of EPIK's financial results and also provide for exclusion of certain financing and investing activities at Flagler. Borrowings under the credit agreement bear interest at variable rates linked to the LIBOR Index. Interest on borrowings is due and payable on the "rollover date" for each draw. Outstanding borrowings can be paid at any time by the borrower or at the conclusion of the facilities term (March 31, 2003). During the fourth quarter of 2000, the Company borrowed $88.0 million at an average rate of 7.07 percent. At December 31, 2000, there were $88.0 million of direct borrowings outstanding under the facility.

On March 22, 2001, the Company's revolving credit agreement was restructured into a secured facility with a borrowing capacity of $375.0 million. Borrowings under the credit agreement continue to bear interest at variable rates linked to the LIBOR index. The credit agreement also continues to contain various covenants which, among other things, requires the maintenance of certain financial ratios related to fixed charge coverage and maximum leverage, establishes minimum levels of net worth, establishes limitations on indebtedness, certain types of payments, including dividends, liens and investments, and limits the use of proceeds of asset sales.

The Company is obligated under several non-cancelable operating leases covering its facilities and equipment.

The lease terms are from 4 to 7 years. Future minimum payments under the leases and credit revolver debt are as follows:

                     YEAR                                AMOUNT
                     ----                              -----------

                     2001                              $ 7,097,000
                     2002                                5,030,000
                     2003*                              94,637,000
                     2004                                3,503,000
                     2005                                3,943,000
                     Thereafter                          7,007,000

*Includes debt repayment of $88.0 million in year 2003.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions "Election of Directors-Nominees," "Section 16(a) Beneficial Ownership Reporting Compliance," "Compensation of Executive Officers and "Executive Employment Agreements," in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the Proxy Statement), containing the information required by this Item 10 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions "Compensation Committee Report," "Compensation of Executive Officers," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Executive Employment Agreements," "Compensation of Directors," and "Performance Graph" in the Proxy Statement contains the information required in this Item 11 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement contains the information required in this Item 12 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement contains the information required in this
Item 13 and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)      1. FINANCIAL STATEMENTS

         The financial statements and schedules listed in the accompanying Index to Financial Statements and Financial Statement Schedule are filed as part of this Report.

         2. EXHIBITS

         The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Report.

(b)      REPORTS ON FORM 8-K

         1. Form 8-K was filed on May 22, 2000 covering an Analyst Presentation dated May 18, 2000.

         2. Form 8-K was filed on October 10, 2000, announcing the recapitalization of Florida East Coast Industries, Inc. and the completion on October 9, 2000 of the pro rata spin-off by The St. Joe Company of the approximate 54.0 percent equity interest held by St. Joe in FECI to St. Joe shareholders was completed on October 9, 2000.

         3. Form 8-K was filed on November 13, 2000, announcing that Mr. John McClellan, President of EPIK Communications Incorporated, intended to speak at the UBS Warburg Fifth Annual Global Telecom Conference that was being held on November 13-15, 2000 at the Plaza Hotel, New York, NY.

                       FLORIDA EAST COAST INDUSTRIES, INC.

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE
                                  [ITEM 14(A)]

                                                                   Reference
                                                                   Form 10-K
                                                                   Page Nos.
                                                                   ---------

Consolidated Statements of Income for each of the
three years ended December 31, 2000                                  38

Consolidated Balance Sheets at December 31, 2000 and 1999            39

Consolidated Statements of Changes in Shareholders' Equity
and Comprehensive Income for each of the three years in the
period ended December 31, 2000                                       40

Consolidated Statements of Cash Flows for each of the
three years in the period ended December 31, 2000                    41

Notes to Consolidated Financial Statements                           42-57

Independent Auditors' Report                                         37

Financial Statement Schedule:
III-Real Estate and Accumulated Depreciation                         64-65

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

                       FLORIDA EAST COAST INDUSTRIES, INC.

                                INDEX TO EXHIBITS
                                 (ITEM 13[A] 3.)

  S-K
Item 601   Documents                                                Page Numbers
--------   ---------                                                ------------

(3)(i)     Amended and Restated Articles of Incorporation                *

(3)(ii     Amended and Restated By-Laws                                  *

(4)        Stock Purchase Rights                                         #

10(a)      Employment Agreement, Basic Stock Option Agreement
           and Restricted Stock Agreement dated December 21, 2000
           between FECI and Richard G. Smith                             **

10(b)      Credit Agreement dated March 22, 2001, between Florida        **
           East Coast Industries, Inc., and Bank of America, N.A.,
           First Union National Bank and SunTrust Bank

10(c)      Distribution and Recapitalization Agreement                   ##

10(d)      Shareholders' Agreement dated as of October 26, 1999
           among Alfred I. duPont Testamentary Trust, Nemours
           Foundation and Florida East Coast Industries, Inc.            ###

(20)       Shareholders letters dated October 9, 2000 with attached      **
           Summary of Rights Plan -- Term Sheet

(21)       Subsidiaries of Florida East Coast Industries, Inc.           62

(23)       Independent Auditors' Consent Letter                          66

(24)       Power of Attorney                                             63

*Amended and Restated Articles of Incorporation and Amended and Restated By-Laws of the Registrant, incorporated by reference to Appendices D and E, respectively, to the definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 4, 2000 (Registration No. 001-08728).
**These documents filed on Form 10-K with the Securities and Exchange Commission on March 30, 2001.
#Stock Purchase Rights and Rights Agreement, incorporated by reference to
Exhibit 1 to Florida East Coast Industries, Inc.'s Registration Statement on Form 8A, filed with the Securities and Exchange Commission on October 4, 2000. ##Distribution and Recapitalization Agreement, incorporated by reference to Appendix A to the definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on February 4, 2000 (Registration No. 001-08728).
###Shareholders' Agreement, incorporated by reference to Appendix C to the definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on February 4, 2000 (Registration No. 001-08728).

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2001.

FLORIDA EAST COAST INDUSTRIES, INC.
-----------------------------------
           (Registrant)


By:
   ----------------------------------------------
   Richard G. Smith, Executive Vice President
   and Chief Financial Officer


   ----------------------------------------------
   Mark A. Leininger
   Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:



R.W. Anestis*                                Heidi J. Eddins*
----------------------------------------     --------------------------------------------------
R.W. Anestis, Chairman, President, Chief     Heidi J. Eddins, Executive Vice President, General
Executive Officer and Director               Counsel and Secretary


R.S. Ellwood*                                J.N. Fairbanks*
----------------------------------------     --------------------------------------------------
R.S. Ellwood, Director                       J.N. Fairbanks, Director


D.M. Foster*                                 A.C. Harper*
----------------------------------------     --------------------------------------------------
D.M. Foster, Director                        A.C. Harper, Director


A. Henriques*                                G.H. Lamphere*
----------------------------------------     --------------------------------------------------
A. Henriques, Director                       G.H. Lamphere, Director


J. Nemec*                                    H.H. Peyton*
----------------------------------------     --------------------------------------------------
J. Nemec, Director                           H.H. Peyton, Director


W.L. Thornton*
----------------------------------------
W.L. Thornton, Director

Date: March 15, 2001

*Such signature has been affixed pursuant to Power of Attorney.

21. Listing of parent and subsidiaries wholly-owned, unless otherwise noted, by Florida East Coast Industries, Inc. as of December 31, 2000:

Name of Subsidiary                           State of Incorporation/Organization
------------------                           -----------------------------------

Florida East Coast Railway, L.L.C.                      Florida

Railroad Track Construction Corporation                 Florida
(100% owned by Florida East Coast Railway)

Florida East Coast Deliveries, Inc.                     Florida
(100% owned by Florida East Coast Railway)

Flagler Development Company                             Florida

Gran Central - Deerwood North, L.L.C.                   Delaware
(100% owned by Flagler Development Company)

Florida Express Carriers, Inc.                          Florida

Florida Express Logistics, Inc.                         Florida
(100% owned by Florida Express Carriers, Inc.)

EPIK Communications Incorporated                        Florida

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENT, that each of the undersigned Directors of Florida East Coast Industries, Inc., a Florida corporation ("Corporation"), which is about to file with the Securities and Exchange Commission, Washington, D.C. 20549, under the provisions of the Securities Exchange Act of 1934, as amended, a Report on Form 10-K for the fiscal year ended December 31, 2000, hereby constitutes and appoints R.W. Anestis and Heidi J. Eddins as his true and lawful attorneys-in-fact and agent, and each of them with full power to act, without the other in his stead, in any and all capacities, to sign the 2000 Report of Florida East Coast Industries, Inc., on Form 10-K and to file on behalf of the Corporation such Report and amendments with all exhibits thereto, and any and all other information and documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agent, and each of them, full power and authority to do and perform any and all acts and things requisite and ratifying and confirming all that each said attorneys-in-fact and agent or any one of them, may lawfully do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, the undersigned have hereunto set their hands on the date indicated below:


         /s/ R.W. Anestis                             /s/ Heidi J. Eddins
         --------------------------------------       ------------------------------------------
         R.W. Anestis, Chairman, President,           Heidi J. Eddins, Executive Vice President,
         Chief Executive Officer and Director         General Counsel and Secretary


         /s/ R.S. Ellwood                             /s/ J.N. Fairbanks
         --------------------------------------       ------------------------------------------
         R.S. Ellwood, Director                       J.N. Fairbanks, Director


         /s/ D.M. Foster                              /s/ A.C. Harper
         --------------------------------------       ------------------------------------------
         D.M. Foster, Director                        A.C. Harper, Director


         /s/ A. Henriques                             /s/ G.H. Lamphere
         --------------------------------------       ------------------------------------------
         A. Henriques, Director                       G.H. Lamphere, Director


         /s/ J. Nemec                                 /s/ H.H. Peyton
         --------------------------------------       ------------------------------------------
         J. Nemec, Director                           H.H. Peyton, Director


         /s/ W.L. Thornton                            /s/ R.G. Smith
         --------------------------------------       ------------------------------------------
         W.L.Thornton, Director                       R.G. Smith, Executive Vice President
                                                      and Chief Financial Officer

         /s/ M.A. Leininger
         -------------------------------------
         M.A. Leininger, Vice President and
         Controller

         Date: March 15, 2001
              --------------------------------

                       FLORIDA EAST COAST INDUSTRIES, INC.
     SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND ACCUMULATED DEPRECIATION
                        DECEMBER 31, 2000, 1999 AND 1998
                             (dollars in thousands)

                                 Initial Cost to Company Carried at Close of Period
                                 ----------------------- --------------------------
                                                                                                                        Depreciable
                                                                                                                         Life Used
                                              Costs                                                                         in
                                           Capitalized                                                                  Calculation
                                          Subsequent to                                                      Date      Latest Income
                                                         Land & Land  Buildings and         Accumulated   Capitalized       in
          Description              Land    Acquisition   Improvements Improvements   Total  Depreciation  or Acquired    Statement
--------------------------------  ------- -------------  ------------ ------------- ------- ------------  -----------  -------------

Duval County
------------
Office Buildings                    1,675    110,581         18,083       94,173    112,256    19,291       various    3 to 40 years
Office/Showroom/Warehouses            362     40,636          5,974       35,024     40,998     9,026        1987      3 to 40 years
Office/Warehouses                     332     11,410          3,834        7,908     11,742     2,224        1994      3 to 40 years
Front Load Warehouse                   19      2,809            347        2,481      2,828       365        1998      3 to 40 years
Rail Warehouses                        18      2,885            326        2,577      2,903       395        1998      3 to 40 years
Land w/Infrastructure               1,524     15,658         15,429        1,753     17,182     1,847        1998      3 to 40 years
Unimproved Land & Misc. Assets        313         74            387           --        387        --        1998       5 years

St. Johns County
----------------
Unimproved Land                       812      3,281          4,092           --      4,093         1       various      15 years

Flagler County
--------------
Unimproved Land                       998      3,511          4,509           --      4,509         4       various      15 years

Volusia County
--------------
Unimproved Land                       623      3,542          4,165           --      4,165         4       various      15 years

Brevard County
--------------
Unimproved Land                       246     11,154         11,400           --     11,400        --       various

Indian River County
-------------------
Unimproved Land                         1         --              1            0          1        --       various

St. Lucie County
----------------
Unimproved Land                       399        245            644           --        644        --       various

Martin County
-------------
Land w/ Infrastructure                493      3,495          3,988           --      3,988       369       various      15 years
Unimproved Land                         1         --              1           --          1        --       various

Okeechobee County
-----------------
Unimproved Land                         3         --              3           --          3        --       various

Putnam County
-------------
Unimproved Land                         2         --              2           --          2        --       various

Palm Beach County
-----------------
Unimproved Land                       164         66            230           --        230        --       various    3 to 40 years

Broward County
--------------
Rail Warehouse                         33      1,760            405        1,388      1,793       881        1986      3 to 40 years
Land w/ Infrastructure              1,949      1,486          3,435           --      3,435        26        1992      3 to 40 years
Unimproved Land                        63      2,033          2,096           --      2,096        --       various

Manatee County
--------------
Unimproved Land                        73          1             74           --         74        --       various

                       FLORIDA EAST COAST INDUSTRIES, INC.
     SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND ACCUMULATED DEPRECIATION
                        DECEMBER 31, 2000, 1999 AND 1998
                             (dollars in thousands)

                                 Initial Cost to Company Carried at Close of Period
                                 ----------------------- --------------------------
                                                                                                                        Depreciable
                                                                                                                         Life Used
                                              Costs                                                                         in
                                           Capitalized                                                                  Calculation
                                          Subsequent to                                                      Date      Latest Income
                                                         Land & Land  Buildings and         Accumulated   Capitalized       in
          Description              Land    Acquisition   Improvements Improvements   Total  Depreciation  or Acquired    Statement
----------------------------      ------- -------------  ------------ ------------- ------- ------------  -----------  -------------


Dade County
-----------
Double Front Load Warehouse           727      6,551          2,059        5,219      7,278     1,944        1993      3 to 40 years
Rail Warehouses                     1,373     13,103          3,909       10,567     14,476     3,975        1988      3 to 40 years
Office/Showroom/Warehouses          1,833     18,731          5,948       14,617     20,564     6,365        1988      3 to 40 years
Office Building                       840      9,071          1,382        8,529      9,911       269        2000      3 to 40 years
Office/Warehouses                   2,348     22,964          6,441       18,871     25,312     6,414        1990      3 to 40 years
Front Load Warehouses               3,089     24,547          8,774       18,862     27,636     6,962        1991      3 to 40 years
Office/Service Center                 254      3,046            900        2,400      3,300       683        1994      3 to 40 years
Transit Warehouse                     140      1,436            140        1,436      1,576       393       various    3 to 40 years
Land w/Infrastructure              12,230     20,824         31,146        1,908     33,054     2,175       various    3 to 40 years
Unimproved Land & Misc
  Assets                            5,133      9,274         14,407           --     14,407        --       various    3 to 40 years

Orange County
-------------
Office Building                        --     54,818          9,726       45,092     54,818     3,535        1998      3 to 40 years
Office/Showroom/Warehouse              --     19,378          3,500       15,878     19,378     1,422        1998      3 to 40 years
Land w/Infrastructure                  --      3,932          3,885           47      3,932        77        1995      3 to 40 years
Unimproved Land & Misc
  Assets                               --     16,927         16,927           --     16,927        --        1999      3 to 40 years
                                  -------    -------        -------      -------    -------   -------
           TOTALS                  38,070    439,229        188,569      288,730    477,299    68,647
                                  =======    =======        =======      =======    =======   =======

Notes:

(A) The aggregate cost of real estate owned at December 31, 2000 for federal income tax purposes is approximately $403,000,000.
(B) Reconciliation of real estate owned (dollars in thousands):

                                           2000          1999          1998
                                         --------      --------      --------

Balance at Beginning of Year              427,448       418,502       365,532
Amounts Capitalized                        64,633        73,761        62,153
Amounts Retired or Adjusted               (14,782)      (64,815)       (9,183)
                                         --------      --------      --------
Balance at Close of Period                477,299       427,448       418,502
                                         ========      ========      ========

(C) Reconciliation of accumulated depreciation (dollars in thousands):

Balance at Beginning of Year               52,770        51,987        39,691
Depreciation Expense                       16,028        14,064        12,487
Amounts Retired or Adjusted                  (151)      (13,281)         (191)
                                         --------      --------      --------
Balance at Close of Period                 68,647        52,770        51,987
                                         ========      ========      ========

                                                                      Exhibit 23




                          Independent Auditors' Consent




The Board of Directors
Florida East Coast Industries, Inc.:

We consent to incorporation by reference in the registration statement (No. 333-53144) on Form S-8 of Florida East Coast Industries, Inc. of our report dated February 9, 2001, relating to the consolidated balance sheets of Florida East Coast Industries, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for the three years ended December 31, 2000, and the related schedule, which report appears in the December 31, 2000 annual report on Form 10-K of Florida East Coast Industries, Inc.



                                                        /s/ KPMG LLP


Jacksonville, Florida
March 29, 2001