Form 10-Q
period 2001-03-31
FLORIDA EAST COAST INDUSTRIES INC
filed 2001-05-15
CIK 740796

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

                        Commission File Number 001-08723
                                               ---------

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

                                 Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              CLASS                               OUTSTANDING AT MARCH 31, 2001
              -----                               -----------------------------
Class A Common Stock-no par value                 16,908,981 shares
Class B Common Stock-no par value                 19,609,216 shares
Collateral Trust 5% Bonds                         $11,494,800

                       FLORIDA EAST COAST INDUSTRIES, INC.


                                     PART I

                              FINANCIAL INFORMATION


                                         INDEX                                PAGE NUMBERS
                                         -----                                ------------

ITEM 1.  FINANCIAL STATEMENTS


              Consolidated Balance Sheets -
                  March 31, 2001 and December 31, 2000                                2

              Consolidated Statements of Income -
                  Quarters ended March 31, 2001 and 2000                              3

              Consolidated Statements of Cash Flows -
                  Quarters ended March 31, 2001 and 2000                              4

              Notes to Consolidated Financial Statements                              5-10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Comparison of First Quarter 2001 versus First Quarter 2000             11-14

              Changes in Financial Condition, Liquidity and Capital Resources        14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                  14



                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                           15


ITEM 5.  OTHER INFORMATION                                                           15-16

ITEM 6.  EXHIBITS AND REPORTS                                                        17

                       FLORIDA EAST COAST INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                      MARCH 31       DECEMBER 31
                                                                                        2001             2000
                                                                                     ----------       ----------
                                                                                     (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                              29,854           18,444
  Short-term investments                                                                  5,443           12,942
  Accounts receivable (net)                                                              37,073           34,513
  Materials and supplies                                                                  8,112            3,653
  Other current assets                                                                   12,256            8,772
                                                                                     ----------       ----------
    Total current assets                                                                 92,738           78,324

OTHER INVESTMENTS                                                                            --            1,304

PROPERTIES, LESS ACCUMULATED DEPRECIATION                                             1,071,821          989,283

OTHER ASSETS AND DEFERRED CHARGES                                                        45,549           42,627
                                                                                     ----------       ----------
TOTAL ASSETS                                                                          1,210,108        1,111,538
                                                                                     ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                       91,700           81,814
  Income taxes                                                                            2,807            4,834
  Accrued casualty and other liabilities                                                  1,565            2,647
  Other accrued liabilities                                                               8,416            5,568
                                                                                     ----------       ----------
    Total current liabilities                                                           104,488           94,863

DEFERRED INCOME TAXES                                                                   134,874          136,170

LONG-TERM DEBT                                                                          180,000           88,000

ACCRUED CASUALTY, DEFERRED REVENUES, AND OTHER LONG-TERM LIABILITIES                     40,302           44,401

SHAREHOLDERS' EQUITY:
  Common Stock:
  Class A common stock; no par value; 50,000,000 shares authorized; 17,708,065           65,683           65,762
   shares issued and 16,908,981 shares outstanding at March 31, 2001, and
   17,674,811 shares issued and 16,875,727 outstanding at December 31, 2000
  Class B common stock, no par value; 100,000,000 shares authorized; 19,609,216 shares issued and outstanding at March 31, 2001 and at December 31, 2000
  Retained earnings                                                                     695,341          693,384
  Accumulated other comprehensive income-unrealized gain on securities (net)                265               13
  Restricted stock deferred compensation                                                 (1,490)          (1,700)
  Treasury stock at cost (799,084 shares)                                                (9,355)          (9,355)
                                                                                     ----------       ----------
    Total shareholders' equity                                                          750,444          748,104
                                                                                     ----------       ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            1,210,108        1,111,538
                                                                                     ==========       ==========

(See accompanying notes)

                       FLORIDA EAST COAST INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per share amounts)
                                   (Unaudited)


                                            QUARTER ENDED MARCH 31
                                        -----------------------------
                                            2001              2000
                                        -----------       -----------

Operating Revenues                           67,899            65,159

Operating Expenses                          (63,685)          (52,916)
                                        -----------       -----------

Operating Profit                              4,214            12,243

Other Income                                    522             4,005

Income before Income Taxes                    4,736            16,248
Provision for Income Taxes                   (1,866)           (5,406)
                                        -----------       -----------

Net Income                                    2,870            10,842
                                        ===========       ===========


Earnings per share-basic                $      0.08       $      0.30
Earnings per share-diluted              $      0.08       $      0.30

Average shares outstanding-basic         36,389,628        36,347,853
Average shares outstanding-diluted       36,684,572        36,725,413



(See accompanying notes)

                       FLORIDA EAST COAST INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)

                                                                                       QUARTER ENDED MARCH 31
                                                                                      -----------------------
                                                                                        2001           2000
                                                                                      --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                             2,870         10,842
  Adjustments to reconcile net income to cash generated by operating activities:
    Depreciation and amortization                                                       11,483          8,216
    Loss on sales and other disposition of properties                                   (1,182)          (934)
    Sale of trading investments (net)                                                       --         15,770
    Realized (gain) on investments                                                          --           (312)
    Deferred taxes                                                                      (1,453)           890
    Stock compensation plans                                                               210            130

Changes in operating assets and liabilities:
  Accounts receivable                                                                   (2,560)        (3,564)
  Other current assets                                                                  (7,943)           811
  Other assets and deferred charges                                                     (3,400)          (574)
  Accounts payable                                                                       9,886         (8,050)
  Income taxes payable                                                                  (2,027)         3,274
  Other current liabilities                                                              2,848          3,456
  Reserves and other long-term liabilities                                              (5,181)           337
                                                                                      --------       --------
Net cash generated by operating activities                                               3,551         30,292

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of properties                                                               (94,371)       (47,752)
  Purchase of investments:
    Available-for-sale                                                                      --       (296,360)
  Maturities and redemption of investments:
    Available-for-sale                                                                   9,211        310,047
  Proceeds from disposition of assets                                                    2,010          1,349
                                                                                      --------       --------
Net cash used in investing activities                                                  (83,150)       (32,716)
                                                                                      --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of options                                                         11          1,207
  Purchase of common stock                                                                 (89)            --
  Proceeds from line of credit                                                          92,000             --
  Payment of dividends                                                                    (913)          (910)
                                                                                      --------       --------
Net cash from financing activities                                                      91,009            297

NET INCREASE/DECREASE IN CASH AND CASH EQUIVALENTS                                      11,410         (2,127)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                          18,444         15,715
                                                                                      --------       --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                29,854         13,588
                                                                                      ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes                                                             5,350             17
                                                                                      ========       ========
  Cash paid for interest                                                                 2,445            138
                                                                                      ========       ========

(See accompanying notes)

                       FLORIDA EAST COAST INDUSTRIES, INC.


        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1.  General

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements reflect all accruals and adjustments considered necessary to present fairly the financial position as of March 31, 2001 and December 31, 2000, and the results of operations and cash flows for the three-month periods ended March 31, 2001 and 2000. Results for interim periods may not necessarily be indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's 2000 Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

On October 9, 2000, St. Joe Company (St. Joe) and Florida East Coast Industries, Inc. (FECI or the Company) completed the recapitalization of FECI, and implemented the pro-rata spin-off to St. Joe shareholders of St. Joe's approximate 54.0 percent interest in FECI. St. Joe and its affiliates continue to provide real estate services to FECI under contracts expiring in October 2003, including property management and leasing, development management and construction coordination.


NOTE 2. Commitments and Contingencies

The Company maintains comprehensive liability insurance for bodily injury and property claims for risks with respect to losses for third party liability and property damage, but maintains a significant self-insured retention for these exposures. The Company is the defendant and plaintiff in various lawsuits resulting from its operations. In the opinion of management, adequate provision has been made in the financial statements for the estimated liability that may result from disposition of such matters.

The Company is subject to proceedings arising out of historic disposal of fuel and oil used in the transportation business. It is the Company's policy to accrue environmental cleanup costs when it is probable that a liability has been incurred and an amount can be reasonably estimated. As assessments and cleanups proceed, these accruals are reviewed and adjusted.

Florida East Coast Railway (FECR), the Company's rail subsidiary, is presently involved in proceedings initiated by the United States Environmental Protection Agency (USEPA) for the remediation of a site in which USEPA has named FECR a potentially responsible party (PRP). The USEPA has alleged that FECR caused certain materials, including waste oil, to be disposed of at the site over a period of years. There are many other PRPs named by USEPA for this site. The USEPA offered all named PRPs an opportunity to participate in its new pilot allocation program. FECR is working with other PRPs and USEPA to resolve this matter consistent with the allocator's decision. Based on the allocator's decision, FECR's liability for the remediation of the site is not expected to be material.

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

During the installation of conduits on a site recently acquired by the Company's telecommunications subsidiary, EPIK Communications Incorporated (EPIK), EPIK discovered a number of underground storage tanks from a prior land use. It has removed all the tanks. Field investigation indicates some contamination of soil and groundwater. EPIK is vigorously pursuing relief against PRPs, including a large petroleum and gasoline service company. Based on the information currently available, the Company does not believe the costs of remediation, even if borne by EPIK, will be material.

It is difficult to quantify future environmental costs as many issues relate to actions by third parties or changes in environmental regulations. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity or results of operations of the Company.


NOTE 3.  Comprehensive Income

Comprehensive income for the three months ended March 31, 2001 and 2000 was $3.1 and $10.4 million, respectively. These amounts differ from net income due to changes in the net unrealized holding gains/losses generated from available-for-sale securities.


NOTE 4.  Earnings Per Share

The diluted weighted-average number of shares includes the net shares that would be issued upon the exercise of "in the money" stock options using the treasury stock method.


NOTE 5.  Dividends

On February 22, 2001, the Company declared a dividend of $.025 (2 1/2 cents) per share on its outstanding common stock, payable March 22, 2001, to shareholders of record March 8, 2001.

NOTE 6.  Other Income

                                                    QUARTER ENDED MARCH 31
                                                    ----------------------
      (dollars in thousands)                         2001             2000
                                                     ----             ----

      Dividend Income                                   -            2,432
      Interest Income                                 324            1,325
      Interest Expense                               (465)            (138)
      Gain (Loss) on Investments                       (3)            (164)
      Other (net)                                     666              550
                                       ------------------------------------
                                                      522            4,005
                                       ====================================


NOTE 7.  Credit Revolver

The Company has a $375.0 million revolving credit agreement with certain financial institutions. The borrowings under the credit agreement are secured by the capital securities of FECR, and for which the Company presently pays (quarterly) commitment fees, as applicable under the agreement, at a range of 20-37.5 basis points. The Company's revolving credit agreement contains various covenants which, among other things, require the maintenance of certain financial ratios related to fixed charge coverage and maximum leverage, establish minimum levels of net worth, establish limitations on indebtedness, certain types of payments, including dividends, liens and investments, and limit the use of proceeds of asset sales. Some of the above covenants provide specific exclusion of EPIK's financial results, as well as exclusion of certain financing and investing activities at Flagler Development Company (Flagler). Borrowings under the credit agreement bear interest at variable rates linked to the LIBOR Index. Interest on borrowings is due and payable on the "rollover date" for each draw. Outstanding borrowings can be paid at any time by the borrower, or at the conclusion of the facilities term (March 31, 2004). At March 31, 2001, there were $180.0 million of direct borrowings outstanding under the facility at an average interest rate of approximately 6.5 percent.


NOTE 8.  Segment Information

Under the provisions of SFAS 131, the Company has four reportable operating segments. These are railway segment, realty segment, telecommunications segment and the trucking segment.

The railway segment provides rail freight transportation along the east coast of Florida between Jacksonville and Miami. The realty segment is engaged in the development, leasing, management, operation and selected sale of its commercial and industrial property. EPIK, based in Orlando, Florida, operates as a carriers' carrier, providing wholesale carrier services including bandwidth (private lines), wave services, internet protocol services, collocation and dark fiber. The trucking segment provides truckload transportation for a wide range of general commodities primarily in the southeast United States.

The Company's railway subsidiary generates revenues from leases to other telecommunications companies for the installation of fiber optic and other facilities on the railroad right-of-way, which are included in the telecommunications segment.

The Company evaluates the railway and trucking segments' performance based on operating profit or loss from operations before other income and income taxes. Operating profit is operating revenue less directly traceable costs and expenses. The Company evaluates the realty segment based on EBITDA and operating profit. The Company evaluates the telecommunications segment's performance, specifically EPIK's, based on EBITDA and more broadly (i.e., the segment inclusive of right-of-way leases) by operating profit or loss. EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization. EBITDA, as a measure of operating cash flow, is considered a key financial performance indicator.

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

INFORMATION BY INDUSTRY SEGMENT:

 (DOLLARS IN THOUSANDS)                           3/31/01            3/31/00
                                                  -------            -------

OPERATING REVENUES
  Railway (a)                                      39,782             41,816
  Trucking                                          7,579              7,553
  Realty:
    Flagler Realty Rental (b)                      15,041             12,373
    Flagler Realty Sales                            2,009              1,348
    Other Rental                                      813                720
    Other Sales                                         -                  7
                                               ------------------------------
  Total Realty                                     17,863             14,448
  Telecommunications:
     EPIK Communications                            2,597                246
     Right-of-way Leases                            1,569              2,271
                                               ------------------------------
  Total Telecommunications                          4,166              2,517
  Total Revenues (segment)                         69,390             66,334
     Intersegment Revenues                         (1,491)            (1,175)
                                               ------------------------------
  Total Revenues (consolidated)                    67,899             65,159

OPERATING EXPENSES
  Railway (c)                                      29,565             31,302
  Trucking (d)                                      8,554              7,628
  Realty:
    Flagler Realty Rental                          11,876             10,897
    Flagler Realty Sales                              853                415
    Other Rental                                      656                110
    Other Sales                                         -                  -
                                               ------------------------------
  Total Realty                                     13,385             11,422
  Telecommunications:
     EPIK Communications                           12,105              2,033
     Right-of-way Leases                               34                 68
                                               ------------------------------
  Total Telecommunications                         12,139              2,101
  Corporate General & Administrative (e)            1,533              1,638
                                               ------------------------------
  Total Expenses (segment)                         65,176             54,091
     Intersegment Expenses                         (1,491)            (1,175)
                                               ------------------------------
  Total Expenses (consolidated)                    63,685             52,916

OPERATING PROFIT (LOSS)
  Railway                                          10,217             10,514
  Trucking                                           (975)               (75)
  Realty                                            4,478              3,026
  Telecommunications                               (7,973)               416
  Corporate General & Administrative               (1,533)            (1,638)
                                               ------------------------------
  Segment & Consolidated Operating Profit           4,214             12,243

Other Income (net)                                    522              4,005
                                               ------------------------------

INCOME BEFORE TAXES                                 4,736             16,248

Provision for Income Taxes                         (1,866)            (5,406)
                                               ------------------------------

NET INCOME                                          2,870             10,842
                                               ==============================

EBITDA BY INDUSTRY SEGMENT: (f)

(dollars in thousands)                                      3/31/01           3/31/00
                                                            -------           -------

RAILROAD EBITDA                                              13,976            14,285
                                                         =============================

REALTY EBITDA
EBITDA from Flagler operating properties rents               10,199             8,037
EBITDA (loss) from Flagler land rents/holding costs            (683)             (710)
Equity pickups on partnership rents                             172               (61)
Less: unallocated corporate overhead                         (1,257)           (1,511)
                                                         -----------------------------
EBITDA from Flagler rental properties, net of overheads       8,431             5,755


EBITDA from Flagler real estate sales, net of overheads       1,156               933
                                                         -----------------------------

Total EBITDA - Flagler                                        9,587             6,688
                                                         -----------------------------

EBITDA from other rental                                        167               620
EBITDA from other real estate sales                               0                 7
                                                         -----------------------------

Total EBITDA - real estate segment                            9,754             7,315
                                                         =============================

EPIK EBITDA                                                  (7,717)           (1,731)
                                                         =============================


(a) Included intersegment revenues of $1,441 and $1,141 for the three months ended March 31, 2001 and 2000, respectively.

(b) Included intersegment revenues of $50 and $34 for the three months ended March 31, 2001 and 2000, respectively.

(c) Included intersegment expenses of $30 and $15 for the three months ended March 31, 2001 and 2000, respectively.

(d) Included intersegment expenses of $1,441 and $1,141 for the three months ended March 31, 2001 and 2000, respectively.

(e) Included intersegment expenses of $20 and $19 for the three months ended March 31, 2001 and 2000, respectively.

(f) EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization.

ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include the Company's present expectations or beliefs concerning future events. Such forward-looking information may include, without limitation, statements that the Company does not expect that lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or other matters will have a material adverse effect on its consolidated financial condition, results of operations or liquidity, other similar expressions concerning matters that are not historical facts and projections relating to the Company's financial results. These forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those anticipated in the statements. Important factors that could cause such differences include, but are not limited to, the ability of the Company to complete systems and expand and enhance its telecommunications network within currently estimated time frames and budgets; the ability to compete effectively in a rapidly evolving and price competitive marketplace and to respond to customer demands and industry changes; the ability to achieve revenues from products and services in the telecommunications business that are in the early stages of development or operation; the ability to manage growth; the availability of expected financing; changes in business strategy, legislative or regulatory changes; technological changes; volatility of fuel prices; and changing general economic conditions (particularly in the state of Florida) as it relates to economically sensitive products in freight service and building rental activities; changes in contractual relationships; industry competition; natural events such as weather conditions, floods, earthquakes and forest fires; and the ultimate outcome of environmental investigations or proceedings and other types of claims and litigation.

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

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The Company reported net income of $2.9 million ($0.08 per diluted share) for the quarter ended March 31, 2001, compared to approximately $10.8 million ($0.30 per diluted share) for the same period in 2000.

RAILWAY

First quarter 2001 revenues from rail operations decreased 4.8 percent to $39.8 million from $41.8 million in 2000. Decreased revenues are primarily attributed to aggregate loadings, which fell 14.6 percent ($1.4 million) off last year's record levels. Miscellaneous freight revenues, primarily equipment rents, fell $0.5 million to $1.1 million from $1.6 million in 2000 as customers more effectively utilized Florida East Coast Railway (FECR) equipment. Efforts to recover intermodal traffic resulted in increased revenues of $0.2 million to $15.5 million. Continued success of expanding interchange traffic with Florida Express Carriers (FLX), FECI's trucking subsidiary, as well as increasing traffic with new and existing intermodal customers, contributed to the increase in revenues. Revenues from movements of finished automobiles in 2001 remained relatively comparable to 2000's first quarter levels, outperforming the overall industry average. All other commodities (primarily carload) were comparable, with a resulting modest net increase in revenues over 2000's levels. Also, affecting all revenues in the first quarter of 2000 was one extra revenue day ($0.5 million).

The Railway's operating expenses for the quarter decreased $1.7 million or 5.4 percent over first quarter 2000. FECR's operations realized cost savings from several areas, including reduced wages and benefits ($0.5 million), car hire ($0.2 million), derailment costs ($0.3 million), and increased expense recovery from repair billings on equipment owned by others ($0.3 million). Railway's operating ratio continued to improve at 74.3 percent for the quarter, compared to 74.9 percent in the same quarter during 2000.

REALTY

Flagler's rental revenues increased by 21.0 percent to $15.0 million during the first quarter, reflecting continued improvements in same store occupancy and continued leasing progress for properties delivered in 2000. Overall occupancy for Flagler's operating properties increased to 94.0 percent, up from 85.0 percent at first quarter end 2000.

At the end of the first quarter 2001, Flagler held 52 wholly owned finished buildings, with 5.4 million square feet, located in major Florida markets. These operating properties generated $10.2 million of EBITDA for first quarter 2001, an improvement of 27.5 percent over prior year EBITDA, which was $8.0 million for all properties owned at that time.

Flagler's same store buildings, including 50 operating properties, with 5.2 million square feet, generated rental revenues of $13.7 million for the quarter, representing a 13.2 percent increase over 2000 rental revenues of $12.1 million. Rental revenue improvements were primarily attributable to same store occupancy increases, which were 95.0 percent at first quarter end 2001, compared to 85.0 percent in prior year.

At quarter end, Flagler had 11 projects, with 1.7 million square feet, in various stages of development (276,000 square feet in lease-up stage; 1,054,000 square feet under construction; 361,000 square feet in predevelopment). Included are two build-to-suit projects in Miami totaling 500,000 square feet, both scheduled for third quarter 2001 completion.

Other improvements in EBITDA resulted from $0.2 million in equity pickups from operations of four properties held in joint ventures with Duke-Weeks Realty. Additionally, overhead costs decreased by $0.3 million with the year-end 2000 expiration of the St. Joe Asset Management Agreement.

Depreciation and amortization rose $1.1 million to $5.3 million during the first quarter of 2001. Increased depreciation on new buildings finished in 2000 accounted for this increase.

Flagler's operating profit from real estate sales was $1.2 million for the quarter, compared to $0.9 million profit from land sales during first quarter 2000.

Other rental operating expenses rose to $0.7 million during the quarter, primarily reflecting rental payments for a parcel of developable land in South Florida. The lease for this property was entered into during the fourth quarter of 2000.

TELECOMMUNICATIONS

EPIK's first quarter 2001 results include year-over-year revenue growth to $2.6 million from $0.25 million in 2000. EPIK continues to make progress on the development of its Southeast network, particularly the expansion of its metro rings and deployment of state-of-the-art internet protocol (IP) backbone capability. During the quarter, the revenue backlog rose over $30.0 million to $218.5 million. First quarter sales activities have successfully targeted large, well-established telecommunications customers who need EPIK's high capacity wave services, as well as collocation space. Also, demand from international telecommunication companies has increased, enabling EPIK to exploit its geographically advantageous location in South Florida where six new high capacity international submarine cables are just now coming into service.

EPIK's 2001 quarterly results include planned expenses of $12.1 million. Expenses in the first quarter of 2000 were $2.0 million. EBITDA losses for the quarters trended comparably at $7.7 million for the first quarter of 2001, compared to $1.7 million in 2000. Expenses for 2001 now reflect a maturing organization, properly staffed to provide the customer service and support necessary to complete the business plan for its Southeast network and product offerings.

Right-of-way lease revenues in 2000 included a settlement of $0.8 million from a telecommunication company.

TRUCKING

FLX's first quarter 2001 revenues from trucking operations were $7.6 million, compared to $7.6 million in first quarter 2000. The flat revenue reflects the overall depressed situation in the truckload operations of the trucking industry. While pure trucking is down, intermodal revenue is up. Traffic interchanged with FECR improved 26.3 percent over first quarter 2000 as FLX continues to develop on this intermodal segment in alliance with FECR.

First quarter expenses increased to $8.6 million from $7.6 million. First quarter 2001 expenses include expenses associated with the conversion of the FLX's Cincinnati terminal operations into an agency relationship, allowing FLX to focus on the Southeast and intermodal segment of the market. Also, included are expenses associated with systems integration to a new operating system, and increased rail interchange costs associated with increased intermodal revenue.

CORPORATE EXPENSES

Corporate expenses for the first quarter 2001 and 2000 were comparable.

OTHER INCOME

Other income for 2000 included a special TTX dividend of $2.4 million and higher levels of interest income ($1.0 million), given the first quarter 2000 cash and short-term investment balances.

PROVISION FOR INCOME TAXES

The first quarter 2000 tax provision reflects the benefit of a 70 percent dividend received deduction on the previously mentioned TTX dividend.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2001, the Company made capital investments of $94.4 million, primarily to improve efficiency and service at the Railway, to further develop Flagler's entitled realty, and to light and provision EPIK's Southeastern telecommunications network. During the quarter, the Company closed a three-year, $375.0 million credit facility, which replaced an earlier $200.0 million facility. For the year 2001, the Company plans capital investments in the range of $350.0 million to $375.0 million. The focus will be continued improvements in transportation, development of the real property portfolio, and completion of the Southeast telecommunications build out announced last year. The Company expects to finance its investment program through internally generated cash flow, the enlarged credit facility, and up to $250.0 million of mortgage finance which the Company plans to place on its leased up rental properties. The credit facility and mortgage financings are intended to create an efficient capital structure at the Company, as well as generate funds for growth.

Management believes that the cash generated from operations, the Company's liquid resources, and borrowing capacity, as appropriate, will be sufficient to fund the costs of operations, all anticipated capital expenditures and other obligations of the Company.

ITEM 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change to the disclosures made under the heading "Quantitative and Qualitative Disclosures about Market Risk" on page 36 of the Company's 2000 Annual Report on Form 10-K.

                                     PART II


ITEM 1.

                                LEGAL PROCEEDINGS

There are no new legal or regulatory proceedings pending or known to be contemplated which, in Management's opinion, are other than normal and incidental to the kinds of businesses conducted by the Company.

ITEM 5.

                                OTHER INFORMATION

FECR's traffic volume and revenues for the three months ended March 31, 2001 are shown below. Also, FECR's, Flagler's and FLX's operating expenses for the three months ended March 31, 2001 are presented below.

                                     TRAFFIC

                        THREE MONTHS ENDED MARCH 31, 2001
                        (dollars and units in thousands)

COMMODITY                           UNITS        PERCENTAGE (%)       AMT. OF REVENUE       PERCENTAGE (%)
INTERMODAL                          -----        --------------       ---------------       --------------
  TOFC/COFC                        80,286                 65.60            15,511,440                40.14
RAIL CARLOADS
  Crushed stone                    25,160                 20.56            10,725,598                27.77
  Construction materials            1,630                  1.33             1,090,388                 2.82
  Vehicles                          5,967                  4.88             4,615,332                11.94
  Foodstuffs                        2,016                  1.65             1,507,015                 3.90
  Chemicals                         1,056                  0.86             1,168,658                 3.02
  Paper                             2,050                  1.68             1,910,375                 4.94
  Other                             4,215                  3.44             2,111,746                 5.47
                                  -------                ------            ----------               ------
                      Total       122,380                100.00            38,640,552               100.00

                      RAILWAY OPERATING EXPENSES-YEAR 2001

       (dollars in thousands)                                    3/31/01
                                                                 -------

       Compensation & Benefits                                    11,717
       Fuel                                                        3,728
       Equipment Rents (net)                                         318
       Car Hire (net)                                               (141)
       Depreciation                                                3,725
       Purchased Services                                          1,841
       Repairs to/by Others (net)                                 (1,094)
       Load/Unload                                                 1,852
       Casualty & Insurance                                        1,008
       Property Taxes                                              1,155
       Materials                                                   2,604
       General & Administrative Expenses                           2,220
       Other                                                         632
                                                                 -------
       Total Operating Expenses                                   29,565
                                                                 =======

                        REALTY SEGMENT EXPENSES-YEAR 2001

       (dollars in thousands)                                    3/31/01
                                                                 -------

       Real Estate Taxes-Developed                                 1,644
       Repairs & Maintenance-Recoverable                             379
       Services, Utilities, Management Costs                       2,385
                                                                 -------
         Subtotal-Expenses subject to recovery                     4,408

       Realty Sales Expense                                          853
       Real Estate Taxes-Undeveloped Land                            868
       Repairs & Maintenance-Non-recoverable                         177
       Depreciation & Amortization                                 5,275
       SG&A-Non-recoverable                                        1,804
                                                                 -------
         Subtotal-Non-recoverable expenses                         8,977

       Total Operating Expenses                                   13,385
                                                                 =======

                       TRUCKING SEGMENT EXPENSES-YEAR 2001

       (dollars in thousands)                                    3/31/01
                                                                 -------

       Compensation & Benefits                                       581
       Fuel                                                          327
       Equipment Rentals (net)                                       528
       Depreciation                                                   39
       Purchased Services                                          3,549
       Repairs Billed to/by Others (net)                             172
       Casualty & Insurance                                          247
       Property Taxes                                                 45
       General & Administrative                                    1,274
       Other                                                         351
       Intersegment Expenses                                       1,441
                                                                 -------
       Total Operating Expenses, incl. goodwill                    8,554
                                                                 =======

ITEM 6.

                              EXHIBITS AND REPORTS

Exhibit 10. Credit Agreement dated March 22, 2001, between Florida East Coast Industries, Inc., and Bank of America, N.A., First Union National Bank and SunTrust Bank, incorporated by reference to Exhibit (10) (b) to Form 10-K, filed with the Securities and Exchange Commission on March 30, 2001.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FLORIDA EAST COAST INDUSTRIES, INC.
                               -----------------------------------
                                         (REGISTRANT)



Date: 5/15/01                  /s/ Mark A. Leininger
      -------                  ------------------------------------------------
                               Mark A. Leininger, Vice President and Controller





Date: 5/15/01                  /s/ Richard G. Smith
      -------                  ------------------------------------------------
                               Richard G. Smith, Executive Vice President and
                                          Chief Financial Officer