Form 10-Q
period 2001-06-30
FLORIDA EAST COAST INDUSTRIES INC
filed 2001-08-14
CIK 740796

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2001
                                                 -------------

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

                                 Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              CLASS                               OUTSTANDING AT JUNE 30, 2001
              -----                               ----------------------------
Class A Common Stock-no par value                     16,911,587 shares
Class B Common Stock-no par value                     19,609,216 shares
Collateral Trust 5% Bonds                             $11,494,800

                       FLORIDA EAST COAST INDUSTRIES, INC.


                                     PART I

                              FINANCIAL INFORMATION



                                      INDEX                                       PAGE NUMBERS
                                      -----                                       ------------

ITEM 1.  FINANCIAL STATEMENTS

              Consolidated Balance Sheets -
                  June 30, 2001 and December 31, 2000                                  2

              Consolidated Statements of Income -
                  Three Months and Six Months Ending
                  June 30, 2001 and 2000                                               3

              Consolidated Statements of Cash Flows -
                  Six Months Ending June 30, 2001 and 2000                             4

              Notes to Consolidated Financial Statements                               5-10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Comparison of Second Quarter 2001 versus Second Quarter 2000
              and Six Months 2001 versus Six Months 2000                               11-17

              Changes in Financial Condition, Liquidity and Capital Resources          17

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                    18


                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                             18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                           18

ITEM 5.  OTHER INFORMATION                                                             19-21

ITEM 6.  EXHIBITS AND REPORTS                                                          21

                       FLORIDA EAST COAST INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                                   JUNE 30        DECEMBER 31
                                                                                                     2001             2000
                                                                                                   -------        -----------
                                                                                               (Unaudited)

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                          18,734            18,444
  Short-term investments                                                                              1,304            12,942
  Accounts receivable (net)                                                                          32,721            34,513
  Materials and supplies                                                                              9,514             3,653
  Other current assets                                                                               13,287             8,772
                                                                                              -------------- -----------------
    Total current assets                                                                             75,560            78,324

OTHER INVESTMENTS                                                                                         -             1,304

PROPERTIES, LESS ACCUMULATED DEPRECIATION                                                         1,131,097           989,283

OTHER ASSETS AND DEFERRED CHARGES                                                                    47,679            42,627
                                                                                              -------------- -----------------
TOTAL ASSETS                                                                                      1,254,336         1,111,538
                                                                                              ============== =================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                                   74,283            81,814
  Income taxes                                                                                          243             4,834
  Short-term debt                                                                                     1,508                 -
  Accrued casualty and other reserves                                                                 1,690             2,647
  Other accrued liabilities                                                                           7,871             5,568
                                                                                              -------------- -----------------
    Total current liabilities                                                                        85,595            94,863

DEFERRED INCOME TAXES                                                                               135,602           136,170

LONG-TERM DEBT                                                                                      230,492            88,000

ACCRUED CASUALTY AND OTHER LONG-TERM LIABILITIES                                                     47,996            44,401

SHAREHOLDERS' EQUITY:
  Common Stock:
  Class A common stock; no par value; 50,000,000 shares authorized; 17,710,671                       67,940            65,762
   shares issued and 16,911,587 shares outstanding at June 30, 2001, and
   17,674,811 shares issued and 16,875,727 outstanding at December 31, 2000
  Class B common stock, no par value; 100,000,000 shares authorized; 19,609,216 shares issued and outstanding at June 30, 2001 and at December 31, 2000
  Retained earnings                                                                                 697,292           693,384
  Accumulated other comprehensive income-unrealized gain on securities (net)                             53                13
  Restricted stock deferred compensation                                                             (1,279)           (1,700)
  Treasury stock at cost (799,084 shares)                                                            (9,355)           (9,355)
                                                                                              -------------- -----------------
    Total shareholders' equity                                                                      754,651           748,104
                                                                                              -------------- -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                        1,254,336         1,111,538
                                                                                              ============== =================

(See accompanying notes)

                       FLORIDA EAST COAST INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                   THREE MONTHS                             SIX MONTHS
                                                   ENDED JUNE 30                           ENDED JUNE 30
                                          -------------------------------         -------------------------------
                                              2001                2000                2001                2000
                                          -----------         -----------         -----------         -----------

Operating Revenues                             80,249              65,299             148,148             130,458

Operating Expenses                            (76,291)            (54,497)           (139,976)           (107,413)
                                          -----------         -----------         -----------         -----------
Operating Profit                                3,958              10,802               8,172              23,045

Other Income                                      866                 498               1,388               4,503

Income before Income Taxes                      4,824              11,300               9,560              27,548
Provision for Income Taxes                     (1,960)             (4,267)             (3,826)             (9,673)
                                          -----------         -----------         -----------         -----------

Net Income                                      2,864               7,033               5,734              17,875
                                          ===========         ===========         ===========         ===========


Earnings per share-basic & diluted        $      0.08         $      0.19         $      0.16         $      0.49

Average shares outstanding-basic           36,393,587          36,357,525          36,391,607          36,352,689
Average shares outstanding-diluted         36,654,807          36,779,168          36,669,648          36,752,291

(See accompanying notes)

                       FLORIDA EAST COAST INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)

                                                                   SIX MONTHS ENDED JUNE 30
                                                                    2001             2000
                                                                  --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         5,734           17,875
  Adjustments to reconcile net income to cash generated by
   operating activities:
    Depreciation and amortization                                   23,995           17,214
    Gain on sales and other disposition of properties               (7,442)          (1,217)
    Purchase of trading investments (net)                               --           (9,817)
    Realized (gain) loss on investments                                 --             (439)
    Deferred taxes                                                    (593)             709
    Stock compensation plans                                           421              259

Changes in operating assets and liabilities:
  Accounts receivable                                                1,792           (1,792)
  Other current assets                                              (8,199)           1,082
  Other assets and deferred charges                                 (4,016)          (2,779)
  Accounts payable                                                  (7,531)          19,616
  Income taxes payable                                              (4,591)           2,970
  Other current liabilities                                          2,303            6,903
  Accrued casualty and other long-term liabilities                   2,638              534
                                                                  --------         --------
Net cash generated by operating activities                           4,511           51,118

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of properties                                          (170,402)         (96,408)
  Maturities and redemption of investments:
    Available-for-sale                                              13,007           40,404
  Proceeds from disposition of assets                               13,343            1,916
                                                                  --------         --------
Net cash used in investing activities                             (143,962)         (54,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of options                                  2,178            1,537
  Payments on line of credit                                       (16,000)              --
  Proceeds from mortgages                                          160,000               --
  Debt issuance costs                                               (4,611)              --
  Payment of dividends                                              (1,826)          (1,821)
                                                                  --------         --------
Net cash provided by (used in) financing activities                139,741             (284)

NET INCREASE/DECREASE IN CASH AND CASH EQUIVALENTS                     290           (3,254)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      18,444           15,715
                                                                  --------         --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                            18,734           12,461
                                                                  ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes                                        12,950            5,918
                                                                  ========         ========
  Cash paid for interest                                             5,076              284
                                                                  ========         ========

(See accompanying notes)

                       FLORIDA EAST COAST INDUSTRIES, INC.


        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)




NOTE 1.  General

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements reflect all accruals and adjustments considered necessary to present fairly the financial position as of June 30, 2001 and December 31, 2000, and the results of operations and cash flows for the six-month periods ended June 30, 2001 and 2000. Results for interim periods may not necessarily be indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's 2000 Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

On October 9, 2000, St. Joe Company (St. Joe) and Florida East Coast Industries, Inc. (FECI or the Company) completed the recapitalization of FECI, and implemented the pro-rata spin-off to St. Joe shareholders of St. Joe's approximate 54 percent interest in FECI. St. Joe and its affiliates continue to provide real estate services to Flagler Development Company (Flagler), the Company's real estate subsidiary, under contracts expiring in October 2003, including property management and leasing, development management and construction coordination.


NOTE 2. Commitments and Contingencies

The Company maintains comprehensive liability insurance for bodily injury and property damage claims of third parties, but maintains a significant self-insured retention for these exposures. The Company is the defendant and plaintiff in various lawsuits resulting from its operations. In the opinion of management, adequate provision has been made in the financial statements for the estimated liability that may result from disposition of such matters.

The Company is subject to proceedings arising out of historic disposal of fuel and oil used in the transportation business. It is the Company's policy to accrue environmental cleanup costs when it is probable that a liability has been incurred and an amount can be reasonably estimated. As assessments and cleanups proceed, these accruals are reviewed and adjusted.

Florida East Coast Railway (FECR), the Company's rail subsidiary, is presently involved in proceedings initiated by the United States Environmental Protection Agency (USEPA) for the remediation of a site in which USEPA has named FECR a potentially responsible party (PRP). The USEPA has alleged that FECR caused certain materials, including waste oil, to be disposed of at the site over a period of years. There are many other PRPs named by USEPA for this site. Many of the named PRPs participated in a pilot allocation program. The PRPs and USEPA are actively negotiating an agreement to implement site remediation with contributions to be paid in accordance with the allocator's decision. FECR's liability for the remediation of the site is not expected to be material.

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

In April 2001, Miami-Dade County filed a lawsuit in the Eleventh Judicial Circuit Court in Miami-Dade County, Florida concerning certain environmental contamination at and near the Miami International Airport. FECR is one of seventeen named defendants the County alleges contributed to the environmental contamination. FECR has not been served with the suit, but it is investigating the allegations set forth in the complaint and intends to vigorously defend the action. The Company does not currently possess sufficient information to reasonably estimate the amount of remediation liability, if any, it may have in regard to this matter. While the ultimate results of the claim against FECR cannot be predicted with certainty, based on information presently available, management does not expect that resolution of this matter will have a material adverse effect on the Company's financial position, liquidity or results of operation.

The Company monitors a small number of sites leased to others, or acquired by the Company or its subsidiaries. Based on management's ongoing review and monitoring of the sites, and the ability to seek contribution or indemnification from the PRPs, the Company does not expect to incur material additional costs, if any.

It is difficult to quantify future environmental costs as many issues relate to actions by third parties or changes in environmental regulations. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity or results of operations of the Company.


NOTE 3.  Comprehensive Income

Comprehensive income for the three months ended June 30, 2001 and 2000 was $2.7 and $7.2 million, respectively. Comprehensive income for the six months ended June 30, 2001 and 2000 was $5.8 and $17.6 million, respectively. These amounts differ from net income due to changes in the net unrealized holding gains/losses generated from available-for-sale securities.


NOTE 4.  Earnings Per Share

The diluted weighted-average number of shares includes the net shares that would be issued upon the exercise of "in the money" stock options using the treasury stock method.


NOTE 5.  Dividends

On May 30, 2001, the Company declared a dividend of $.025 (2 1/2 cents) per share on its outstanding common stock, payable June 28, 2001, to shareholders of record June 14, 2001.


NOTE 6.  Other Income

                               THREE        THREE          SIX          SIX
                              MONTHS       MONTHS        MONTHS       MONTHS
(dollars in thousands)        6/30/01      6/30/00       6/30/01      6/30/00
                              -------      -------       -------      -------

Dividend Income                      -          135             -        2,567
Interest Income                    662          709           986        2,034
Interest Expense                  (160)        (146)         (625)        (284)
Gain (Loss) on Investments         100            -            97         (164)
Other (net)                        264         (200)          930          350
                           ----------------------------------------------------
                                   866          498         1,388        4,503
                           ====================================================


NOTE 7.  Long-term Debt

In June 2001, Flagler issued $160.0 million of mortgage notes due July 2011, that are collateralized by buildings and properties having a carrying value at June 30, 2001 of approximately $142.7 million, net of accumulated depreciation of $46.6 million. Blended interest and principal repayment on the notes is payable monthly based on a fixed 7.39 percent weighted average interest rate on the outstanding principal amount of the mortgage notes and a thirty year amortization period. The net proceeds were used to repay existing indebtedness under the Company's revolving credit facility.

The Company has a $375.0 million revolving credit agreement with certain financial institutions, for which the Company presently pays (quarterly) commitment fees, as applicable under the agreement, at a range of 20-37.5 basis points. The borrowings under the credit agreement are secured by the capital securities of FECR. The Company's revolving credit agreement contains various covenants which, among other things, require the maintenance of certain financial ratios related to fixed charge coverage and maximum leverage, establish minimum levels of net worth, establish limitations on indebtedness, certain types of payments, including dividends, liens and investments, and limit the use of proceeds of asset sales. Some of the above covenants provide specific exclusion of EPIK's financial results, as well as exclusion of certain financing and investing activities at Flagler. Borrowings under the credit agreement bear interest at variable rates linked to the LIBOR Index. Interest on borrowings is due and payable on the "rollover date" for each draw. Outstanding borrowings can be paid at any time by the borrower, or at the conclusion of the facility's term (March 31, 2004). At June 30, 2001, there were $72.0 million of direct borrowings outstanding under the facility at an average interest rate of approximately 5.25 percent.


NOTE 8.  Segment Information

Under the provisions of SFAS 131, the Company has four reportable operating segments. These are: railway segment, trucking segment, realty segment and the telecommunications segment.

The railway segment provides rail freight transportation along the east coast of Florida between Jacksonville and Miami. The trucking segment is operated by Florida Express Carriers, Inc. (FLX), which provides truckload transportation for a wide range of general commodities primarily in the southeast United States. The realty segment is engaged in the development, leasing, management, operation and selected sale of its commercial and industrial property. EPIK, based in Orlando, Florida, operates as a carriers' carrier, providing wholesale carrier services including bandwidth (private lines), wave services, internet protocol services, collocation and dark fiber.

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

INFORMATION BY INDUSTRY SEGMENT:

                                                   THREE           THREE             SIX              SIX
                                                  MONTHS           MONTHS           MONTHS           MONTHS
(dollars in thousands)                            6/30/01          6/30/00          6/30/01          6/30/00
                                                 --------         --------         --------         --------

OPERATING REVENUES
  Railway (a)                                      40,721           41,794           80,503           83,610
  Trucking                                          8,449            7,935           16,028           15,488
  Realty:
    Flagler Realty Rental (b)                      15,013           13,567           30,054           25,940
    Flagler Realty Sales                           10,286              112           12,295            1,460
    Other Rental                                      858              780            1,671            1,500
    Other Sales                                       984              415              984              422
                                                 --------         --------         --------         --------
  Total Realty                                     27,141           14,874           45,004           29,322
  Telecommunications:
     EPIK Communications                            3,417              383            6,014              629
     Right-of-way Leases                            1,936            1,579            3,505            3,850
                                                 --------         --------         --------         --------
  Total Telecommunications                          5,353            1,962            9,519            4,479
  Total Revenues (segment)                         81,664           66,565          151,054          132,899
     Intersegment Revenues                         (1,415)          (1,266)          (2,906)          (2,441)
                                                 --------         --------         --------         --------
  Total Revenues (consolidated)                    80,249           65,299          148,148          130,458

OPERATING EXPENSES
  Railway (c)                                      29,666           31,618           59,231           62,920
  Trucking (d)                                     10,281            8,184           18,835           15,812
  Realty:
    Flagler Realty Rental                          12,502           11,293           24,378           22,190
    Flagler Realty Sales                            4,984               68            5,837              483
    Other Rental                                    1,128              109            1,784              219
                                                 --------         --------         --------         --------
  Total Realty                                     18,614           11,470           31,999           22,892
  Telecommunications:
     EPIK Communications                           16,957            3,190           29,062            5,223
     Right-of-way Leases                               38               74               72              142
                                                 --------         --------         --------         --------
  Total Telecommunications                         16,995            3,264           29,134            5,365
  Corporate General & Administrative (e)            2,150            1,227            3,683            2,865
                                                 --------         --------         --------         --------
  Total Expenses (segment)                         77,706           55,763          142,882          109,854
     Intersegment Expenses                         (1,415)          (1,266)          (2,906)          (2,441)
                                                 --------         --------         --------         --------
  Total Expenses (consolidated)                    76,291           54,497          139,976          107,413

OPERATING PROFIT (LOSS)
  Railway                                          11,055           10,176           21,272           20,690
  Trucking                                         (1,832)            (249)          (2,807)            (324)
  Realty                                            8,527            3,404           13,005            6,430
  Telecommunications                              (11,642)          (1,302)         (19,615)            (886)
  Corporate General & Administrative               (2,150)          (1,227)          (3,683)          (2,865)
                                                 --------         --------         --------         --------
  Segment & Consolidated Operating Profit           3,958           10,802            8,172           23,045

Other Income (net)                                    866              498            1,388            4,503
                                                 --------         --------         --------         --------
INCOME BEFORE TAXES                                 4,824           11,300            9,560           27,548
Provision for Income Taxes                         (1,960)          (4,267)          (3,826)          (9,673)
                                                 --------         --------         --------         --------

NET INCOME                                          2,864            7,033            5,734           17,875
                                                 ========         ========         ========         ========

EBITDA BY INDUSTRY SEGMENT: (f)

                                                                THREE           THREE           SIX             SIX
                                                               MONTHS          MONTHS          MONTHS          MONTHS
(dollars in thousands)                                         6/30/01         6/30/00         6/30/01         6/30/00
                                                               -------         -------         -------         -------

RAILROAD EBITDA                                                 15,155          13,841          29,131          28,126
                                                               =======         =======         =======         =======

REALTY EBITDA
EBITDA from Flagler operating properties rents                   9,892           9,041          20,091          17,097
EBITDA (loss) from Flagler land rents/holding costs               (705)           (738)         (1,388)         (1,467)
Equity pickups on partnership rents                                224              74             397              13
Less: unallocated corporate overhead                            (1,561)         (1,310)         (2,826)         (2,822)
                                                               -------         -------         -------         -------
EBITDA from Flagler rental properties, net of overheads          7,850           7,067          16,274          12,821


EBITDA from Flagler real estate sales, net of overheads          5,302              43           6,459             977
                                                               -------         -------         -------         -------

Total EBITDA - Flagler                                          13,152           7,110          22,733          13,798
                                                               -------         -------         -------         -------

EBITDA (loss) from other rental                                   (260)            681             (92)          1,302
EBITDA from other real estate sales                                984             415             985             422
                                                               -------         -------         -------         -------

Total EBITDA - real estate segment                              13,876           8,206          23,626          15,522
                                                               =======         =======         =======         =======

EPIK EBITDA                                                    (11,707)         (2,509)        (19,424)         (4,240)
                                                               =======         =======         =======         =======

(a) Included intersegment revenues of $1,354 and $1,231 for the three months ended June 30, 2001 and 2000, and $2,796 and $2,372 for the six months ended June 30, 2001 and 2000, respectively.

(b) Included intersegment revenues of $61 and $35 for the three months ended June 30, 2001 and 2000, and $110 and $69 for the six months ended June 30, 2001 and 2000, respectively.

(c) Included intersegment expenses of $41 and $7 for the three months ended June 30, 2001 and 2000, and $71 and $22 for the six months ended June 30, 2001 and 2000, respectively.

(d) Included intersegment expenses of $1,354 and $1,231 for the three months ended June 30, 2001 and 2000, and $2,796 and $2,372 for the six months ended June 30, 2001 and 2000, respectively.

(e) Included intersegment expenses of $20 and $28 for the three months ended June 30, 2001 and 2000, respectively, and $39 and $47 for the six months ended June 30, 2001 and 2000, respectively.

(f) EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization.

ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are necessarily based on certain assumptions, which are subject to risks and uncertainties that could cause actual results to materially differ from those contained in these forward-looking statements. Important factors that could cause such differences include but are not limited to, the Company's ability to complete systems and expand and enhance its telecommunications network within currently estimated time frames and budgets; the ability to compete effectively in a rapidly evolving capital constrained, volatile, and price competitive marketplace and to respond to customer demands and industry changes; the ability to achieve revenues from products and services in the telecommunications business that are in the early stages of development or operation; the ability to manage growth; changes in business strategy, legislative or regulatory changes; technological changes; volatility of fuel prices; and changing general economic conditions (particularly in the State of Florida and the telecommunication markets) as it relates to economically sensitive products in freight service and building rental activities; industry competition; natural events such as weather conditions, floods, earthquakes and forest fires; the ability of the Company to complete its mortgage and/or other financing plans; and the ultimate outcome of environmental investigations or proceedings and other types of claims and litigation.

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

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS
SECOND QUARTER AND SIX MONTHS

The Company reported net income of $2.9 million ($0.08 per diluted share) for the quarter ended June 30, 2001 compared to $7.0 million ($0.19 per diluted share) for the same period in 2000. Net income for the six months ended June 30, 2001 and 2000 was $5.7 million ($0.16 per diluted share) and $17.9 million ($0.49 per diluted share), respectively.

RAILWAY
SECOND QUARTER

Second quarter 2001 revenues from rail operations decreased 2.6 percent to $40.7 million from $41.8 million in 2000. Second quarter revenues from transportation of aggregate recovered from first quarter 2001 with revenues of $12.1 million, a sequential quarterly increase of $1.4 million or 13.1 percent. However, compared to 2000's record levels, aggregate revenues for the second quarter of 2001 were down $0.7 million at $12.1 million, a decrease of 5.5 percent versus second quarter 2000. The year-over-year decrease in aggregate loadings accounts for most of the decrease in FECR's revenues. Second quarter revenues from movements of automobiles showed an increase in revenues of $0.6 million to $5.2 million. Intermodal traffic in the second quarter produced revenues of $15.4 million, slightly ahead of second quarter 2000. Traffic levels for all other commodities, primarily carloads of paper and construction materials, showed signs of a slowing economy with a decrease of $0.5 million versus 2000's levels.

FECR's operating ratio improved, with a second quarter 2001 result of 72.9 percent compared to 75.7 percent for 2000. Operating expenses for the second quarter decreased $1.9 million, or 6.2 percent, to $29.7 million from $31.6 million during 2000. Continued successes from efficiencies with mechanical programs ($0.5 million), reductions of derailment costs ($0.6 million), and wages and benefits ($0.2 million) were major contributors to the decrease in operating expenses. FECR's operating profit improved to $11.1 million in the second quarter 2001, an increase of 8.6 percent over $10.2 million in the second quarter of the prior year.

SIX MONTHS

Revenues for the six months ended June 30, 2001 were $80.5 million, down $3.1 million from the same period in 2000. This decrease is primarily due to reduced aggregate traffic ($2.2 million) and decreased miscellaneous freight charges ($0.7 million). Operating expenses for the six months ended June 30, 2001 were $59.2 million, down $3.7 million from the same period in 2000. Decreases in expenses reflected continuing cost control measures, including wages ($1.0 million), derailment costs ($0.9 million), mechanical efficiency programs ($0.7 million), and car and equipment utilization improvements ($0.4 million).

TRUCKING
SECOND QUARTER

FLX's second quarter 2001 revenues from trucking operations were $8.5 million compared to $7.9 million in second quarter 2000. While revenues increased by 6.5 percent, the continued slowdown in U.S. economic growth adversely affected the trucking industry and FLX during the second quarter, resulting in downward pressure on prices and a more competitive market for loadings. These and other factors contributed to an operating loss of $1.8 million compared to 2000's quarterly operating loss of $0.3 million. Additionally, FLX continued to see weakness in "sub-haul traffic" from other truck carriers, an important product offering in FLX's business plan. Despite these difficult conditions, traffic interchanged with FECR increased 10.0 percent compared to second quarter 2000.

Second quarter expenses in 2001 increased to $10.3 million from $8.2 million in 2000. Increases in second quarter 2001 expenses include line-haul costs of $1.0 million, primarily agency related costs; $0.4 million in additional unplanned costs associated with significant organizational changes in the past year, including the conversion to a new operating system, operational centralization and personnel turnover; $0.2 million in an employee severance settlement; and $0.1 million in insurance costs.

SIX MONTHS

FLX's year-to-date revenues from trucking operations for 2001 were $16.0 million, comparable to $15.5 million for the same period in 2000. Traffic interchanged with FECR increased 17.9 percent compared to the first six months of 2000.

Expenses for the first six months of 2001 increased to $18.8 million from $15.8 million in the same period in 2000. Increases in 2001's expenses include line-haul costs of $1.7 million, primarily agency related costs; $0.6 million in additional unplanned costs associated with significant organizational changes in the past year, including the conversion to a new operating system, operational centralization and personnel turnover; and $0.2 million in an employee severance settlement.

REALTY
SECOND QUARTER

Realty rental and sales revenues from both Flagler and other realty operations were $27.1 million for second quarter 2001 compared to $14.9 million for the same period last year. The increase over prior year is associated with both rental operations and real estate sales. Second quarter rental operations for Flagler generated $15.0 million in revenues versus $13.6 million for 2000. Other realty rental contributed $0.9 million in revenues in 2001, up from $0.8 million in prior year. Flagler real estate sales increased from $0.1 million in 2000 revenues to $10.3 million in revenues for 2001. Revenues from other realty sales were $1.0 million in 2001 compared to $0.4 million in 2000.

At the end of the second quarter, Flagler held 53 finished buildings with 5.5 million square feet and 93.0 percent occupancy. Flagler's "same store" properties, including 50 buildings with 5.2 million square feet, were 94.0 percent occupied at June 30, 2001 compared to 91.0 percent at June 30, 2000. "Same store" rental revenues increased by $0.7 million during the second quarter with $13.5 million generated in 2001 compared to $12.8 million in 2000. Increases were principally due to occupancy improvements.

Four 100.0 percent owned Flagler operating properties, with 508,000 square feet, were issued certificates of occupancy in 2000. Together, these four properties contributed $1.0 million in second quarter 2001 revenues with $0.6 million generated in prior year.

At quarter end, Flagler had 11 projects, with 1.5 million square feet, in various stages of development (616,000 square feet in lease-up stage; 424,000 square feet under construction; 454,000 square feet in predevelopment). In addition, a 300,000-square foot build-to-suit project for Caterpillar Logistics was completed in June 2001, with the tenant taking occupancy in July 2001.

During the second quarter of 2001, Flagler recognized revenues of $10.3 million and operating profit of $5.3 million on real estate sales. These were primarily the result of surplus land disposals.

Second quarter realty rental and sales operating expenses (after depreciation and amortization) for both Flagler and other realty increased from $11.5 million in 2000 to $18.6 million in 2001. The increase is related to both rental operations and real estate sales. Second quarter operating expenses (after depreciation and amortization) related to both Flagler and other rental activities were $13.6 million, up from $11.4 million in 2000. Real estate sales expenses increased from $0.1 million in 2000 to $5.0 million in 2001.

Flagler's "same store" rental expenses (before depreciation and amortization) were comparable at $4.2 million in 2001 and $4.3 million in 2000.

Flagler's operating expenses (before depreciation and amortization) related to rental activities for four properties issued certificates of occupancy in 2000 were $0.3 million for second quarter 2001 with less than $0.1 million in expenses in prior year. Flagler's land holding costs (before depreciation and amortization) remained constant with $1.0 million incurred in both 2000 and 2001.

Depreciation and amortization expense increased by $0.6 million quarter-over-quarter from $4.7 million in 2000 to $5.3 million in 2001. Of this increase, $0.2 million is related to "same store" properties with $0.5 million related to new properties issued certificates of occupancy in 2000. Somewhat offsetting these increases is a $0.1 million decrease in depreciation expense on land with infrastructure that has been sold.

Corporate overhead costs increased from $1.3 million in second quarter 2000 to $1.6 million in 2001. The increase is principally related to Flagler staffing its management team. Flagler now occupies approximately 14,000 square feet of space in Jacksonville and currently has 32 employees.

Other realty operating expenses increased by $1.0 million quarter-over-quarter. The increase in other rental operating expenses is primarily from rental cost associated with a tract of land the Company leased with an initial term of 5 years, with options to renew for up to an additional 60 years, in Fort Lauderdale for warehouse development.

EBITDA generated by both Flagler and other realty for second quarter 2001 totaled $13.9 million compared to $8.2 million in prior year. The increase is related to both Flagler rental operations and Flagler and other real estate sales. Other realty rental operations somewhat offset these increases in relation to the above-referenced South Florida land lease.

Flagler's "same store" properties contributed $9.2 million of EBITDA for second quarter 2001 compared to $8.5 million in 2000. Increases are principally associated with "same store" occupancy improvements quarter-over-quarter. Properties issued certificates of occupancy during 2000 contributed $0.7 million in second quarter 2001 EBITDA compared to $0.5 million in 2000.

Joint venture properties generated $0.2 million of second quarter 2001 EBITDA with $0.1 million of EBITDA generated in prior year. Increases in corporate overhead expenses totaled $0.3 million quarter-to-quarter.

Other realty rentals EBITDA decreased from $0.7 million in 2000 to a loss of ($0.3 million) in 2001 primarily due to increased expenses related to the South Florida land lease.

Flagler's real estate sales generated EBITDA of $5.3 million in second quarter 2001 with less than $0.1 million in prior year. Other realty sales generated 2001 EBITDA of $1.0 million compared to $0.4 million in 2000.

SIX MONTHS

Flagler's rental revenues increased by 15.9 percent to $30.1 million during the six months ended June 30, 2001 when compared to the same period last year. EBITDA from Flagler's operating properties increased by 17.5 percent to $20.1 million. Flagler generated $6.5 million in land sale profit for the six-month period compared to $1.0 million in 2000. Other realty contributed $1.0 million in sale profits, up from $0.4 million in prior year.

TELECOMMUNICATIONS
SECOND QUARTER

During the second quarter, EPIK continued to make progress developing its Southeast network, particularly the expansion of metro rings, the build-out of express rings that connect major international submarine cable landings in South Florida, and the deployment of a state-of-the-art OC-192 internet protocol (IP) backbone to provide a comprehensive platform for EPIK's enLIGHTened IPSM services. Subsequent to the end of the second quarter, EPIK completed the last long-haul fiber portion of its Southeast network, a 350-mile route from Jacksonville to Atlanta that closes a geographically diverse fully protected ring, bringing EPIK's lit long-haul route mileage to 1,850.

Capital spending amounted to $41.0 million in the quarter and $107.0 million in the first half. EPIK presently intends to defer approximately 16 percent, or $40 million, of its originally budgeted 2001 capital spending due to recent industry volatility and slower than expected near-term sales growth. EPIK's revised 2001 capital program amounts to approximately $210 to $215 million, of which approximately $103 to $108 million is expected to be expended in the second half of the year. These expenditures are intended to complete the previously announced lighting up and provisioning of EPIK's Southeast telecommunications network, which EPIK continues to expect to complete on schedule by year-end 2001. The deferred capital expenditure items would provide additional collocation capacity and metro access in lower-demand locations in the Southeast. These may be added later as customer demand justifies.

EPIK's second quarter 2001 results include revenue of $3.4 million, representing year-over-year growth from $0.4 million in 2000. The telecom sector experienced significant volatility in the second quarter. Several start-up telecom companies, which have not completed their network construction or which are not cash flow positive, have been unable to obtain additional capital from either the equity or debt markets. This lack of capital has resulted in several bankruptcies. These events have affected EPIK's customer base. Second quarter sales activities have targeted large, well-established telecommunications carriers who require high capacity bandwidth services in the Southeast, particularly within the metropolitan areas of South Florida, Orlando, Tampa, Jacksonville and Atlanta. However, sales cycles have become longer in the present environment as carriers are more cautious in managing their capital expenses and operating costs. EPIK's second quarter 2001 expenses were $17.0 million. Expenses in the second quarter of 2000 were $3.2 million. The increased expenses reflect the cost of building the organization, developing new products and services, marketing and sales expense, and carrying a physical plant that has only begun to be used by customers. Additionally, EPIK's second quarter results reflect a charge for bad debt expense of $2.6 million due to the bankruptcy of its largest customer, 360networks, Inc., and resolution of a contract issue with another customer. 360networks received $2.4 million of services from EPIK during the first half of 2001. 360networks' obligations to EPIK arise out of an integrated series of transactions announced by EPIK in October of last year. In partial payment for collocation space, 360networks had agreed to provide EPIK with dark fiber (in addition to the swapping of other dark fiber assets), certain of which has yet to be constructed, which comprises 3,875 route miles of EPIK's approximately 13,000-mile dark fiber network beyond the southeast. Although 360networks intends, during the pendency of its bankruptcy, to purchase certain services from EPIK needed to maintain service for its own customers, EPIK is recognizing post bankruptcy revenues on such services only as cash payments are received. EPIK has been informed by 360networks' officials that 360networks intends to shut down at least parts of its network in Florida and, therefore, will not require certain of the collocation space. It is unknown whether the shut-down is permanent, and EPIK cannot presently determine the effect of the 360networks' bankruptcy on the October agreement.

At the end of the second quarter, EPIK's total revenue backlog stood at $152.0 million, excluding 360networks' obligations. This compares with $218.0 million reported at the end of the prior quarter, the decrease primarily the result of excluding $69.6 million of 360networks' obligations.

As noted, EPIK has experienced an increase in the sales cycle as customers move more cautiously. While EPIK has responded to this market with new product offerings (such as wave and IP services), EPIK has also reduced planned second half 2001 capital spending, and expects to make further capital spending and operating expense reductions if sales remain soft.

EBITDA losses for the second quarter of 2001 were $11.7 million compared to $2.5 million in 2000. Increases in EBITDA losses track the previous expense discussions above.

SIX MONTHS

EPIK'S 2001 year-to-date revenues were $6.0 million compared to $0.6 million in the same period in 2000. Revenues for 2001 reflect the completion of a portion of EPIK's Southeast network, and the commencement of services to EPIK's customers. Operating expenses for the six months ended June 30, 2001 were $29.1 million compared to $5.2 million for the comparable prior year period. While year-to-date 2001's expenses predominately reflect the building of the organization, developing new products and services, marketing and sales expenses, and carrying a physical plant that has only begun to be used by customers, they also include $2.6 million of previously discussed bad debt expenses.

CORPORATE EXPENSES
SECOND QUARTER AND SIX MONTHS

Corporate expenses for the second quarter and year-to-date 2001 increased to $2.1 million and $3.7, respectively, compared with 2000's quarterly and year-to-date expenses of $1.2 million and $2.9 million, respectively. Generally, the increases relate to staffing increases during the second half of 2000 and increased 2001 costs (e.g. annual report and proxy statement production and distribution) associated with the Company's new "Class B" shareholders.

OTHER INCOME
SECOND QUARTER AND SIX MONTHS

Other income for the quarter was comparable with the second quarter of 2000. Year-to-date 2000 other income included a special TTX dividend of $2.4 million and higher levels of interest income ($1.0 million), given the higher 2000 cash and short-term investment balances.

PROVISION FOR INCOME TAXES

The 2000 tax provision reflects the benefit of a 70 percent dividend received deduction on the previously mentioned TTX dividend.

During the six months ended June 30, 2001, increases in cash paid for income taxes resulted from the timing of payments on estimated taxes as 2001 payments include payments for the 2000 tax year. The same period in 2000 included no such payment for the 1999 tax year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

During the second quarter of 2001, the Company made capital investments of approximately $75 million: $9 million at the Railway, $25 million at Flagler and $41 million at EPIK. This brings total capital investment for the year-to-date $170 million. The focus of this spending is on continued improvements in the Company's transportation service offering, development of the real property portfolio, and completion of the Southeast telecommunications build-out announced last year. As a consequence, the net book value of the Company's property, plant and equipment rose from $1,071.8 million to $1,131.1 million during the quarter, while net debt (debt less cash and equivalents and short-term investments) increased from $144.7 million to $212.0 million.

Compared to December 31, 2000, the net book value of the Company's property, plant and equipment rose from $989.3 million to $1,131.1 million at June 30.

Long-term debt of the Company increased from $88.0 million at December 31, 2000 to $230.0 million at June 30, 2001.

The Company has scaled back its original capital investment budget, with second half capital spending now expected between $160 million and $170 million. The reductions come from the deferral of approximately $40 million in originally budgeted capital spending at EPIK, which is associated with the build-out of additional collocation space and metro rings in lower demand locations, which can be added later as demand justifies. Flagler has also deferred about $18 million of originally budgeted capital spending on new construction since the Jacksonville and Orlando markets currently have sufficient product availability.

The investment program is planned to be financed through internally generated cash flow, the Company's $375.0 million credit facility, and up to $250.0 million of mortgage financing which the Company plans to place on its leased up rental properties. $160.0 million of the mortgage financing was closed in the second quarter 2001, consisting of a number of ten-year fixed rate loans carrying a weighted average interest rate of 7.39 percent, and secured on a non-recourse basis by certain of Flagler properties. At the end of the second quarter of 2001, the Company had $232.0 million in debt outstanding, comprised of the $160.0 million mortgage financing and $72.0 million drawn on its credit facility.

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

ITEM 4.


               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 30, 2001. There were 16,908,981 shares of Class A Common Stock and 19,609,216 shares of Class B Common Stock outstanding as of the Record Date of the Annual Meeting, April 6, 2001. Of this amount, there were 16,055,194 Class A Common Stock and 18,938,052 Class B Common Stock represented in person or by proxy.

All Directors of the Company are elected annually, and the following were so elected at this Annual Meeting:

                                               Number of Votes Cast
                                               --------------------
                     Directors             For                   Withheld
                     ---------             ---                   --------
              Class A Directors
              -----------------

              Robert W. Anestis         15,309,282                745,912
              Adolfo Henriques          15,921,304                133,890

              Class B Directors
              -----------------

              Richard S. Ellwood        18,244,129                693,923
              J. Nelson Fairbanks       18,920,780                 17,272
              David M. Foster           18,921,093                 16,959
              Allen C. Harper           18,922,189                 15,863
              Gilbert H. Lamphere       18,922,348                 15,704
              Joseph Nemec              18,922,602                 15,450
              Herbert H. Peyton         18,919,941                 18,111
              Winfred L. Thornton       18,864,467                 73,585

ITEM 5.

                                OTHER INFORMATION

FECR's traffic volume and revenues for the three months ended March 31, 2001 and June 30, 2001 are shown below. Also, FECR's, Flagler's and FLX's quarterly operating expenses are presented below.

                                     TRAFFIC
                                     -------

                        THREE MONTHS ENDED JUNE 30, 2001
                        (dollars and units in thousands)

    COMMODITY                           UNITS        PERCENTAGE (%)       AMT. OF REVENUE       PERCENTAGE (%)
    ---------                           -----        --------------       ---------------       --------------
    INTERMODAL
    ----------
      TOFC/COFC                        67,911                 60.96            15,430,424                38.77
    RAIL CARLOADS
    -------------
      Crushed stone                    27,159                 24.38            12,090,945                30.38
      Construction materials            1,340                  1.20               830,207                 2.09
      Vehicles                          6,391                  5.74             5,240,765                13.17
      Foodstuffs                        2,032                  1.82             1,596,130                 4.01
      Chemicals                           930                  0.83             1,043,396                 2.62
      Paper                             1,952                  1.75             1,884,306                 4.73
      Other                             3,685                  3.32             1,683,478                 4.23
                                   ----------- --------------------- --------------------- --------------------
                          Total       111,400                100.00            39,799,651               100.00
                                   =========== ===================== ===================== ====================


                        THREE MONTHS ENDED MARCH 31, 2001
                        (dollars and units in thousands)

    COMMODITY                           UNITS        PERCENTAGE (%)       AMT. OF REVENUE       PERCENTAGE (%)
    ---------                           -----        --------------       ---------------       --------------
    INTERMODAL
    ----------
      TOFC/COFC                        67,304                 61.64            15,511,440                40.14
    RAIL CARLOADS
    -------------
      Crushed stone                    25,160                 23.04            10,725,598                27.77
      Construction materials            1,630                  1.49             1,090,388                 2.82
      Vehicles                          5,967                  5.46             4,615,332                11.94
      Foodstuffs                        2,016                  1.85             1,507,015                 3.90
      Chemicals                         1,056                  0.97             1,168,658                 3.02
      Paper                             2,050                  1.88             1,910,375                 4.94
      Other                             4,006                  3.67             2,111,746                 5.47
                                   ----------- --------------------- --------------------- --------------------
                          Total       109,189                100.00            38,640,552               100.00
                                   =========== ===================== ===================== ====================

                      RAILWAY OPERATING EXPENSES-YEAR 2001
                      ------------------------------------

    (dollars in thousands)                  QUARTER ENDED      QUARTER ENDED
                                                  6/30/01            3/31/01
                                            -------------      -------------
    Compensation & Benefits                        11,753             11,717
    Fuel                                            3,157              3,728
    Equipment Rents (net)                             225                318
    Car Hire (net)                                    237              (141)
    Depreciation                                    4,134              3,725
    Purchased Services                              2,018              1,841
    Repairs to/by Others (net)                    (1,089)            (1,094)
    Load/Unload                                     1,877              1,852
    Casualty & Insurance                            1,052              1,008
    Property Taxes                                  1,155              1,155
    Materials                                       2,279              2,604
    General & Administrative Expenses               2,182              2,220
    Other                                             686                632
                                         ------------------------------------
    Total Operating Expenses                       29,666             29,565
                                         ====================================


                        REALTY SEGMENT EXPENSES-YEAR 2001
                        ---------------------------------

 (dollars in thousands)                     QUARTER ENDED       QUARTER ENDED
                                                  6/30/01             3/31/01
                                            -------------       -------------
 Real Estate Taxes-Developed                        1,648               1,644
 Repairs & Maintenance-Recoverable                    484                 379
 Services, Utilities, Management Costs              2,393               2,385
                                          ------------------------------------
   Subtotal-Expenses subject to recovery            4,525               4,408

 Realty Sales Expense                               4,983                 853
 Real Estate Taxes-Undeveloped Land                   815                 868
 Repairs & Maintenance-Non-recoverable                167                 177
 Depreciation & Amortization                        5,340               5,275
 SG&A-Non-recoverable                               2,784               1,804
                                          ------------------------------------
   Subtotal-Non-recoverable expenses               14,089               8,977

 Total Operating Expenses                          18,614              13,385
                                          ====================================

                       TRUCKING SEGMENT EXPENSES-YEAR 2001
                       -----------------------------------

 (dollars in thousands)                        QUARTER ENDED  QUARTER ENDED
                                                     6/30/01        3/31/01
                                               -------------  -------------
 Compensation & Benefits                                 556            581
 Fuel                                                    220            327
 Equipment Rentals (net)                                 430            528
 Depreciation                                             37             39
 Purchased Services                                    4,832          3,549
 Repairs Billed to/by Others (net)                       243            172
 Casualty & Insurance                                    160            247
 Property Taxes                                           27             45
 General & Administrative                              2,091          1,274
 Other                                                   237            351
 Intersegment Expenses                                 1,448          1,441
                                           ---------------------------------
 Total Operating Expenses, incl. Goodwill             10,281          8,554
                                           =================================


ITEM 6.


                              EXHIBITS AND REPORTS
                              --------------------

EXHIBIT NO.                                          DESCRIPTION
-----------                                          -----------

10.1 Promissory Note between Flagler Development Company and Metropolitan Life Insurance Company dated June 28, 2001 covering Gran Park at Beacon Station Phase 1(A)

10.2 Mortgage Security Agreement and Fixture Filing by Flagler Development Company to Metropolitan Life Insurance Company dated June 28, 2001 covering Gran Park at Beacon Station Phase 1(A)

10.3 Promissory Note between Flagler Development Company and Metropolitan Life Insurance Company dated June 28, 2001 covering Gran Park at Beacon Station Phase 1(B)

10.4 Mortgage Security Agreement and Fixture Filing by Flagler Development Company to Metropolitan Life Insurance Company dated June 28, 2001 covering Gran Park at Beacon Station Phase 1(B)

10.5 Promissory Note between Flagler Development Company and Metropolitan Life Insurance Company dated June 28, 2001 covering Gran Park at The Avenues

10.6 Mortgage Security Agreement and Fixture Filing by Flagler Development Company to Metropolitan Life Insurance Company dated June 28, 2001 covering Gran Park at The Avenues

10.7 Promissory Note between Flagler Development Company and Metropolitan Life Insurance Company dated June 28, 2001 covering Gran Park at Deerwood South

10.8 Mortgage Security Agreement and Fixture Filing by Flagler Development Company to Metropolitan Life Insurance Company dated June 28, 2001 covering Gran Park at Deerwood South

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                FLORIDA EAST COAST INDUSTRIES, INC.
                                -----------------------------------
                                           (REGISTRANT)


Date: 8-14-01                   /s/ Mark A. Leininger
      -------                   ------------------------------------------------
                                Mark A. Leininger, Vice President and Controller



Date: 8-14-01                   /s/ Richard G. Smith
      -------                   ------------------------------------------------
                                Richard G. Smith, Executive Vice President and
                                           Chief Financial Officer