Form 10-Q
period 2001-09-30
FLORIDA EAST COAST INDUSTRIES INC
filed 2001-11-08
CIK 740796

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended SEPTEMBER 30, 2001
                                               ------------------

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

                                Yes (X)   No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


              CLASS                           OUTSTANDING AT SEPTEMBER 30, 2001
              -----                           ---------------------------------
Class A Common Stock-no par value                      16,911,087 shares
Class B Common Stock-no par value                      19,609,216 shares
Collateral Trust 5% Bonds                              $11,494,800

                       FLORIDA EAST COAST INDUSTRIES, INC.

                                     PART I

                              FINANCIAL INFORMATION


                                     INDEX                         PAGE NUMBERS
                                     -----                         ------------
ITEM 1.  FINANCIAL STATEMENTS

           Consolidated Balance Sheets -
             September 30, 2001 and December 31, 2000                  2

           Consolidated Statements of Income -
             Three Months and Nine Months Ending
             September 30, 2001 and 2000                               3

           Consolidated Statements of Cash Flows -
             Nine Months Ending September 30, 2001 and 2000            4

           Notes to Consolidated Financial Statements                  5-10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Comparison of Third Quarter 2001 versus Third Quarter 2000
             and Nine Months 2001 versus Nine Months 2000              11-16

           Changes in Financial Condition, Liquidity and
             Capital Resources                                         16-17

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK    17


                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                             17

ITEM 5.  OTHER INFORMATION                                             17-20

ITEM 6.  EXHIBITS AND REPORTS                                          20

ITEM 1.

                              FINANCIAL STATEMENTS


                       FLORIDA EAST COAST INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                 SEPTEMBER 30    DECEMBER 31
                                                                                 ------------    -----------
                                                                                     2001            2000
                                                                                     ----            ----
                                                                                 (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                            3,826         18,444
  Short-term investments                                                               1,304         12,942
  Accounts receivable (net)                                                           37,756         34,513
  Materials and supplies                                                               4,299          3,653
  Other current assets                                                                13,899          8,772
                                                                                  -------------------------
       Total current assets                                                           61,084         78,324

OTHER INVESTMENTS                                                                       --            1,304

PROPERTIES, LESS ACCUMULATED DEPRECIATION                                          1,149,525        989,283

OTHER ASSETS AND DEFERRED CHARGES                                                     52,614         42,627
                                                                                  -------------------------
TOTAL ASSETS                                                                       1,263,223      1,111,538
                                                                                  =========================

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Accounts payable                                                                    56,329         81,814
  Income taxes                                                                          --            4,834
  Short-term debt                                                                      2,419           --
  Accrued casualty and other reserves                                                  1,703          2,647
  Other accrued liabilities                                                           15,245          5,568
                                                                                  -------------------------
       Total current liabilities                                                      75,696         94,863

DEFERRED INCOME TAXES                                                                135,663        136,170

LONG-TERM DEBT                                                                       249,338         88,000

ACCRUED CASUALTY, DEFERRED REVENUES AND OTHER LONG-TERM LIABILITIES                   46,544         44,401

SHAREHOLDERS' EQUITY:
  Common Stock:
  Class A common stock; no par value; 50,000,000 shares authorized; 17,710,171 shares issued and 16,911,087 shares outstanding at September 30, 2001, and
    17,674,811 shares issued and 16,875,727 outstanding at December 31, 2000
    Class B common stock, no par value; 100,000,000 shares authorized;
    19,609,216 shares issued and outstanding at September 30, 2001 and at
    December 31, 2000                                                                 68,292         65,762
    Retained earnings                                                                698,347        693,384
    Accumulated other comprehensive income-unrealized gain on securities (net)            53             13
    Restricted stock deferred compensation                                            (1,355)        (1,700)
    Treasury stock at cost (799,084 shares)                                           (9,355)        (9,355)
                                                                                  -------------------------
      Total shareholders' equity                                                     755,982        748,104
                                                                                  -------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         1,263,223      1,111,538
                                                                                  =========================

(See accompanying notes)

                       FLORIDA EAST COAST INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per share amounts)
                                   (Unaudited)

                                               THREE MONTHS                     NINE MONTHS
                                              ENDED SEPT. 30                  ENDED SEPT. 30
                                      ---------------------------     ---------------------------
                                           2001             2000           2001            2000
                                           ----             ----           ----            ----

Operating Revenues                         74,934          70,145         223,082         200,603

Operating Expenses                        (70,766)        (65,564)       (210,742)       (172,977)
                                      -----------------------------------------------------------
Operating Profit                            4,168           4,581          12,340          27,626

Interest Expense                           (1,862)           (486)         (2,487)           (770)
Other Income                                  865           1,728           2,878           6,515

Income before Income Taxes                  3,171           5,823          12,731          33,371
Provision for Income Taxes                 (1,203)         (3,724)         (5,029)        (13,397)
                                      -----------------------------------------------------------

Net Income                                  1,968           2,099           7,702          19,974
                                      ===========================================================


Earnings per share-basic              $      0.05     $      0.06     $      0.21     $      0.55
Earnings per share-diluted            $      0.05     $      0.06     $      0.21     $      0.54

Average shares outstanding-basic       36,396,026      36,370,861      36,393,080      36,358,747
Average shares outstanding-diluted     36,558,797      36,716,896      36,632,698      36,740,493

       (See accompanying notes)

                       FLORIDA EAST COAST INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)

                                                                                  NINE MONTHS ENDED SEPT. 30
                                                                                 --------------------------
                                                                                      2001         2000
                                                                                      ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         7,702       19,974
  Adjustments to reconcile net income to cash generated by operating activities:
    Depreciation and amortization                                                   38,340       24,188
    Gain on sales and other disposition of properties                              (10,256)      (6,598)
    Purchase of trading investments (net)                                               --       24,771
    Realized (gain) loss on investments                                                 --         (439)
    Deferred taxes                                                                    (532)        (367)
    Stock compensation plans                                                           610          446

Changes in operating assets and liabilities:
  Accounts receivable                                                               (3,243)      (5,054)
  Other current assets                                                              (3,596)       1,750
  Other assets and deferred charges                                                 (3,476)      (2,023)
  Accounts payable                                                                 (25,485)       9,396
  Income taxes payable                                                              (4,834)        (853)
  Other current liabilities                                                          9,677       10,378
  Accrued casualty and other long-term liabilities                                   1,199        4,724
                                                                                  ---------------------
Net cash generated by operating activities                                           6,106       80,293

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of properties                                                          (209,025)    (144,476)
  Maturities and redemption of investments:
    Available-for-sale                                                              13,007       40,404
  Proceeds from disposition of assets                                               17,967       13,500
                                                                                  ---------------------
Net cash used in investing activities                                             (178,051)     (90,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of options                                                  2,265        1,549
  Payments on line of credit                                                       (83,000)        --
  Proceeds from mortgages                                                          247,000         --
  Payment of long-term debt                                                           (243)        --
  Debt issuance costs                                                               (5,956)        --
  Payment of dividends                                                              (2,739)      (2,733)
                                                                                  ---------------------
Net cash provided by (used in) financing activities                                157,327       (1,184)

NET INCREASE/DECREASE IN CASH AND CASH EQUIVALENTS                                 (14,618)     (11,463)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      18,444       15,715
                                                                                  ---------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                             3,826        4,252
                                                                                  =====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes                                                        17,809       13,818
                                                                                  =====================
  Cash paid for interest                                                             6,562          770
                                                                                  =====================
  Property contributed to partnerships                                               4,590        5,495
                                                                                  =====================

(See accompanying notes)

                       FLORIDA EAST COAST INDUSTRIES, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1.  General

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements reflect all accruals and adjustments considered necessary to present fairly the financial position as of September 30, 2001 and December 31, 2000, and the results of operations and cash flows for the nine-month periods ended September 30, 2001 and 2000. Results for interim periods may not necessarily be indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's 2000 Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

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

The Company is subject to certain consent decrees for remediation of contamination arising out of historic disposal of fuel and oil used in the transportation business. It is the Company's policy to accrue environmental cleanup costs when it is probable that a liability has been incurred and an amount can be reasonably estimated. As assessments and cleanups proceed, these accruals are reviewed and adjusted. FECR's liability under the consent decrees is not expected to be material.

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

NOTE 3.  Comprehensive Income

Comprehensive income for the three months ended September 30, 2001 and 2000 was $2.0 and $2.1 million, respectively. Comprehensive income for the nine months ended September 30, 2001 and 2000 was $7.7 and $19.7 million, respectively. These amounts differ from net income due to changes in the net unrealized holding gains/losses generated from available-for-sale securities.

NOTE 4.  Earnings Per Share

The diluted weighted-average number of shares includes the net shares that would be issued upon the exercise of "in the money" stock options using the treasury stock method.

NOTE 5.  Dividends

On August 30, 2001, the Company declared a dividend of $.025 (2 1/2 cents) per share on its outstanding common stock, payable September 27, 2001, to shareholders of record September 13, 2001.

NOTE 6.  Other Income

                              THREE         THREE        NINE         NINE
                              MONTHS        MONTHS       MONTHS       MONTHS
(dollars in thousands)        9/30/01       9/30/00      9/30/01      9/30/00
                              -------       -------      -------      -------

Dividend Income                 --              14         --          2,581
Interest Income                  394         1,232        1,380        3,266
Gain (Loss) on Investments       (22)         (137)          75         (301)
Other (net)                      493           619        1,423          969
                              ----------------------------------------------
                                 865         1,728        2,878        6,515
                              ==============================================

NOTE 7.  Long-term Debt

In September 2001, Flagler issued $87 million of mortgage notes due October 1, 2008, that are collateralized by buildings and properties having a carrying value at September 30, 2001 of approximately $96.1 million, net of accumulated depreciation of $18.6 million. Blended interest and principal repayment on the notes is payable monthly based on a fixed 6.95 percent weighted average interest rate on the outstanding principal amount of the mortgage notes and a thirty-year amortization period. The net proceeds were used to repay existing indebtedness under the Company's revolving credit facility.

In June 2001, Flagler issued $160 million of mortgage notes due July 2011. At September 30, 2001, $159.8 million was outstanding on these notes. Blended interest and principal repayment on the notes is payable monthly based on a fixed 7.39 percent weighted average interest rate on the outstanding principal amount of the mortgage notes and a thirty-year amortization period.

The Company has a $375 million revolving credit agreement with certain financial institutions, for which the Company presently pays (quarterly) commitment fees, as applicable under the agreement, at a range of 20-37.5 basis points. The borrowings under the credit agreement are secured by the capital securities of FECR. The Company's revolving credit agreement contains various covenants which, among other things, require the maintenance of certain financial ratios related to fixed charge coverage and maximum leverage, establish minimum levels of net worth, establish limitations on indebtedness, certain types of payments, including dividends, liens and investments, and limit the use of proceeds of asset sales. Some of the above covenants provide specific exclusion of EPIK's financial results, as well as exclusion of certain financing and investing activities at Flagler. Borrowings under the credit agreement bear interest at variable rates linked to the LIBOR Index. Interest on borrowings is due and payable on the "rollover date" for each draw. Outstanding borrowings can be paid at any time by the borrower, or at the conclusion of the facility's term (March 31, 2004). At September 30, 2001, there were $5 million of direct borrowings outstanding under the facility at an average interest rate of approximately 4.45 percent.

NOTE 8.  Restructuring and Other Charges

In the third quarter of 2000, the Company's trucking subsidiary, Florida Express Carriers, Inc. (FLX), incurred restructuring charges and other costs associated with the reorganization of FLX's operations and headquarters. These costs included expenses associated with the relocation of FLX's headquarters from Cincinnati, OH to Jacksonville, FL, as well as force reductions and severance payments, and the addition of new facilities and staff at the new headquarters. The costs and charges also include the restructuring of the existing terminal network, the opening of an additional terminal in Charlotte, NC, and a charge for the impairment of goodwill associated with the original acquisition of FLX. The total amount of the pre-tax charges was $5.3 million.

NOTE 9.  Segment Information

Under the provisions of SFAS 131, the Company has four reportable operating segments. These are: railway segment, trucking segment, realty segment and the telecommunications segment.

The railway segment provides rail freight transportation along the east coast of Florida between Jacksonville and Miami. The trucking segment is operated by Florida Express Carriers, Inc., which provides truckload transportation for a wide range of general commodities primarily in the southeast United States. The realty segment is engaged in the development, leasing, management, operation and selected sale of commercial and industrial property. EPIK, based in Orlando, Florida, operates as a carriers' carrier, providing wholesale carrier services including bandwidth (private lines), wave services, Internet protocol services, collocation and dark fiber.

The Company's railway subsidiary generates revenues from leases to other telecommunications companies for the installation of fiber optic and other facilities on the railroad right-of-way, which are included in the telecommunications segment. Also, the railway subsidiary generates revenues and expenses from the rental, leasing, and sale of buildings and properties that are ancillary to the railroad's operations. These revenues and expenses are included in the realty segment.

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

INFORMATION BY INDUSTRY SEGMENT:

                                             THREE       THREE        NINE         NINE
                                             MONTHS      MONTHS       MONTHS       MONTHS
(dollars in thousands)                       9/30/01     9/30/00      9/30/01      9/30/00
                                             -------     -------      -------      -------
OPERATING REVENUES
------------------
  Railway (a)                                 39,055      39,963      119,558      123,573
  Trucking                                     9,457       7,958       25,485       23,446
  Realty:
    Flagler Realty Rental (b)                 17,562      14,099       47,616       40,039
    Flagler Realty Sales                       4,201       5,247       16,496        6,707
    Other Rental                               1,103         935        2,774        2,435
    Other Sales                                  487       1,342        1,471        1,764
                                             ---------------------------------------------
  Total Realty                                23,353      21,623       68,357       50,945
  Telecommunications:
     EPIK Communications                       2,858         381        8,872        1,010
     Right-of-way Leases                       1,589       1,567        5,094        5,417
                                             ---------------------------------------------
  Total Telecommunications                     4,447       1,948       13,966        6,427
  Total Revenues (segment)                    76,312      71,492      227,366      204,391
     Intersegment Revenues                    (1,378)     (1,347)      (4,284)      (3,788)
                                             ---------------------------------------------
  Total Revenues (consolidated)               74,934      70,145      223,082      200,603

OPERATING EXPENSES
------------------
  Railway (c)                                 30,409      29,447       89,640       92,367
  Trucking (d) (f)                            10,983      14,612       29,818       30,424
  Realty:
    Flagler Realty Rental                     12,402      11,130       36,780       33,320
    Flagler Realty Sales                       1,874       2,053        7,711        2,536
    Other Rental                               1,031         109        2,815          328
                                             ---------------------------------------------
  Total Realty                                15,307      13,292       47,306       36,184
  Telecommunications:
     EPIK Communications                      13,795       7,977       42,857       13,200
     Right-of-way Leases                          42          15          114          157
                                             ---------------------------------------------
  Total Telecommunications                    13,837       7,992       42,971       13,357
  Corporate General & Administrative (e)       1,608       1,568        5,291        4,433
                                             ---------------------------------------------
  Total Expenses (segment)                    72,144      66,911      215,026      176,765
     Intersegment Expenses                    (1,378)     (1,347)      (4,284)      (3,788)
                                             ---------------------------------------------
  Total Expenses (consolidated)               70,766      65,564      210,742      172,977

OPERATING PROFIT (LOSS)
-----------------------
  Railway                                      8,646      10,516       29,918       31,206
  Trucking                                    (1,526)     (6,654)      (4,333)      (6,978)
  Realty                                       8,046       8,331       21,051       14,761
  Telecommunications                          (9,390)     (6,044)     (29,005)      (6,930)
  Corporate General & Administrative          (1,608)     (1,568)      (5,291)      (4,433)
                                             ---------------------------------------------
  Segment & Consolidated Operating Profit      4,168       4,581       12,340       27,626

Interest Expense                              (1,862)       (486)      (2,487)        (770)
Other Income (net)                               865       1,728        2,878        6,515
                                             ---------------------------------------------
INCOME BEFORE TAXES                            3,171       5,823       12,731       33,371
Provision for Income Taxes                    (1,203)     (3,724)      (5,029)     (13,397)
                                             ---------------------------------------------

NET INCOME                                     1,968       2,099        7,702       19,974
                                             =============================================

EBITDA BY INDUSTRY SEGMENT: (g)

                                                                       THREE          THREE         NINE          NINE
                                                                      MONTHS         MONTHS        MONTHS        MONTHS
(dollars in thousands)                                                9/30/01        9/30/00       9/30/01      9/30/00
                                                                      -------        -------       -------      -------
RAILROAD EBITDA                                                        12,872         14,234       42,003        42,360
---------------                                                =========================================================

REALTY EBITDA
-------------
EBITDA from Flagler operating properties rents                         12,035         10,049       32,126        27,146
EBITDA from real estate services                                          584             --          584             -
EBITDA (loss) from Flagler land rents/holding costs                      (517)          (971)      (1,905)       (2,438)
Equity pickups on partnership rents                                       226            122          623           135
less: unallocated corporate overhead                                   (1,525)        (1,329)      (4,351)       (4,151)
                                                               ---------------------------------------------------------
EBITDA from Flagler rental properties, net of overheads                10,803          7,871       27,077        20,692

EBITDA from Flagler real estate sales, net of overheads                 2,327          3,194        8,786         4,171
                                                               ---------------------------------------------------------

Total EBITDA - Flagler                                                 13,130         11,065       35,863        24,863
                                                               ---------------------------------------------------------

EBITDA (loss) from other rental                                            83            836          (9)         2,138
EBITDA from other real estate sales                                       486          1,342        1,471         1,764
                                                               ---------------------------------------------------------

Total EBITDA - real estate segment                                     13,699         13,243       37,325        28,765
                                                               =========================================================

EPIK EBITDA                                                            (7,093)        (7,530)     (26,517)      (11,770)
-----------                                                    =========================================================

(a) Included intersegment revenues of $1,318 and $1,310 for the three months ended September 30, 2001 and 2000, and $4,114 and $3,682 for the nine months ended September 30, 2001 and 2000, respectively.

(b) Included intersegment revenues of $60 and $37 for the three months ended September 30, 2001 and 2000, and $170 and $106 for the nine months ended September 30, 2001 and 2000, respectively.

(c) Included intersegment expenses of $39 and $16 for the three months ended September 30, 2001 and 2000, and $110 and $38 for the nine months ended September 30, 2001 and 2000, respectively.

(d) Included intersegment expenses of $1,318 and $1,310 for the three months ended September 30, 2001 and 2000, and $4,114 and $3,682 for the nine months ended September 30, 2001 and 2000, respectively.

(e) Included intersegment expenses of $21 and $21 for the three months ended September 30, 2001 and 2000, and $60 and $68 for the nine months ended September 30, 2001 and 2000, respectively.

(f) Included in the three months and nine months ended September 30, 2000 are restructuring and other costs of $5,282.

(g) EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization.

ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS
--------------------------

This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are necessarily based on certain assumptions, which are subject to risks and uncertainties that could cause actual results to materially differ from those contained in these forward-looking statements. Important factors that could cause such differences include, but are not limited to the Company's ability to complete systems and expand and enhance its telecommunications network within currently estimated time frames and budgets; the ability to compete effectively in a rapidly evolving capital constrained, volatile, and price competitive marketplace and to respond to customer demands and industry changes; the ability to achieve revenues from products and services in the telecommunications business that are in the early stages of development or operation; the ability to manage growth and changes in business strategy; legislative or regulatory changes; technological changes; volatility of fuel prices; and changing general economic conditions (particularly in the State of Florida and the telecommunication markets) as it relates to economically sensitive products in freight service and building rental activities; industry competition; natural events such as weather conditions, floods, earthquakes and forest fires; the ability of the Company to comply with the terms of its debt instruments and complete its financing plans; and the ultimate outcome of environmental investigations or proceedings and other types of claims and litigation.

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

RESULTS OF OPERATIONS
---------------------

CONSOLIDATED RESULTS
--------------------
THIRD QUARTER AND NINE MONTHS
-----------------------------

The Company reported revenues of $74.9 million for the third quarter ended September 30, 2001 compared to $70.1 million in the third quarter of 2000. Operating profit for the third quarter of 2001 was $4.2 million compared to $4.6 million in the third quarter 2000. Net income for the third quarter of 2001 was $2.0 million ($0.05 per diluted share) compared to $2.1 million ($0.06 per diluted share) in the third quarter of 2000. Operating revenues for the nine months ended September 30, 2001 and 2000 were $223.1 million and $200.6 million, respectively. Operating profit for the nine months ended September 30, 2001 and 2000 was $12.3 million and $27.6 million, respectively. Net income for the nine months ended September 30, 2001 and 2000 was $7.7 million ($0.21 per diluted share) and $20.0 million ($0.54 per diluted share), respectively.

RAILWAY
-------
THIRD QUARTER
-------------

Overall quarterly operating revenues were $39.1 million compared to $40.0 million in last year's third quarter, primarily reflecting a decline in accessorial revenues (switching, storage, etc.) as customers are generally using FECR's equipment more efficiently. Freight revenues of $38.3 million were stable compared to prior year levels as FECR's efforts to develop new business offset the effect of a slower economy. Third quarter revenues from foodstuffs increased
12.0 percent over the prior year due to significant business from a new customer. Also notable were stronger revenues from the movement of aggregate and automobiles. Efforts started earlier in the year to assist aggregate customers to compete more effectively in the North Florida market have contributed to increased aggregate revenues (2.5 percent). Continued automobile traffic bound for South Florida destinations allowed FECR to post a 4.5 percent revenue increase for transporting automobiles. Revenues from all other commodities were slightly off as the effects of a softening economy reduced freight demand. During the quarter, FECR continued to focus on regaining intermodal traffic, which resulted in intermodal units increasing slightly. However, lower rates were realized due to the mix of traffic (i.e., northbound moves), as well as market competition that resulted in decreased intermodal revenues of 2.2 percent.

Operating expenses were $30.4 million for the third quarter of 2001 compared with the prior year's $29.4 million. The third quarter of 2001 included $0.4 million of rail grinding expenses, which are typically reflected in the fourth quarter of the year, and other costs of contracted services that are expected to produce long-term savings. Partly offsetting these expense increases were favorable variances for fuel and casualty reserves. The operating ratio for third quarter 2001 was 77.9 percent compared with 73.7 percent in 2000.

NINE MONTHS
-----------

Operating revenues for the nine months ended September 30, 2001 were $119.6 million, down 3.2 percent ($4.0 million) from the same period in 2000. Freight revenues for the period were down slightly ($1.4 million) with miscellaneous freight revenues down $2.6 million. Aggregate revenues did improve during the third quarter, but year-to-date they continue to lag ($1.8 million) behind 2000's near record levels. Freight operating expenses for the nine months ended September 30, 2001 were $89.6 million, down 3.0 percent ($2.7 million) from the same period in 2000. Decreases in wages and benefits ($1.0 million), cost of fuel ($0.4 million), efficiencies with mechanical programs ($1.6 million), reductions of derailment costs ($0.5 million), and car and equipment utilization improvements ($0.4 million) were offset by increased depreciation ($1.0 million).

TRUCKING
--------
THIRD QUARTER
-------------

FLX's third quarter 2001 revenues from trucking operations increased 18.8 percent to $9.5 million compared to $8.0 million in third quarter 2000. The revenue increase reflects FLX's new agency relationships in 2001 and new business captured in a highly competitive market. Total traffic (loads) interchanged with FECR decreased 3.0 percent compared to third quarter 2000.

Third quarter expenses in 2001 were $11.0 million compared to $14.6 million in 2000. Third quarter 2000 expenses included restructuring and other costs, approximately $5.3 million pre-tax, associated with the reorganization of FLX's operations and headquarters.

Exclusive of the 2000 restructuring and other costs noted above, expenses increased 17.7 percent primarily due to increased expenses that vary directly with revenue. FLX had a third quarter operating loss of $1.5 million compared to 2000's loss of $6.7 million. The trucking company continues to capture new business in an extremely competitive market. However, rate compression in the industry has produced thin margins on new business and the resulting net operating losses.

NINE MONTHS
-----------

FLX's year-to-date revenues from trucking operations for 2001 were $25.5 million, comparable to $23.4 million for the same period in 2000. While revenues increased by 8.7 percent, the continued slowdown in U.S. economic growth has adversely affected the trucking industry and FLX during 2001, resulting in downward pressure on prices and a more competitive market for loadings. Additionally, FLX has seen weakness in "sub-haul traffic" from other truck carriers, an important product offering in FLX's business plan. Traffic interchanged with FECR increased 11.7 percent compared to the first nine months of 2000.

Expenses for the first nine months of 2001 decreased to $29.8 million from $30.4 million in the same period in 2000. Exclusive of the third quarter 2000 restructuring and other costs discussed above, increases in 2001's expenses include line-haul costs of $3.3 million, primarily agency related costs; $0.6 million in additional unplanned costs associated with significant organizational changes in the past year; and $0.2 million in an employee severance settlement. FLX had a nine-month operating loss of $4.3 million compared to $7.0 million for the same period in 2000.

REALTY
------
THIRD QUARTER
-------------

Overall realty results during the third quarter of 2001 included revenues of $23.4 million compared to $21.6 million in the third quarter of 2000. Most notably, Flagler's rental revenues increased by 24.6 percent to $17.6 million during the third quarter, reflecting a favorable lease termination settlement with a tenant in the amount of $1.1 million, continued improvements in "same store" occupancy, and continued leasing progress for properties delivered in 2000.

At third quarter end 2001, Flagler held 55 wholly owned finished buildings with 6 million square feet located in major Florida markets. These operating properties generated $12.0 million of EBITDA for third quarter 2001, an improvement of 19.8 percent over prior year EBITDA of $10.1 million for all properties owned at that time.

Flagler's "same store" buildings, including 50 operating properties with 5.2 million square feet, generated rental revenues of $13.8 million for the quarter, representing a 4.5 percent increase over 2000 rental revenues of $13.2 million. Rental revenue improvements were primarily attributable to "same store" occupancy increases, which were 94.0 percent at third quarter end 2001 compared to 92.0 percent in prior year. Overall occupancy for Flagler's operating properties was 91.0 percent at third quarter end 2001 compared with 92.0 percent in the third quarter of 2000.

At quarter end, Flagler had 9 projects, with 1.1 million square feet, in various stages of development (476,000 square feet in lease-up stage; 181,000 square feet under construction; 454,000 square feet in predevelopment). Flagler completed construction of a 300,000 square foot build-to-suit project for Caterpillar Logistics in late June with the tenant taking occupancy in July. Additionally, a 200,000 square foot build-to-suit for sale was completed during the third quarter, with Flagler earning a $584,000 development fee for the construction of the project.

As a result of its continuing effort to opportunistically dispose of ancillary land holdings, Flagler's operating profit from real estate sales was $2.3 million for the third quarter and $8.8 million for the first nine months of 2001, compared with $3.2 million and $4.2 million, respectively, in the prior year.

Third quarter 2001 other rental operating expenses increased by $0.9 million versus the prior year primarily from rental cost associated with a tract of land the Company leased in Fort Lauderdale for warehouse development. Third quarter Flagler rental operating expenses increased $1.3 million versus the third quarter of 2000, which primarily results from additional depreciation and amortization costs of $0.8 million related to "same store" properties and new properties issued certificates of occupancy in 2000 and 2001.

NINE MONTHS
-----------

Flagler's rental revenues increased 18.9 percent over prior year to $47.6 million during the nine months ended September 30, 2001. Increases in rental revenues reflect a favorable lease termination settlement with a tenant in the amount of $1.1 million, continued improvements in "same store" occupancy, and continued leasing of properties delivered in 2000.

Additionally, Flagler generated real estate services revenue of $0.6 million during 2001. Flagler realty sales for the nine months reached $16.5 million compared with $6.7 million in the prior year, reflecting ongoing turnover in Flagler's realty portfolio, particularly Flagler's efforts to opportunistically sell parcels of land considered ancillary to its development plans. Flagler's rental expenses were $36.8 million compared to $33.3 million during 2000. Year-to-date rental operating expenses include additional depreciation and amortization costs of $2.5 million related to "same store" properties and new properties issued certificates of occupancy in 2000 and 2001. Other rental expenses increased to $2.8 million during the first nine months of 2001 primarily the result of rental cost associated with a tract of land the Company leased in Fort Lauderdale for warehouse development. EBITDA from Flagler's operating properties increased by 18.3 percent to $32.1 million. Flagler generated $8.8 million in land sale profit for the nine-month period compared to $4.2 million in 2000.

TELECOMMUNICATIONS
------------------
THIRD QUARTER
-------------

During the third quarter, EPIK successfully completed construction of the last long-haul fiber portion of its Southeast network, bringing the total number of lit route miles to 1,850. It is also continuing to finish metro rings at major population centers on the Southeast network in order to add additional future traffic to the network.

As discussed last quarter, the telecommunications industry has been experiencing increased volatility and EPIK's near-term revenue growth has fallen short of expectations. These conditions continued in the third quarter. As a result, EPIK has implemented further capital spending reductions and deferrals, reduced performance-related incentive compensation expense, and intends to implement a new business plan focused on optimizing operation of its existing asset base and reducing operating costs.

EPIK's third quarter revenues were $2.9 million, an increase of $2.5 million over the third quarter of 2000. In comparison with the second quarter of 2001, revenues declined $0.6 million due to the intervening bankruptcy of 360networks, Inc., previously EPIK's largest customer. 360networks accounted for $1.0 million of the sequential quarterly revenue decline, which was partially offset by $0.5 million of revenue increase from other customers. EPIK's customers are reacting to telecom industry difficulties by deferring purchasing decisions and sales cycles have lengthened. Also, with limited capital available to the telecom industry, EPIK has seen a shift from longer-term purchases to those of a short-term nature. Nevertheless, EPIK's sales efforts during the quarter produced 12 new sales contracts, most notably a bandwidth agreement with AT&T Wireless for a total contract value of approximately $9 million over 4 years.

During the quarter, EPIK's revenue backlog decreased by $21.7 million to $130.3 million. The decrease is due to the expected indefinite deferral of collocation service requirements by a customer whom EPIK now believes will not light up swapped fiber on EPIK's network as previously anticipated. This reduction in backlog is not expected to affect near-term revenues.

EPIK's operating expenses during the quarter were $13.8 million compared to third quarter 2000 expenses of $8.0 million, reflecting the growth in EPIK's operations from last year. Third quarter 2001 expenses decreased $3.2 million from the second quarter of 2001 primarily due to a $3.0 million reduction in accrued performance-related compensation expense. EBITDA losses in the third quarter of 2001 were $7.1 million, $0.4 million less than prior year's third quarter of $7.5 million as a result of EPIK's increased revenues.

Capital investment during the third quarter was $30.0 million with year-to-date investment at $137.0 million. In response to industry volatility and slower than expected near-term sales, EPIK has decreased its total planned capital spending for the year 2001 by $95 million, from an originally budgeted $255 million to $160 million. This $95 million reduction is an increase of $55 million over the $40 million reduction announced three months ago. EPIK's fourth quarter capital expenditures will be limited to an estimated $22 to $25 million, primarily amounts necessary to complete metro rings intended to generate traffic for EPIK's Southeast network, to build access to the network for specific revenue customers, and to complete previously committed construction contracts.

In light of near-term revenue uncertainties, EPIK is developing a new business plan focused on providing high quality customer service based on its built Southeast network and lowering EPIK's breakeven point. This plan is expected to encompass refocusing marketing efforts, reorganizing plant and leased facilities, and minimizing ongoing capital needs. It is anticipated that this plan, together with anticipated benefits and charges, will be completed and announced during the fourth quarter. Also, the Company intends to review the carrying value of its telecommunications assets as declines in the market value of the capital securities of numerous telecommunication companies and other changes in circumstances may indicate that the carrying amount of these assets may not be recoverable.

NINE MONTHS
-----------

EPIK's 2001 year-to-date revenues were $8.9 million compared to $1.0 million in the same period in 2000. Revenues for 2001 reflect progress completing EPIK's Southeast network, and the commencement of services to EPIK's customers. Operating expenses for the nine months ended September 30, 2001 were $42.9 million compared to $13.2 million for the comparable prior year period. While year-to-date 2001's expenses predominately reflect the building of the organization, developing new products and services, marketing and sales expenses, and carrying a physical plant that has only begun to be used by customers, they also include $2.6 million of bad debt expenses recorded during the second quarter of 2001.

CORPORATE EXPENSES
------------------
THIRD QUARTER AND NINE MONTHS
-----------------------------

Corporate expenses for the third quarters 2001 and 2000 were comparable at $1.6 million. For the nine months ended September 30, 2001, corporate expenses increased $0.9 million to $5.3 million compared to $4.4 million for the nine months ended September 30, 2000. The increase relates to staffing increases begun during the second half of 2000 and increased 2001 costs (e.g., annual report and proxy statement production and distribution) associated with the Company's new "Class B" shareholder.

INTEREST EXPENSE
----------------
THIRD QUARTER AND NINE MONTHS
-----------------------------

Interest expense was $1.9 million and $2.5 million for the quarter and nine months ended September 30, 2001 compared to $0.5 million and $0.8 million in prior year's quarter and nine-month period. This increase results from higher levels of debt and reductions in capitalized interest as construction in progress balances dropped during 2001.

OTHER INCOME
------------
THIRD QUARTER AND NINE MONTHS
-----------------------------

Other income for the quarter decreased to $0.9 million compared to $1.7 million for third quarter 2000. The decrease is primarily the result of reduced interest income on lower levels of cash equivalents and short-term investments. While reduced interest income also contributed ($1.9 million) to decreased other income ($2.9 million) for the nine months ended September 30, 2001, the nine-months' results for 2000 included a $2.4 million special dividend from TTX Corporation.

INCOME TAXES
------------

The 2000 tax provision reflects the benefit of a 70 percent dividend received deduction on the previously mentioned TTX dividend and a non-deductible goodwill write-off of $3.1 million.

During the nine months ended September 30, 2001, increases in cash paid for income taxes resulted from the timing of payments on estimated taxes as 2001 payments include payments for the 2000 tax year. The same period in 2000 included no such payment for the 1999 tax year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

During the third quarter of 2001, the Company made capital investments of approximately $46 million: $8 million at FECR, $8 million at Flagler, and $30 million at EPIK. This brings total capital investment for the year to $216 million. The focus of this spending was on continued improvements in the Company's transportation service offering, development of the real property portfolio, and completion of the Southeast telecommunications build-out. The net book value of the Company's property, plant and equipment rose to $1,149.5 million from $1,131.1 million during the quarter, while net debt (debt less cash and equivalents and short-term investments) increased to $246.6 million from $212.0 million.

The Company has scaled back its original 2001 capital investment budget of $390 million, with full year capital spending now expected to be between $270 and $275 million. The reductions include approximately $95 million in capital spending at EPIK budgeted primarily for the build-out of additional collocation space and metro rings in lower demand locations, which can be added later as demand justifies. Also, Flagler has deferred about $27 million of budgeted capital spending on new construction since the Jacksonville and Orlando markets currently have sufficient product availability. As a result, the Company's fourth quarter 2001 capital spending is expected to be between $54 and $59 million.

The Company's investment program is planned to be financed through internally generated cash flow, $247.0 million of mortgage financing which the Company has placed on certain of its leased up rental properties, and use of the Company's revolving credit facility. In the third quarter of 2001, the Company closed $87 million of the mortgage financing, consisting of a number of seven-year fixed rate loans carrying a weighted average interest rate of 6.95 percent and secured on a non-recourse basis by certain Flagler properties. The Company had closed the other $160 million of mortgage financing in the second quarter of 2001. At the end of the third quarter of 2001, the Company had $252.0 million in debt outstanding, comprised of the $247.0 million mortgage financing and $5.0 million drawn on its $375 million revolving credit facility.

Management believes that the cash generated from operations, the Company's liquid resources, and borrowing capacity, as appropriate, will be sufficient to fund the costs of operations, all anticipated capital expenditures and other obligations of the Company.

ITEM 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

There has been no material change to the disclosures made under the heading "Quantitative and Qualitative Disclosures about Market Risk" on page 36 of the Company's 2000 Annual Report on Form 10-K.


                                     PART II


ITEM 1.
                                LEGAL PROCEEDINGS
                                -----------------

There are no new legal or regulatory proceedings pending or known to be contemplated which, in Management's opinion, are other than normal and incidental to the kinds of businesses conducted by the Company.

ITEM 5.

                                OTHER INFORMATION
                                -----------------

FECR's traffic volume and revenues for the three months ended March 31, 2001, June 30, 2001 and September 30, 2001 are shown below. Also, FECR's, Flagler's and FLX's quarterly operating expenses are presented below.

                                     TRAFFIC
                                     -------

                      THREE MONTHS ENDED SEPTEMBER 30, 2001
                      -------------------------------------
                        (dollars and units in thousands)

COMMODITY                 UNITS  PERCENTAGE (%)  AMT. OF REVENUE  PERCENTAGE (%)
---------                 -----  --------------  ---------------  --------------

INTERMODAL
----------
  TOFC/COFC                68.7      62.2             15,306            39.9
RAIL CARLOADS
-------------
  Crushed stone            27.0      24.5             12,233            31.9
  Construction materials    1.2       1.1                701             1.8
  Vehicles                  5.0       4.5              4,039            10.5
  Foodstuffs                2.1       1.9              1,679             4.4
  Chemicals                 0.9       0.8                971             2.5
  Paper                     1.8       1.6              1,776             4.6
  Other                     3.7       3.4              1,616             4.4
                          ------------------------------------------------------
                Total     110.4     100.0             38,321           100.0
                          ======================================================

                        THREE MONTHS ENDED JUNE 30, 2001
                        --------------------------------
                        (dollars and units in thousands)

COMMODITY                 UNITS  PERCENTAGE (%)  AMT. OF REVENUE  PERCENTAGE (%)
---------                 -----  --------------  ---------------  --------------

INTERMODAL
----------
  TOFC/COFC                67.9      61.0             15,430            38.8
RAIL CARLOADS
-------------
  Crushed stone            27.2      24.4             12,091            30.4
  Construction materials    1.3       1.2                830             2.1
  Vehicles                  6.4       5.7              5,241            13.2
  Foodstuffs                2.0       1.8              1,596             4.0
  Chemicals                 0.9       0.8              1,043             2.6
  Paper                     2.0       1.8              1,884             4.7
  Other                     3.7       3.3              1,685             4.2
                          ------------------------------------------------------
                Total     111.4     100.0             39,800           100.0
                          ======================================================

                        THREE MONTHS ENDED MARCH 31, 2001
                        ---------------------------------
                        (dollars and units in thousands)

COMMODITY                 UNITS  PERCENTAGE (%)  AMT. OF REVENUE  PERCENTAGE (%)
---------                 -----  --------------  ---------------  --------------

INTERMODAL
----------
  TOFC/COFC                67.3      61.6             15,511            40.1
RAIL CARLOADS
-------------
  Crushed stone            25.2      23.0             10,726            27.8
  Construction materials    1.6       1.5              1,090             2.8
  Vehicles                  6.0       5.5              4,615            11.9
  Foodstuffs                2.0       1.9              1,507             3.9
  Chemicals                 1.1       1.0              1,169             3.0
  Paper                     2.1       1.9              1,910             4.9
  Other                     3.9       3.6              2,113             5.6
                          ------------------------------------------------------
                Total     109.2     100.0             38,641           100.0
                          ======================================================

                      RAILWAY OPERATING EXPENSES-YEAR 2001
                      ------------------------------------
                             (dollars in thousands)

                                         QUARTER        QUARTER        QUARTER
                                          ENDED          ENDED          ENDED
                                         9/30/01        6/30/01        3/31/01
                                         -------        -------        -------

Compensation & Benefits                   11,829         11,753         11,717
Fuel                                       2,946          3,157          3,728
Equipment Rents (net)                        305            225            318
Car Hire (net)                              (241)           237           (141)
Depreciation                               4,226          4,134          3,725
Purchased Services                         2,864          2,018          1,841
Repairs to/by Others (net)                  (811)        (1,089)        (1,094)
Load/Unload                                1,774          1,877          1,852
Casualty & Insurance                         881          1,052          1,008
Property Taxes                             1,155          1,155          1,155
Materials                                  2,276          2,279          2,604
General & Administrative Expenses          2,390          2,182          2,220
Other                                        815            686            632
                                         -------------------------------------
Total Operating Expenses                  30,409         29,666         29,565
                                         =====================================


                        REALTY SEGMENT EXPENSES-YEAR 2001
                        ---------------------------------
                             (dollars in thousands)

                                         QUARTER        QUARTER        QUARTER
                                          ENDED          ENDED          ENDED
                                         9/30/01        6/30/01        3/31/01
                                         -------        -------        -------


Real Estate Taxes-Developed                1,527          1,648          1,644
Repairs & Maintenance-Recoverable            379            484            379
Services, Utilities, Management Costs      2,507          2,393          2,385
                                         -------------------------------------
  Subtotal-Expenses subject to recovery    4,413          4,525          4,408

Realty Sales Expense                       1,874          4,983            853
Real Estate Taxes-Undeveloped Land           614            815            868
Repairs & Maintenance-Non-recoverable        201            167            177
Depreciation & Amortization                5,644          5,340          5,275
SG&A-Non-recoverable                       2,561          2,784          1,804
                                         -------------------------------------
  Subtotal-Non-recoverable expenses       10,894         14,089          8,977

Total Operating Expenses                  15,307         18,614         13,385
                                         =====================================

                       TRUCKING SEGMENT EXPENSES-YEAR 2001
                       -----------------------------------
                             (dollars in thousands)

                                         QUARTER        QUARTER        QUARTER
                                          ENDED          ENDED          ENDED
                                         9/30/01        6/30/01        3/31/01
                                         -------        -------        -------

Compensation & Benefits                      586            556            581
Fuel                                         313            220            327
Equipment Rentals (net)                      463            430            528
Depreciation                                  36             37             39
Purchased Services                         5,688          4,832          3,549
Repairs Billed to/by Others (net)            202            243            172
Casualty & Insurance                         216            160            247
Property Taxes                                20             27             45
General & Administrative                   1,815          2,091          1,274
Other                                        218            237            351
Intersegment Expenses                      1,426          1,448          1,441
                                          ------------------------------------
Total Operating Expenses, incl. Goodwill  10,983         10,281          8,554
                                          ====================================


ITEM 6.

                              EXHIBITS AND REPORTS
                              --------------------

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------

10.1 Promissory Note between Flagler Development Company and Metropolitan Life Insurance Company dated September 27, 2001 covering Gran Park at SouthPark.

10.2 Mortgage, Security Agreement and Fixture Filing by Flagler Development Company to Metropolitan Life Insurance Company dated September 27, 2001 covering Gran Park at SouthPark.

10.3 Promissory Note between Gran Central-Deerwood North, LLC and Metropolitan Life Insurance Company dated September 27, 2001 covering Gran Park at Deerwood North.

10.4 Mortgage, Security Agreement and Fixture Filing by Gran Central-Deerwood North, LLC to Metropolitan Life Insurance Company dated September 27, 2001 covering Gran Park at Deerwood North.

10.5 Promissory Note between Flagler Development Company and Metropolitan Life Insurance Company dated September 27, 2001 covering Gran Park at Jacksonville.

10.6 Mortgage, Security Agreement and Fixture Filing by Flagler Development Company to Metropolitan Life Insurance Company dated September 27, 2001 covering Gran Park at Jacksonville.

10.7 Representative "Change in Control" Agreement between certain Florida East Coast Industries' Executive Officers (Executive
            Vice-President/Vice Chairman, Executive Vice President and Chief Financial Officer, Executive Vice President/Secretary-General Counsel, and Executive Vice President-Rail Operations) and Florida East Coast Industries, Inc. dated August 1, 2001.

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

                                      FLORIDA EAST COAST INDUSTRIES, INC.
                                      -----------------------------------
                                                 (REGISTRANT)


Date: 11-8-01                   /s/ Mark A. Leininger
                                ------------------------------------------------
                                Mark A. Leininger, Vice President and Controller



Date: 11-8-01                   /s/ Richard G. Smith
                                ------------------------------------------------
                                Richard G. Smith, Executive Vice President and
                                            Chief Financial Officer