Form 10-K
period 2001-12-31
FLORIDA EAST COAST INDUSTRIES INC
filed 2002-03-26
CIK 740796

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2001
                                             -----------------

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

           Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                                NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                                -----------------------------------------
Class A Common Stock-No par value
 (including rights attached thereto)                        New York Stock Exchange
Class B Common Stock-No par value
 (including rights attached thereto)                        New York Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO [ ]

Indicate by check mark if the disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained or, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Based on the closing prices on March 15, 2002, the aggregate market value of the Class A common stock and the Class B common stock held by non-affiliates of the Registrant was approximately $492 million and $531 million, respectively, and $1,023 million in total.

The number of shares of the Registrant's Class A common stock, no par value, outstanding is 16,919,716 shares and 799,084 shares of treasury stock, and the number of Class B shares, no par value, outstanding is 19,609,216 shares at March 15, 2002, with no shares of treasury stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 30, 2002 (the Proxy Statement) are incorporated in Part III of this Report by reference.

FORWARD-LOOKING STATEMENTS

         This Form 10-K, including the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include the Company's present expectations or beliefs concerning future events. Such forward-looking statements may include, without limitation, statements that the Company does not expect that lawsuits, environmental costs, commitments, contingent liabilities, financing availability, labor negotiations or other matters will have a material adverse effect on its consolidated financial condition, statements concerning future capital needs and sources of such capital funding, future growth potential of the Company's lines of business, performance of the Company's product offerings, other similar expressions concerning matters that are not historical facts, and projections relating to the Company's financial results. These forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those anticipated in the statements. Important factors that could cause such differences include, but are not limited to, the ability of the Company to compete effectively in a rapidly evolving and price competitive marketplace and to respond to customer demands and industry changes (particularly in the telecommunications industry where significant changes have occurred); the ability to achieve revenues from the Company's services, particularly services in the telecommunications business that are in the early stages of development or operation; the ability to manage growth; changes in business strategy; legislative or regulatory changes; technological changes; volatility of fuel prices; changing general economic conditions (particularly in the state of Florida) as it relates to economically sensitive products in freight service and building rental activities; changes in contractual relationships; industry competition; changes in capital markets or in the Company's business or financial performance that may affect the availability or cost of capital to the Company; natural events such as weather conditions, floods, earthquakes and forest fires; and the ultimate outcome of environmental investigations or proceedings and other types of claims and litigation.

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

                                     PART I

As used throughout this Form 10-K Annual Report, the terms "FECI", the "Company" and "Registrant" mean Florida East Coast Industries, Inc. and its consolidated subsidiaries.

ITEM 1.  BUSINESS

GENERAL

FECI is a holding company incorporated under the laws of the State of Florida in 1983, engaged, through four wholly owned subsidiaries, in rail and trucking operations, real estate and telecommunications. The Company's rail operations connect many of the major population centers and port facilities of Florida, and provide efficient service for its customers through multiple competitive connections to the rest of North America. Florida East Coast Railway, L.L.C.
(FECR) carries construction aggregates (crushed stone and sand), automobiles and other rail carload commodities, as well as intermodal freight. Florida Express Carriers, Inc. (FLX) is a common and contract motor carrier operating with a concentration in the Southeast. FLX offers truckload over-the-road service, as well as intermodal drayage. FLX also offers transportation logistic and brokerage services. The Company, through its real estate subsidiary, Flagler Development Company (Flagler), is engaged in the acquisition, development, ownership, management, leasing and sale of commercial real estate. Flagler has extensive real estate holdings in Florida, totaling approximately 16,000 acres, including 6.0 million sq. ft. of rentable commercial and industrial space in 54 buildings owned and operated by Flagler, 638,000 sq. ft. in four buildings held jointly with Duke Realty Corporation, 559,978 sq. ft. in lease-up, 97,000 sq. ft. under construction, and 590,550 sq. ft. in pre-development. Flagler owns unimproved land, including certain land (939 acres) with relevant development permits authorizing the construction of 13.6 million sq. ft. of additional industrial and commercial space and 13,400 acres of land, which has yet to be entitled for development. EPIK Communications Incorporated (EPIK) is a provider of wholesale telecommunications private line services (bandwidth, wave services, IP, collocation and dark fiber) in the Southeast. Established in May 1999, EPIK completed construction of a high-capacity fiber optic network between Atlanta, Georgia and Miami and throughout Florida in 2001. The network runs along FECR's rail corridor on the east coast of Florida and along other rail, utility and road corridors.

RAILWAY

GENERAL

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

FECR serves approximately 900 carload and intermodal customers combined. The following table summarizes the Company's freight shipments by commodity group and as a percentage of rail freight revenues:

                                     TRAFFIC

                                                                                    YEAR ENDED DECEMBER 31, 2001
                                                                  ----------------------------------------------------------------
         COMMODITY                                                  UNITS      PERCENTAGE (%)   AMT. OF REVENUE     PERCENTAGE (%)
         ---------                                                --------     --------------   ---------------     --------------
         Intermodal
           TOFC/COFC                                               263,885          60.6            61,901,766           39.4
         Rail Carloads
           Crushed stone                                           106,473          24.4            47,062,872           29.9
           Construction materials                                    5,519           1.3             3,420,063            2.2
           Vehicles                                                 24,487           5.6            19,464,609           12.4
           Foodstuffs                                                8,640           2.0             6,670,301            4.2
           Chemicals                                                 3,813           0.9             4,297,558            2.7
           Paper                                                     7,680           1.8             7,314,480            4.7
           Other                                                    14,822           3.4             7,107,937            4.5
                                                                  --------        ------          ------------         ------
                             TOTAL                                 435,319         100.0           157,239,586          100.0
                                                                  ========        ======          ============         ======

FECR connects with Norfolk Southern Railway Company (NS) and with CSX Transportation, Inc. (CSXT) at Jacksonville and is able to offer its customers competitive rail connections to the rest of North America. During 2001, approximately 45 percent of FECR's freight revenues were attributable to traffic that originated on other railroads; approximately 6 percent was attributable to traffic that originated on FECR but bound for other destinations, and 49 percent was attributable to traffic that both originated and terminated on FECR's system (local traffic). Haulage operating agreements with NS and South Central Florida Express, Inc. (SCFE) generated 9.5 percent of FECR's revenue in 2001. With the exception of haulage services provided for SCFE described below, FECR does not receive traffic from one railroad to be passed over its track to another railroad.

Customers are generally given a "through freight" rate, a single figure encompassing the rail transportation of a commodity from point of origin to point of destination, regardless of the number of carriers that handles the car. Rates are developed by the carriers based on the commodity, volume, distance and competitive market considerations. The entire freight bill is either paid to the originating carrier (prepaid), or to the destination carrier (collect), and divided among all carriers which handle the move. The basis for the division varies and can be based on factors (or revenue requirements) independently established by each carrier which comprises the through rate, or on a percentage basis established by division agreements among the carriers. Haulage arrangements generally provide FECR with a per unit amount of revenue with no direct customer billing requirement or interline settlement(s). A carrier such as FECR, which actually places the car at the customer's location and attends to the customer's daily switching requirements, receives revenue greater than an amount based simply on mileage hauled.

FECR handles rail cars for SCFE between Fort Pierce and Jacksonville for interchange with CSXT or NS. SCFE is a short-line railroad operating under a twenty-year Trackage Rights Agreement over a branch line owned by FECR extending from Fort Pierce to Lake Harbor. A concurrent Car Haulage Agreement is in effect between Fort Pierce and Jacksonville.

FECR also handles certain types of traffic for NS from Jacksonville to Miami under a Haulage Agreement, which is renewable annually, whereby FECR receives specified revenues for each unit transported.

As owner in fee simple of its railroad right-of-way extending along the east coast from Jacksonville to Miami, the Company actively manages this and ancillary real estate assets owned by it to generate miscellaneous rents and right-of-way lease profits. FECR owns approximately 1,200 acres of ancillary properties within the state of Florida. The Company continues to evaluate these holdings and, when appropriate, engages in strategic activities (sales, development, etc.) that will extract/create value for the Company. FECR leases its right-of-way to various tenants for uses including telecommunications companies' fiber optics systems pursuant to long-term leases. These revenues are included in the telecommunications segment. In addition, FECR generates revenues from the grant of licenses and leases to use railroad property and rights-of-way for outdoor advertising, parking lots and lateral crossings of wires and pipes by municipalities, and utility and telecommunications companies. These miscellaneous rents are included in other income.

CUSTOMERS

One customer generated approximately 19 percent of the Company's rail revenues in 2001. FECR's top five customers accounted for approximately 44 percent of 2001 freight revenues. The Company's business could be adversely affected if its large customers suffered significant reductions in their businesses or reduced shipments of commodities transported by FECR.

COMPETITION

Although the Company's railroad is often the only rail carrier directly serving its customers, the Company's railroad competes directly with other railroads that could potentially deliver freight to the Company's markets and customers via different routes and use of multiple modes of transportation such as transload services. FECR's primary rail competition is CSXT. FECR also competes directly with other modes of transportation, including motor carriers and, to a lesser extent, ships and barges. Competition is based primarily upon the rate charged and the transit time required, as well as the quality and reliability of the service provided. Any improvement in the cost or quality of these alternate modes of transportation could increase competition from these other modes of transportation and adversely affect the Company's business.

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

Service disruptions, improvements and/or changes in services offered by NS and CSXT could adversely or positively affect FECR's intermodal business.

REGULATION

FECR is subject to regulation by the Surface Transportation Board (STB) of the U.S. Department of Transportation, which succeeded the ICC on January 1, 1996. The STB has jurisdiction over some rates, conditions of service and the extension or abandonment of rail lines. The STB also has jurisdiction over the consolidation, merger or acquisition of control of and by rail common carriers. The U.S. Department of Transportation, through the Federal Railroad Administration, regulates the safety of railroad operations, including certain track and mechanical equipment standards and certain human factor issues.

The relaxation of economic regulation of railroads, begun over a decade ago by the ICC under the Staggers Rail Act of 1980 (Staggers Act), has continued under the STB, and additional rail business could be exempted from regulation in the future. Significant exemptions are TOFC/COFC (i.e., piggyback) business, rail boxcar traffic, lumber, manufactured steel, automobiles and certain bulk commodities, such as sand, gravel, pulpwood and wood chips for paper manufacturing. Transportation contracts on regulated shipments, which no longer require regulatory approval, effectively remove those shipments from regulation as well. Over 95 percent of FECR's freight revenues come from either exempt traffic or traffic moving under transportation contracts.

Due in part to industry consolidation and certain service issues that arose after certain mergers of rail carriers, efforts were made in 2000 and 2001 to re-subject the rail industry to federal economic regulation. This pressure could re-emerge during 2002. The Staggers Act encouraged and enabled rail carriers to innovate and compete for business, thereby contributing to the economic health of the nation and to the revitalization of the industry. Accordingly, the nation's rail carriers can be expected to vigorously oppose efforts to re-impose such economic regulation.

The Company's railway operations are also subject to extensive environmental laws and regulations, including the federal Clean Air Act (CERCLA), and various other environmental laws and regulations. Violations of various statutory and regulatory programs can result in civil penalties, remediation expenses, natural resource damage claims, potential injunctions, cease and desist orders and criminal penalties. Some environmental statutes impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, the Company's present and historic ownership and operation of real property, including rail yards, in connection with its transportation operations involve the storage, use or disposal of hazardous substances that may have contaminated and may in the future contaminate the environment. The Company may also be liable for the costs of cleaning any site at which it has disposed (intentionally or unintentionally) of hazardous substances by virtue of, for example, an accident, derailment or leak, or to which it has transported hazardous substances it generated, such as waste oil.

The Company is currently involved in various remediations of properties relating to its transportation operations (see Item 3. Legal Proceedings). Based on information presently available, the Company does not believe that the costs of addressing any known environmental issues relating to its transportation operations will be material. However, the future cost of complying with environmental laws and containing or remediating contamination cannot be predicted with any certainty, and there can be no assurances that such liabilities or costs would not have a material adverse effect on the Company in the future.

RISKS

Market Risks. FECR's freight traffic is generally affected by overall economic conditions, particularly those in the state of Florida, and intermodal competition. Also, the level of state and federal highway and other public projects can affect the amount of aggregate loadings FECR's customers request. There can be no assurance that the overall economy or that of Florida's will continue to experience higher than average national growth or rebound quickly from any slowdowns.

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

Interchange Carrier Risks. Approximately 45 percent of FECR's traffic is interchanged from CSXT or NS. The ability of these carriers to market and service southbound traffic into the Florida market will affect the amount of traffic FECR moves.

Economic Risks Associated with Rail Car Utilization. FECR earns per diem rents on the use of its car and intermodal fleet of equipment based on other railroads' or transportation service providers' use of the equipment. Future significant downturns in the overall U.S. economy or efforts by other railroads or transportation providers to improve equipment utilization practices could affect the utilization of and per diem rents for this equipment by other railroads and transportation service providers. Also, FECR, through operating agreements, currently leases approximately 1,800 rail cars from Greenbrier Leasing Corporation and other entities, with lease lengths of up to five to ten years, cancelable every three years. The lease terms call for FECR to be billed an hourly rate based upon the length of time the car is on-line versus off-line. As a car goes off-line, a revenue sharing arrangement goes into effect whereby Greenbrier and FECR apportion the revenue based upon the length of time the car is off-line.

TRUCKING

GENERAL

FECI owns 100 percent of the stock of FLX, formerly International Transit, Inc. (ITI). FLX is a common and contract motor carrier operating with a concentration in the Southeast. FLX offers truckload over-the-road service, as well as intermodal drayage. FLX also offers transportation logistic services and maintains a brokerage operation. Ownership of FLX enables the Company to provide coordinated motor/rail intermodal services with FECR to and from southeastern points.

During the third quarter of 2000, FLX restructured its operations. This restructuring accomplished the relocation of its corporate headquarters from Cincinnati, Ohio to Jacksonville, Florida, and consolidated certain functions (e.g., dispatching, billing, etc.) in the Jacksonville, Florida headquarters. Also, the restructuring realigned FLX's operations to a more southeastern focused carrier. These accomplishments more closely align the management team and trucking operations with FECR, allowing FECR and FLX to provide an array of transportation alternatives to its freight customers.

During 2001 and 2000, FLX interlined 15,259 and 15,731 intermodal units (trailers and containers), respectively, with FECR's intermodal facility at Jacksonville.

CUSTOMERS

The trucking operation is not dependent on any significant customer. No customer generates revenues which exceeds 10 percent of the trucking operation's revenues. The top twenty-five customers account for approximately 56.2 percent of its revenues.

COMPETITION

The trucking industry is highly competitive. The same competitive factors, as noted in Railway above, substantially affect the Company's trucking operations as well. During 2001, FLX experienced intense competition from other carriers, including individual owner/operators, as the economy slowed. This competition is likely to continue in 2002. However, consolidation within the industry and increased financial distress among smaller competitors could result in fewer competitors.

REGULATION

The Company's trucking operations are also subject to extensive environmental laws and regulations, including the federal Clean Air Act (CERCLA), and various other environmental laws and regulations. Violations of various statutory and regulatory programs can result in civil penalties, remediation expenses, natural resource damage claims, potential injunctions, cease and desist orders and criminal penalties. Some environmental statutes impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person.

The Company's trucking operation is regulated by the U.S. Department of Transportation, including the Federal Highway Administration. This regulatory authority exercises broad powers, generally governing activities such as authorizations to engage in motor carrier operations and safety and human factors such as hours of service.

RISKS

Market Risks. FLX's freight traffic is generally affected by overall economic conditions, especially those in the Southeast section of the United States, particularly in the state of Florida. There can be no assurance that the overall economy or that of the Southeast section of the United States will rebound quickly from any slowdowns, or that the Southeast will continue to experience higher than average national growth.

Fuel Price Risks. Trucking operations require significant amounts of diesel fuel. Prices of diesel fuel can vary greatly. Generally, the increases in fuel price are passed along to customers through a "fuel surcharge." However, there are no assurances that these surcharges will cover the entire fuel price increase for a given period, or that competitive market conditions will effectively allow freight providers the ability to pass along this cost.

Insurance Risks. The trucking industry has confronted sharp increases in insurance costs, particularly comprehensive general liability and workers' compensation. FLX's insurance expenses have risen and it has raised its level of self-insured retention. It, therefore, has additional financial exposure to the costs of accidents involving its drivers or agents.

REAL ESTATE

GENERAL

FECI owns 100 percent of the stock of Flagler. Flagler is engaged in the acquisition, development, ownership, leasing, management and sale of real estate in the state of Florida.

Flagler owns and operates office and industrial properties in Florida. Flagler owned and operated 54 buildings as of December 31, 2001, with approximately 6.0 million sq. ft. of rentable commercial/industrial space on 432 acres of land. A schedule of these buildings is included in Part 1, Item 2 of this Report. At December 31, 2001, Flagler's operating properties were 92.0 percent occupied. Flagler's buildings are primarily Class "A" office space and high-quality commercial/industrial facilities constructed after 1987. Flagler also has four operating buildings, with 638,000 sq. ft. of rentable commercial space, which are held jointly (50/50) with Duke Realty Corporation.

At December 31, 2001, Flagler had 559,978 sq. ft. in lease-up, 97,000 sq. ft. under construction, and 590,550 sq. ft. in pre-development, for a total of 1.2 million sq. ft., primarily located in the Jacksonville, Orlando and Miami areas. For those projects in pre-development phase, Flagler has obtained the necessary permits and invested in engineering, architectural planning and design.

Flagler owns 939 acres of unimproved land with relevant development permits authorizing the construction of 13.6 million sq. ft. of additional office, industrial and commercial space. Additionally, Flagler owns 13,400 acres of unimproved, unentitled land, primarily situated adjacent to FECR's rights-of-way along the eastern coast of Florida, for potential future development or disposition.

PROJECTS UNDER DEVELOPMENT

The primary geographic focus of Flagler's development activities has been in the Miami, Fort Lauderdale, Jacksonville and Orlando area markets, all of which are active with local, regional and national development companies competing for land and tenants. The projects under development include:

         - GRAN PARK AT SOUTHPARK - ORLANDO, FL: Located at the intersection of John Young Parkway and Beeline Expressway. Six buildings, totaling 836,000 sq. ft., have been completed. The park has entitlements for an additional 163,000 sq. ft. of office and call center space. Pre-development is currently underway for a seventh building totaling 93,000 sq. ft.

                  In 1999, based on the success of SouthPark, Flagler acquired an additional 90 acres adjacent to the existing park. The land has entitlements for 1.8 million sq. ft. of office space and 98,000 sq. ft. of commercial space. This property is currently in the master planning phase and initial site work is anticipated to begin in 2002.

         - BEACON STATION AT GRAN PARK - MIAMI, FL: Located northwest of Miami International Airport. Twenty-eight buildings, totaling
                  3.1 million sq. ft., have been completed, including a 300,000 sq. ft. build-to-suit distribution center for Caterpillar Logistics delivered in 2001. The park has entitlements for an additional 4.0 million sq. ft. of office, industrial and commercial space. Pre-development is currently underway for two projects totaling 361,000 sq. ft. Flagler has also developed 540,000 sq. ft. of industrial space at Beacon Station in a 50/50 joint venture with Duke Realty Corporation. Flagler owns approximately 535 acres adjacent to this park for future development.

         - BEACON POINTE AT WESTON - WESTON, FL: Located in west Broward County at I-75 in Weston. In 1998, Flagler purchased 30 acres with entitlements for 400,000 sq. ft. of office space. Flagler is developing the project in a 50/50 joint venture with Duke Realty Corporation. Two office buildings, totaling 195,000 sq. ft., have been completed. The third 97,000 sq. ft. office building is currently under construction. The park has entitlements for an additional 108,000 sq. ft. of office space.

         - GRAN PARK AT DEERWOOD - JACKSONVILLE, FL: Located in the most rapidly expanding area of Jacksonville. Six office buildings, totaling 788,000 sq. ft., have been completed. The park has entitlements for an additional 244,000 sq. ft. of office space.

         - GRAN PARK AT JACKSONVILLE - JACKSONVILLE, FL: Located in south Jacksonville at I-95. Seven buildings, totaling 773,000 sq. ft. within the park, are owned and operated by Flagler. The park has entitlements for an additional 3.6 million sq. ft. of office, industrial and commercial space on approximately 390 undeveloped usable acres. Site preparation is currently underway for an I-95 interchange at Old St. Augustine Road, which should increase access to the park, with construction of the interchange anticipated to begin in 2002.

The following is a summary of the Company's development activity as of December 31, 2001:

                                                                                    NET RENTABLE              BUILDING
      STATUS                OWNER              PROPERTY DESCRIPTION                 SQUARE FEET              START DATE
      ------                -----              --------------------                 ------------             ----------
Lease-up                  Flagler/Duke      Beacon Pointe at Weston                      97,178              April 2000
Lease-up                  Flagler           Gran Park at Deerwood North                 135,000              Aug. 2000
Lease-up                  Flagler           Beacon Station at Gran Park                 201,000              Feb. 2001
Lease-up                  Flagler           Beacon Station at Gran Park                  42,800              Feb. 2001
Lease-up                  Flagler           Port Everglades                              84,000              Mar. 2001
Under construction        Flagler/Duke      Beacon Pointe at Weston                      97,000              Feb. 2001
Pre-development           Flagler           Beacon Station at Gran Park                 160,211                 TBD
Pre-development           Flagler           Beacon Station at Gran Park                 200,709                 TBD
Pre-development           Flagler           Gran Park at SouthPark                       93,400                 TBD
Pre-development           Flagler           Port Everglades                             136,230                 TBD
                                                                                      ---------
                                                                 TOTAL                1,247,528
                                                                                      =========

FECR owns approximately 1,200 acres of ancillary properties within the state of Florida. The Company continues to evaluate these holdings and, when appropriate, engages in strategic activities (sales, development, etc.) that will extract/create value for the Company.

CUSTOMERS

Flagler leases to approximately 300 tenants in a variety of industries, including travel, technology, distribution and import/export. Flagler's largest commercial tenant occupied approximately 5 percent of leased space in 2001.

COMPETITION

The real estate industry is generally characterized by significant competition. The Company intends to pursue strategic growth initiatives, including office and industrial developments in Florida, when the acquisition and/or development of property would, in the opinion of management, result in a favorable risk-adjusted return on investment. There are a number of developers and real estate companies that compete with the Company in seeking properties for acquisition, resources for development and prospective tenants. Competition from other real estate developments may adversely affect the Company's ability to attract and retain tenants, achieve favorable rental rates and control expenses of operation. The Company may compete with entities having greater financial and other resources. There can be no assurance that the existence of such competition may not have a material adverse affect on the Company's business, operations or cash flows.

REGULATION

Development of real property in Florida entails an extensive approval process involving overlapping regulatory jurisdictions. Real estate projects must generally comply with the provisions of the Local Government Comprehensive Planning and Land Development Regulation Act (Growth Management Act). In addition, development projects that exceed certain specified regulatory thresholds require approval of a comprehensive Development of Regional Impact
(DRI) application. Compliance with the Growth Management Act and the DRI process is usually lengthy and may have a material adverse affect on the Company's real estate development activities.

The Growth Management Act requires counties and cities to adopt comprehensive plans guiding and controlling future real property development in their respective jurisdictions. After a local government adopts its comprehensive plan, all development orders and development permits it issues must be consistent with the plan. Each such plan must address such topics as future land use, capital improvements, traffic circulation, sanitation, sewerage, potable water, drainage and solid wastes. The local government's comprehensive plans must also establish "levels of service" with respect to certain specified public facilities and services to residents. Local governments are prohibited from issuing development orders or permits if facilities and services are not operating at established levels of service, or if the projects for which permits are requested will reduce the level of service for public facilities below the level of service established in the local government's comprehensive plan. If the proposed development would reduce the established level of services below the level set by the plan, the development order will require that the developer, at the outset of the project, either sufficiently improve the services to meet the required level, or provide financial assurances that the additional services will be provided as the project progresses.

The Growth Management Act is, in some instances, significantly affecting the ability of developers to obtain local government approval in Florida. In many areas, infrastructure funding has not kept pace with growth. As a result, substandard facilities and services are delaying or preventing the issuance of permits. The Growth Management Act could adversely affect the ability of developers in Florida, including Flagler, to develop real estate projects.

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

In addition, a substantial portion of the developable property in Florida, including certain of the Company's property, is raw land located in areas where its development may affect the natural habitats of various endangered or protected wildlife species, or in sensitive environmental areas such as wetlands and coastal areas, which are subject to extensive and evolving federal, state and local regulation. Accordingly, federal, state and local wildlife protection, zoning and land use restrictions, as well as community development requirements, may become increasingly restrictive and, as a result, significant limitations may be imposed on the Company's ability to develop its real estate holdings in accordance with their most profitable uses.

The Company's ownership and development of real estate are subject to extensive and changing federal, state and local environmental laws, the provisions and enforcement of which may become more stringent in the future. Pursuant to those laws, the owner or operator of real estate may be required to perform remediation regardless of the cause of the contamination. The sale or development of properties may also be restricted due to environmental concerns, the protection of endangered species, or the protection of wetlands. In addition, violations of various statutory and regulatory programs can result in civil penalties, remediation expenses, natural resource damages, potential injunctions, cease and desist orders and criminal penalties. The Company is not presently aware of any material contamination, or any material adverse environmental development issues relating to its real estate operations. However, there can be no assurance that environmental issues will not arise in the future relating to the real estate operations.

RISKS

Market Risks. There can be no assurance that the U.S. economy in general, or the economy of the Southeast and Florida in particular, will not continue to be affected by the recession or recover as expected in the future. Certain significant expenditures associated with the development, management and servicing of real estate (such as real estate taxes, maintenance costs and debt payments, if any) would generally not be reduced if an economic downturn caused a reduction in revenues generated from the Company's properties. Florida's travel and tourism industry is an important part of Florida's economy and downturns in these industries can affect growth plans of certain Flagler tenants.

Development Risks. The Company's real estate development activities require significant capital expenditures. The Company will be required to obtain funds for its capital expenditures and operating activities through cash flow from operations, property sales or financings. There can be no assurances that funds available from cash flow, property sales and financings will be sufficient to fund the Company's required or desired capital expenditures for development. If the Company were unable to obtain sufficient funds, it might have to defer or otherwise limit certain development activities. Further, any new development, or any rehabilitation of older projects, may require compliance with new building codes and other regulations. The Company cannot estimate the cost of complying with such codes and regulations, and such costs can make a new project, or some otherwise desirable uses of an existing project not economically feasible.

Joint Venture Risks. The Company has entered into certain joint venture relationships and may initiate future joint venture projects as part of its overall development strategy. A joint venture may involve special risks associated with the possibility that (i) the venture partner at any time may have economic or business interests or goals that are inconsistent with those of the Company, (ii) the venture partner may take actions contrary to the instructions or requests of the Company, or contrary to the Company's policies or objectives with respect to its real estate investments, or (iii) the venture partner could experience financial difficulties or (iv) the joint venture properties may require deficit or capital funding as the result of unexpected future events (e.g., economic slowdown, etc.). Actions by the Company's venture partners may have the result of subjecting property owned by the joint venture to liabilities in excess of those contemplated by the terms of the joint venture agreement or have other adverse consequences. In addition, the Company's joint venture partners may dedicate time and resources to existing commitments and responsibilities outside of the joint venture activities.

TELECOMMUNICATIONS

GENERAL

FECI owns 100 percent of the stock of EPIK. EPIK is a provider of wholesale telecommunications private line services in the Southeast. Established in May 1999, EPIK has created a high-capacity fiber optic network along a densely populated corridor reaching 12 metropolitan areas within the Southeast that comprise nearly 75 percent of the region's population. EPIK's broadband network extends from Atlanta to Miami along FECR's right-of-way and in other rail, utility and highway corridors. EPIK is a "carriers' carrier," providing wholesale bandwidth in the form of private line, wave, Internet Protocol (IP), Ethernet, collocation, dark fiber and services to wireless and international carriers, long-distance companies (IXCs), Internet service providers (ISPs), and competitive local exchange carriers (CLECs).

On November 14, 2001, the Company announced a restructuring plan to reduce EPIK's ongoing operating expenses and capital requirements, and continuation of a previously announced review of the carrying value of EPIK's telecommunications assets. The plan entailed refocusing EPIK's resources on growing revenues on its completed, lit Southeast telecommunications network and curtailing capital expenditures and operating expenses related to other growth activities. The plan and the review are both responses to reduced growth expectations in the telecommunications industry.

As a result of the restructuring plan, the Company has recorded pretax charges to operating expenses for restructuring and asset impairments of $110.2 million. The charge was comprised of $12.1 million of restructuring expenses and $98.1 million of asset write-downs.

EPIK's high-count fiber and OC-192 Southeast backbone from Atlanta to Miami includes 1,850 inter-city route miles comprising 255,000 fiber-strand miles. To complement its long-haul inter-city network, EPIK has constructed 400 route miles (14,000 fiber miles) of metropolitan networks in the Southeast with the development of routes in the greater Miami metropolitan area, Orlando, Jacksonville, Tampa, Fort Myers, Fort Lauderdale, Melbourne, Daytona, St. Augustine and Atlanta.

EPIK's Southeast network is fully redundant, using both geodiverse fiber paths and SONET/SDH architecture to ensure high levels of reliability. EPIK's 12 long-haul points of presence (POPs) are equipped with Nortel Networks(TM) Optera(TM) OC-192 dense wavelength division multiplexing (DWDM) equipment to provide the highest levels of capacity and rapid provisioning. The network contains over 45 POPs, utilizing a combination of optical equipment from Nortel, ONI, Cisco and Redback. As of December 31, 2001, EPIK had deployed Juniper Networks OC-192 routers and Foundry Ethernet Switches to enable the provisioning of Internet Protocol services under the enLIGHTened IP and enLIGHTened Ethernet I service marks.

EPIK's product offerings include the following:

Wholesale Services - Private Line Capacity

         - Transport speeds from DS-3 to OC-48 (the highest commercially available service speed)

         - Accessible, centrally-located points of presence in major metropolitan areas

         -        15-day on-net provisioning

         -        4-hour mean time to repair

         -        Around-the-clock network control center (NCC)

         -        Highly reliable geographically diverse SONET ring architecture

Wave Length Services

EPIK offers wave-based, unprotected, capacity service delivered at 2.5 Gbps or 10 Gbps speeds.

         - Reduced time and expense of deploying, managing and maintaining dark fiber

         -        Easy to provision and expand service

         -        Transparent to customers' network management system

         - Seamless integration of customers' equipment into existing network

enLIGHTened IP

Core network capabilities

         -        10 Gbps backbone

         -        Connectivity using DS-3 to OC-192

         -        Around-the-clock network control center (NCC)

         - Product Options: Dedicated Internet Access, IP, and Virtual Private Networks

enLIGHTened Ethernet Services

Core network capabilities

         - Connectivity using Fast Ethernet (100Mbps and Gigabit Ethernet (1000 Mbps)

         -        Around-the-clock network control center (NCC)

         -        Product Options: Ethernet transport

Collocation

EPIK leases carrier-grade collocation space in its points of presence (POPs) and optical amplifier (OPAMP) locations to dark fiber and optical service customers.

         -        Rack and cage space

         -        Carrier-class facilities

         - Versatile AC and DC power options tailored to specific equipment needs

Dark Fiber

         -        EPIK leases and sells dark fiber on its network

CUSTOMERS

As a wholesale provider of communication services, EPIK's sales and marketing efforts are directed towards wireless communications companies, such as cellular and PCS providers, international carriers, IXCs, ISPs, and CLECs. EPIK completed construction of its lit Southeast network in late 2001 and had developed a limited number of customers. 2001 was a difficult year for many companies in the telecommunications industry. As a result, certain of EPIK's telecommunications customers have filed for bankruptcy or are facing financial difficulties. EPIK actively monitors its existing and potential customers for credit risk. EPIK's customers may continue to be affected by these overall industry and economic factors.

At December 31, 2001, EPIK's contracted revenue backlog was $101.9 million, of which $20.8 million was with customers considered at credit risk. As of December 31, 2001, the top five customers represented approximately 83 percent of the revenue backlog.

COMPETITION

The wholesale carriers' carrier business in the Southeast is highly competitive among a small number of companies and subject to rapid change. Competition is principally on the basis of availability, price and customer service. EPIK competes primarily on the basis of network reach, rapid customer provisioning, network technological capabilities (e.g., Internet Protocol), transmission quality and reliability, highly responsive customer service and price. EPIK faces substantial competition from IXCs, other regional carriers such as affiliates of energy utilities and railroads, Incumbent Local Exchange Carriers (ILECs) and CLECs. Major competitors include, but are not limited to, Level 3, Qwest, Williams, BellSouth, Progress Telecom, Florida Power & Light, Fibernet, MCI Worldcom, Sprint and AT&T.

REGULATION

EPIK does not believe that its existing telecommunications offerings are subject to federal regulation. Nonetheless, EPIK has secured an international section 214 authorization from the Federal Communications Commission (FCC) in order to have the flexibility to offer international telecommunications services. EPIK also does not believe that its existing telecommunications offerings are subject to state regulation, except in Georgia where EPIK has been certificated as an IXC. However, the telecommunications industry is highly regulated by federal, state and local authorities, judicial and legislative actions may increase regulatory requirements, and the scope of services subject to regulation is not clearly defined and is subject to change. EPIK, therefore, cannot forecast whether federal or state regulators would consider it to be currently subject to regulation, or whether it will be subject to regulation in the future and can make no assurance that future regulatory, judicial or legislative action will not have a material adverse effect on EPIK.

Federal Regulation. The FCC regulates interstate telecommunications services. The Communications Act of 1934, as amended, defines "telecommunications service" to mean the "offering of telecommunications for a fee directly to the public, or to such classes of users as to be effectively available directly to the public, regardless of the facilities used." The FCC has found that telecommunications services include only those services that are offered on a "common carrier" basis - that is, services that are provided pursuant to standard rates, terms and conditions to a relatively broad customer base. In contrast, services that are offered on a "private carrier" basis are not subject to regulation as telecommunications services. EPIK believes that it acts as a private carrier because it provides service to a limited class of customers (e.g., other carriers) on the basis of individually negotiated terms and conditions and long-term service agreements.

Although private carriers are generally unregulated, private carriers that serve end-user customers are required to contribute to the federal universal service fund. Because EPIK provides service to Internet service providers, which are considered end-users, EPIK contributes to that fund as well as other federal funds to support telecommunications relay services and the administration of numbering resources.

If EPIK is found to be providing interstate telecommunications services (that is, to be acting as a common carrier), then several additional regulatory requirements could apply:

         - EPIK would require prior FCC authorization to offer international services. Because EPIK has obtained such authorization, this requirement will not be a future burden on the Company.

         -        EPIK would have to comply with various reporting requirements.

         - EPIK would be under general obligations to (1) provide service upon reasonable request, (2) provide service at just, reasonable and non-discriminatory rates, terms and conditions,
                  (3) interconnect directly or indirectly with the networks of other carriers, (4) assure that its services are accessible to and usable by persons with disabilities, (5) assure that its network complies with the requirements of the Communications Assistance for Law Enforcement Act, (6) limit its use of customer proprietary network information to provisioning of the services in connection with which that information was obtained, and (7) be subject to the FCC's complaint process.

Imposition of some or all of these requirements could materially increase EPIK's costs of doing business and limit its pricing flexibility and its ability to respond promptly to customer demands. In addition, if some of

EPIK's competitors remain unregulated, EPIK could be at a material competitive disadvantage.

State Regulation. State public utility commissions (PUCs) regulate intrastate telecommunications services. EPIK does not believe it is subject to significant state PUC regulation because it acts as a private carrier. For example, Florida recognizes the private carrier concept. Some other states, however, may not recognize the private carrier concept or may nonetheless seek to subject EPIK to regulation. EPIK has chosen to apply for certification as an IXC in the state of Georgia, for instance, even though EPIK operates solely as a private carrier in that state. State regulation of intrastate telecommunications services is similar to FCC regulation of interstate telecommunications services, although the states vary considerably in the nature and extent of regulation imposed on regulated entities. For instance, while most states require service providers to obtain formal prior authorization before initiating service, some do not. Similarly, while most states require service providers to file tariffs, some do not. States also may impose universal service contribution requirements and other rules intended to protect public safety and welfare, ensure the continued quality of communications services, and safeguard the rights of consumers. The Company cannot predict whether application of state regulation of EPIK's services would have a material adverse effect.

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

Competition-related Risks. The telecommunications industry is highly competitive. EPIK faces substantial competition from IXCs, other private wholesale carriers such as affiliates of energy utilities and railroads and CLECs. In addition to these entities, potential competitors capable of offering services similar to those offered by EPIK include microwave carriers, satellite carriers, wireless telephone system operators, and end-users with private communications networks. In the future, EPIK may be subject to more intense competition due to the development of new technologies, an increased supply of domestic and international transmission capacity, and consolidation among and between local and long distance carriers. In addition, as the regional Bell operating companies gain authority to enter into long distance service markets, they may rapidly be able to offer competitive services over region-wide fiber optic networks that already are in place.

Regulatory Risks. Regulation of the telecommunications industry is changing rapidly. Existing and future federal, state, and local governmental regulations will greatly influence the viability of EPIK. Undesirable regulatory changes could adversely affect EPIK's business, financial condition, competitiveness and results of operations. For example, while EPIK does not believe that it is subject to federal or state regulation as a common carrier, EPIK cannot predict the future regulatory status of its business. The FCC has recognized a class of private, non-common carriers whose practice it is to make individualized decisions on what terms and with whom to deal, and EPIK believes it falls into this class. These carriers may be subject to the FCC's jurisdiction but are not currently extensively regulated. In addition, some states may not recognize the private carrier concept and, for this or other reasons, may seek to regulate EPIK's intrastate services. If EPIK becomes subject to the FCC's or state PUC's jurisdiction, it will be required to comply with a number of regulatory requirements including, but not limited to, rate regulation, prior authorization requirements, reporting requirements and special payments. Additionally, to the extent EPIK offers services to non-carriers, it must contribute to the federal universal service fund. Compliance with these regulatory requirements may impose substantial administrative burdens on EPIK. Furthermore, CLECs, ILECs and IXCs (which may be both customers and competitors of EPIK) are subject to various federal and state telecommunications laws and regulations. Changes in those laws and policies may affect EPIK's business by virtue of the interrelationships between EPIK and these regulated telecommunications companies. It is difficult for EPIK to forecast how these changes will affect EPIK.

Market Risks. The telecommunications sector has been experiencing an unprecedented downturn. Several previously well-capitalized companies have declared bankruptcy, including some of EPIK's largest customers, such as 360NETWORKS, Inc. and Network Plus, Inc. It is possible that additional bankruptcies will occur which will erode EPIK's existing or potential customer base. In the last two years, EPIK had entered into several like-kind exchange transactions to create a dark fiber network beyond the Southeast. EPIK anticipated that several of the carriers with whom it executed such agreements would become customers of EPIK by using collocation services offered by EPIK along its Southeast network. However, most of these transactions have been terminated due to the bankruptcies of the customers or the customers' inability to perform.

FINANCIAL INFORMATION ABOUT FECI'S SEGMENTS

The Company had total segment operating revenues of $304.3 million and an operating loss of $98.3 million in 2001. (See Note 9. Segment Information of the Financial Statements and Supplementary Data set forth in Part II, Item 8 of this Report on Form 10-K). The Company's total railroad operating revenues were $160.7 million; trucking revenues were $36.2 million; real estate revenues were $89.2 million, and telecommunications revenues were $18.2 million. Segment operating profit (loss) was $41.2 million for the railroad; ($6.3 million) for trucking; $26.0 million for real estate, and ($151.6 million) for the telecommunications segment.

SOURCES AND AVAILABILITY OF RAW MATERIALS

All raw materials FECR, FLX, Flagler and EPIK use, including fuel, track materials and building construction materials and network components, are available in adequate supply from multiple sources.

SEASONALITY

FECR's rail traffic is relatively stable throughout the year with higher volumes ordinarily occurring during the first and last quarters of the year. The Company's trucking, real estate and telecommunications businesses are not generally seasonal.

WORKING CAPITAL

At December 31, 2001, the Company's current assets exceeded current liabilities by $2.3 million. The Company has a $300 million revolving credit facility (see
Note 15 of the Financial Statements). At December 31, 2001, $39 million was drawn on the facility (see also Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations). At December 31, 2001, the Company had cash and cash equivalent balances of $14.1 million.

EMPLOYEES

FECI employed 24 people; FECR employed 804; EPIK employed 166; FLX employed 115, and Flagler had 35 employees as of December 31, 2001. During 2002, certain additional positions within Flagler will be filled to facilitate the strategic direction and transactions of the real estate operation. Approximately 612 of FECR's employees are represented by the following labor unions: United Transportation Union (UTU) (train and engine service employees), Brotherhood of Maintenance of Way Employees (BMWE) (track maintenance and structures) and International Brotherhood of Electrical Workers (IBEW) (seven crafts, including agents and clerical, carmen, maintenance of equipment foremen, roadway shop, signals and communications, train dispatchers, boilermakers, electricians, machinists, sheetmetal workers and shop laborers). The collective bargaining agreements can next be amended starting in 2003. FECR considers its working relationship with its unions to be satisfactory.

ITEM 2.  PROPERTIES

The Company's material physical properties at December 31, 2001 are listed below and are grouped by industry segment. All properties shown are owned in fee simple, except where otherwise indicated.

RAILWAY

FECR owns three connected four-story buildings in St. Augustine, Florida, which are used by FECI and FECR as corporate headquarters. FECR also owns a railroad right-of-way, generally 100 feet wide, along the east coast of Florida extending for 351 miles used for its railroad operations and telecommunications facilities. FECR also owns and operates approximately 276 miles of branch, switching and other secondary track, and 159 miles of yard track, various rail car marshalling yards, trailer/container and automobile loading and unloading facilities, signaling system facilities, and a number of operating offices, shops and service house buildings.

On March 2, 1998, FECR entered into a Trackage Agreement with SCFE providing for, among other things, the exclusive operation and maintenance of 56 miles of branch mainline.

Tracks, their bridges and the fixed property and signal improvements supporting the transportation effort are maintained to a level equaling the needs of service. The mainline and its passing tracks are, in general, constructed of 132-pound per yard continuous welded rail supported on concrete crossties. These facilities provide a reliable infrastructure for the conduct of a transportation service suited to the business demands of the railway's customers, to include unrestricted movement of double-stacked containers, tri-level automobiles and heavier axle rail cars.

The branch mainlines, way switching and yard tracks are, for the most part, of 115-pound per yard materials supported by wood ties. These tracks and certain mainline yard tracks are of a lesser weight of rail supported on wood ties.

FECR owns 72 diesel electric locomotives; 2,353 freight cars; 994 trailers for highway revenue service; numerous pieces of rail-mounted and non-rail-mounted work equipment, and numerous automobiles used in maintenance and transportation operations. Generally, FECR's equipment is in good physical condition, considering its years of service and operating utilization.

FECR currently leases approximately 1,800 rail cars from Greenbrier Leasing Corporation and other entities, with lease lengths of up to five to ten years, cancelable every three years. The lease terms call for FECR to be billed an hourly rate based upon the length of time the car is on-line versus off-line. As a car goes off-line, a revenue sharing arrangement goes into effect whereby Greenbrier and FECR apportion the revenue based upon the length of time the car is off-line.

FECR also owns lands outside of the right-of-way. These holdings include certain properties in downtown Miami and large rail yards in Jacksonville, Fort Pierce and Miami. Some of FECR's land portfolio includes the following:

         RIGHT-OF-WAY CORRIDORS

Several corridors, upon which rail service is not currently provided, remain under control of FECR. The corridor in Volusia and Brevard Counties is approximately 25 miles in length and contains 331 acres.

Also, a corridor extends from Edgewater to Maytown connecting to the Aurantia to Benson Junction corridor. This corridor is approximately 16 miles in length and contains 191 acres.

A corridor extends for approximately six miles from the Miami International Airport, southerly to a major metropolitan mall in Miami-Dade County. The northerly portion of this corridor remains in rail service.

         BUENA VISTA YARD PROPERTY

         This approximate 56-acre site is located along North Miami Avenue between NW 36th Street and NW 29th Street, Miami, Florida. The property is the former site of FECR's downtown rail yard. It is the largest vacant parcel near downtown Miami.

         MIAMI FREIGHT HOUSE SITE

This site consists of 6.8 acres, located along SW 3rd Street, with approximately 345' of frontage on the

Miami River. This prime location is located near the Downtown Government Center in the downtown district of Miami.

         MILLER SHOPS WEST

An approximate 215-acre parcel is located along the headwaters of the San Sebastian River in St. Augustine. This parcel is part of FECR's former mechanical shop property.

         CADILLAC GAUGE PROPERTY

This property is located on Cidco Road in Cocoa, Florida, in an industrial area. This property has over 100,000 sq. ft. of warehouse space on 72 acres of land. The property offers a variety of uses and is currently being marketed for sale.

TRUCKING

In January 2001, FLX leased 10,120 sq. ft. of office space in Jacksonville, Florida from Flagler for its corporate headquarters. In 2000, FLX leased 7,168 sq. ft. of office space in Jacksonville, Florida from the prior owner of FLX. The lease was terminated December 31, 2000.

FLX leases 717 sq. ft. of office space from FECR in Jacksonville, Florida, and 1,700 sq. ft. of office space in Atlanta, Georgia. FLX previously leased 2,500 sq. ft. in Atlanta, Georgia for terminal dispatching operations. The lease was terminated on May 31, 2001.

FLX has approximately 156 tractors available, including 94 owner-operated tractors. FLX has a total of 280 trailers in its fleet, consisting of 255-53', 24-48' and 1-45' dry vans.

REAL ESTATE

At year-end 2001, Flagler's commercial and industrial portfolio included 54 buildings aggregating 6.0 million rentable sq. ft. Flagler's income-producing properties are detailed below:

                       FLAGLER'S INCOME-PRODUCING PROJECTS
                             (at December 31, 2001)

                                                                                RENTABLE       OCCUPIED
                                  NO. OF                                         SQUARE         SQUARE           %            YEAR
        LOCATION                  BLDGS.                   TYPE                   FEET           FEET         OCCUPIED       BUILT
        --------                  ------                   ----                 --------       --------       --------       -----
duPont Center
Jacksonville, FL                     2          Office Buildings                 160,000        133,000           83        1987-88

Gran Park at Deerwood
Jacksonville, FL                     5          Office Buildings                 653,000        620,000           95        1996-00

Gran Park at Jacksonville            1          Office Building                  125,000        125,000          100        1999
Jacksonville, FL                     4          Office/Showroom/Warehouses       441,000        384,000           87        1997-99
                                     1          Front Load Warehouse              99,000         99,000          100        1997
                                     1          Rail Warehouse                   108,000         57,000           53        1997

Gran Park at the Avenues             3          Office Buildings                 242,000        209,000           86        1992-95
Jacksonville, FL                     3          Office/Showroom/Warehouses       173,000        126,000           73        1992-97
                                     2          Office Warehouses                302,000        293,000           97        1994-96

Gran Park at SouthPark               4          Office Buildings                 571,000        475,000           83        1998-01
Orlando, FL                          2          Office/Showroom/Warehouses       265,000        185,000           70        1998-01

Beacon Station at Gran Park          1          Office Building                  101,000        101,000          100        2000
Miami, FL                            5          Office/Showroom/ Warehouses      369,000        369,000          100        1988-94
                                     7          Office Warehouses                889,000        853,000           96        1990-97
                                     4          Rail Warehouses                  397,000        397,000          100        1989-94
                                     7          Front Load Warehouses            790,000        790,000          100        1991-95
                                     1          Double Front Load Warehouse      239,000        239,000          100        1993
                                     1          Office Service Center             39,000         39,000          100        1994
                                     -                                         ---------      ---------          ---
TOTAL-100% OWNED BUILDINGS          54                                         5,963,000      5,494,000           92
                                    ==                                         =========      =========          ===

Note: An additional 638,000 sq. ft. of rentable office and industrial product is jointly owned in 50/50 partnerships with Duke Realty Corporation. These properties are located in Weston and Miami, Florida.

The Company periodically reviews its inventory of income-producing commercial and industrial properties and undeveloped properties to determine how best to maximize its value, including strategic disposition alternatives. The Company continually invests in the development of additional rentable commercial and industrial space, and currently has 559,978 sq. ft. in lease-up, 97,000 sq. ft. under construction, and 590,550 sq. ft. in the pre-development stage, (see Part I, Item 1. Business in this Report on Form 10-K).

Flagler's land portfolio includes the following major land holdings:

         BALL TRACT

A 2,150-acre tract located in northern St. Johns County along the US 1 corridor between Jacksonville and St. Augustine. The property fronts on US 1 to the west, the Intracoastal Waterway to the east, and lies between two large announced mixed-use residential and commercial communities not yet under development. Flagler also expects this property to be developed as a master planned community, incorporating both residential and commercial uses, but must first seek and obtain various land use approvals from state, regional and local governmental entities.

         LEMBERG NORTH

A 580-acre tract located in northern St. Johns County along US 1 between Jacksonville and St. Augustine. The property fronts along the western boundary of FECR's mainline which is immediately adjacent to US 1. Flagler expects to develop the property as a rail-oriented industrial park, but must first seek and obtain various approvals from state, regional and local governmental entities.

         MILLER SHOP

A 285-acre tract, partially owned by Flagler and FECR (Flagler, 70 acres; FECR, 215 acres), located in St. Johns County along US 1 at the northern boundary of the city of St. Augustine. The property fronts US 1 on the east, and the San Sebastian River on the west. Flagler expects to master plan this property for a variety of mixed uses of commercial, industrial and residential. Additionally, Flagler has received entitlements for 150,000 sq. ft. of commercial development on 28 acres of the property.

         NATIONAL GARDENS

A 5,900-acre tract located in Volusia and Flagler Counties divided by the intersection of I-95 and US 1. Flagler is currently evaluating strategic alternatives for this property.

         TICO TRACT

A 1,700-acre tract located in northern unincorporated Brevard County just to the southwest of the city limits of Titusville. The property fronts along I-95, SR 405 and US 1 and surrounds the Space Coast Executive Airport on two sides. Flagler is currently evaluating strategic alternatives for this property.

         FORT PIERCE K-4

A 565-acre tract located in St. Lucie County at the southeast quadrant of the intersection of I-95 and the Florida Turnpike. The land use designation for the property is for mixed-use development, with 160 acres of the property presently zoned for heavy industrial. The remainder is presently zoned for agriculture residential. When market analysis reflects the proper demand for industrial use, Flagler could develop the industrial zoned property for sale. Various approvals from state, regional and local governmental entities will be required.

         107TH AVENUE PROPERTY (SECTION 8)

A 465-acre undeveloped tract located in west Dade County bounded by NW 107th Avenue (west), NW 90th Street (north), NW 74th Street (south) and NW 97th Avenue
(east). The property is contiguous to the southeast corner of Beacon Station, Flagler's 500-acre master planned commercial and industrial development, and plans are to develop the property in a similar manner.

         DOWNTOWN MIAMI LOTS

A 9-acre tract located in downtown Miami fronting on NW 1st Avenue adjacent to the Miami Arena and less than one block from an announced federal courthouse. The future land use designation and zoning of the property are for office/mixed-use. Flagler is evaluating the development of the property for the allowable use.

         PORT EVERGLADES

A 97-acre tract of developable land located in sections of Port Everglades Industrial Park, Broward County, Florida. The Company is currently developing this land with industrial warehouses. This property is leased with an initial term of 35 years and six additional 10-year lease extension options.

OVERVIEW OF FECI LAND HOLDINGS

The Company owned and managed 16,985 acres of land at year-end 2001, which included 473 acres on which buildings are located; 939 acres of developed land with entitlements, including the projects under development described in Item 1,
Part 1 of this Report; 14,332 acres of undeveloped land, including the undeveloped properties described in Item 1, Part I of this Report, and 1,241 acres owned by FECR. These properties are held for lease, development and/or sale and are in fifteen counties of the state of Florida as follows:

                                                FLAGLER            FECR             TOTAL
         COUNTIES                                 ACRES           ACRES             ACRES
         --------                               -------           -----            ------
         Brevard                                  2,369             221             2,590
         Broward                                     78               5                83
         Dade                                     1,333             106             1,439
         Duval                                    1,360               5             1,365
         Flagler                                  3,461               1             3,462
         Indian River                                 5               -                 5
         Manatee                                     86               -                86
         Martin                                      68               2                70
         Okeechobee                                   -              14                14
         Orange                                     176               -               176
         Palm Beach                                   9              18                27
         Putnam                                       -              86                86
         St. Johns                                3,324              61             3,385
         St. Lucie                                  566              43               609
         Volusia                                  2,909             679             3,588
                                                 ------           -----            ------
                  TOTAL                          15,744           1,241            16,985
                                                 ======           =====            ======

TELECOMMUNICATIONS

EPIK leases approximately 30,000 sq. ft. of office space in Orlando, Florida where its corporate headquarters are located, and approximately 4,700 sq. ft. of office space in Miami, Florida for its Miami sales office. EPIK owns or leases 54 specialized telecommunications huts, totaling approximately 61,000 sq. ft., located on land owned by EPIK or held under long-term ground leases, to house telecommunications equipment along the Southeast footprint in Florida and Georgia. EPIK also leases or owns four "carrier hotel"-sized collocation facilities in Orlando, Florida, Tampa, Florida, Jacksonville, Florida and Atlanta, Georgia, with approximately 63,000 sq. ft. EPIK owns a warehouse in Fort Lauderdale, Florida, with approximately 20,000 sq. ft., used to store network materials and supplies.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a defendant and plaintiff in various lawsuits resulting from its operations. In the opinion of management, adequate provision has been made in the financial statements for the estimated liability, which may result from disposition of such matters. The Company maintains comprehensive liability insurance for bodily injury and property claims, but also maintains a significant self-insured retention for these exposures, particularly at the Railway.

The Company is subject to proceedings and consent decrees arising out of historic disposal of fuel and oil used in the transportation business. It is the Company's policy to accrue environmental cleanup costs when it is probable that a liability has been incurred and an amount can be reasonably estimated. As assessments and cleanups proceed, these accruals are reviewed and adjusted.

The Company is participating, together with several other potentially responsible parties (PRPs), in the remediation of a site in Jacksonville, Florida pursuant to an agreement with the United States Environmental Protection Agency (USEPA). The site previously accepted waste oil from many businesses. The Company has accrued its estimated share of the total estimated cleanup costs for the site. Based upon management's evaluation, the Company does not expect to incur additional amounts, even though the Company may have joint and several liability.

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

FECR is one of several PRPs alleged to have contributed to the environmental contamination at and near the Miami International Airport. The allegations are contained in a lawsuit filed by Miami-Dade County but not officially served on the Railway. The Company does not currently possess sufficient information to reasonably estimate the amount of remediation liability, if any, it may have in regard to this matter. While the ultimate results of the claim against FECR cannot be predicted with certainty, based on information presently available, management does not expect that resolution of this matter will have a material adverse effect on the Company's financial position, liquidity or results of operation.

The Company monitors a small number of sites leased to others, or acquired by the Company or its subsidiaries. Based on management's ongoing review and monitoring of the sites, and the ability to seek contribution or indemnification from the PRPs, the Company does not expect to incur material additional costs, if any.

EPIK owns a site in Jacksonville, Florida at which field investigation indicates some contamination of soil and groundwater by petroleum products. EPIK is vigorously pursuing relief against PRPs, including a large petroleum and gasoline service company. Based on the information currently available, the Company does not believe the costs of remediation, even if borne by the Company, will be material.

It is difficult to quantify future environmental costs as many issues relate to actions by third parties or changes in environmental regulations. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity or results of operations of the Company.

EPIK is involved as a creditor in several bankruptcy proceedings involving certain of its customers.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER
         MATTERS

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

The common stock of FECI is traded on the New York Stock Exchange with the symbols FLA (Class A common) and FLA.b (Class B common). As of March 15, 2002, there were 573 holders of record of the Company's Class A common stock and 1,123 holders of record of Class B common stock.

The following table shows the high and low sales prices and dividends per share by quarter for 2001 and 2000:

           COMMON STOCK PRICE                                                                            CASH
           ------------------                                                                          DIVIDENDS
                  2001                                     HIGH                    LOW                   PAID
                  ----                                     ----                    ---                 ---------
         Fourth Quarter
           Class A                                        $24.20                  $17.00                 $.025
           Class B                                        $22.60                  $17.25                 $.025
         Third Quarter
           Class A                                        $36.25                  $20.45                 $.025
           Class B                                        $35.30                  $20.55                 $.025
         Second Quarter
           Class A                                        $39.70                  $29.57                 $.025
           Class B                                        $37.40                  $28.40                 $.025
         First Quarter
           Class A                                        $40.07                  $31.30                 $.025
           Class B                                        $39.70                  $29.70                 $.025

                  2000

         Fourth Quarter
           Class A                                        $41.50                  $33.75                 $.025
           Class B                                        $40.63                  $33.25                 $.025
         Third Quarter                                    $44.94                  $37.13                 $.025
         Second Quarter                                   $49.94                  $37.50                 $.025
         First Quarter                                    $51.00                  $37.19                 $.025

The Company pays quarterly cash dividends on its outstanding shares of common stock. The determination of the amount of future cash dividends, if any, to be declared and paid by the Company will depend upon, among other things, the Company's financial condition, funds from operations, level of capital expenditures, future business prospects and other factors deemed relevant by the Board of Directors. The closing prices of the Company's Class A and Class B common stock were $29.05 and $27.09, respectively, as of March 15, 2002.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below with respect to the Company's consolidated statements of income for each of the five years in the period ended December 31, 2001, and with respect to the consolidated balance sheets for the same periods are derived from the consolidated financial statements. This selected financial data should be read in conjunction with Item
7. Management's Discussion of Financial Condition and Results of Operations, and Notes 1 and 4 to the Financial Statements and Supplementary Data (Item 8) included elsewhere herein.

                                                                                 YEARS ENDED DECEMBER 31,
                                                     -----------------------------------------------------------------------------
(dollars in thousands, except per share amounts)        2001             2000             1999             1998            1997
                                                     -----------     ------------     -------------      ---------      ----------
INCOME STATEMENT DATA:
Operating Revenues                                       298,843          276,276           323,887        246,812        249,762
Operating Expenses                                    *(397,157)      **(241,092)      ***(262,863)       (189,939)      (198,198)
                                                     -----------     ------------     -------------      ---------      ----------

Operating Profit (Loss)                                  (98,314)          35,184            61,024         56,873         51,564

Net Interest Income (Expense)                             (4,177)           2,834             4,366          3,961          4,738
Other Income                                               2,676            4,998            ***620          9,365          6,655

Income (Loss) before Income Taxes                        (99,815)          43,016            66,010         70,199         62,957
Provision for Income Taxes                                38,429          (17,258)          (25,231)       (26,578)       (22,822)
                                                     -----------     ------------     -------------      ---------      ----------

Net Income (Loss)                                        (61,386)          25,758            40,779         43,621         40,135
                                                     ===========     ============     =============      =========      ==========

Earnings (Loss) Per Share-Basic                      $     (1.69)    $       0.71     $        1.12      $    1.20      $    1.11
Earnings (Loss) Per Share-Diluted                    $     (1.69)    $       0.70     $        1.12      $    1.20      $    1.11

Weighted-Average Shares-Basic                             36,397           36,365            36,302         36,286         36,286
                                                     ===========     ============     =============      =========      ==========

Weighted-Average Shares-Diluted                           36,397           36,706            36,509         36,299         36,286
                                                     ===========     ============     =============      =========      ==========

Cash Dividends Declared on Common Stock                    3,652            3,643             3,636          3,627          3,624
                                                     ===========     ============     =============      =========      ==========

Cash Dividends Declared Per Share on Common Stock    $      0.10     $       0.10     $        0.10      $    0.10      $    0.10
                                                     ===========     ============     =============      =========      ==========

                                                                                         YEARS ENDED DECEMBER 31,
(dollars in thousands)                                               2001           2000          1999         1998         1997
                                                                  ---------      ---------      -------      -------      -------
BALANCE SHEET DATA:
Total Assets                                                      1,200,670      1,111,538      910,878      871,541      825,490
Cash and Investments                                                 14,089         32,690      102,552       85,423      103,144
Properties Less Accumulated Depreciation                          1,064,899        989,283      742,176      720,891      663,672
Long-Term Debt                                                      282,784         88,000           --           --           --
Shareholders' Equity                                                684,169        748,104      724,441      686,831      648,875

* Restructuring and other costs and asset impairment charges of $110,209 are included in operating expenses for the year ended December 31, 2001.

** Restructuring and other costs of $5,282 are included in operating expenses for the year ended December 31, 2000.

*** Special charges of $7,487 and $762 are included in operating expenses and other income, respectively, for the year ended December 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis should be read in conjunction with Item 8. Financial Statements, Item 1. Business, and Item 2. Properties, included elsewhere herein. The following discussion contains forward-looking statements (see cautionary statement at the front of this Report). The Company's actual results may differ significantly from those projected in the forward-looking statements.

GENERAL OVERVIEW

FECI is a holding company engaged, through four wholly owned subsidiaries, in the rail, trucking, real estate and telecommunications businesses.

Except for certain of the Company's trucking and telecommunications assets and operations, the Company's assets and operations are located in the state of Florida. Consequently, the Company's performance is significantly affected by the general health of the Florida economy, while more broadly affected by the national economy.

The Company generates rail operating revenues primarily from the movement of freight in both conventional freight cars and intermodal shipments of containers and trailers on flatcars over its rail lines. Freight revenues are recorded as freight moves from origin to destination. Modest non-freight operating revenues are derived from demurrage and detention (equipment per diem paid by customers), switching, weighing, special train and other transportation services. The Company has one railroad customer that accounted for approximately 19 percent, 18 percent and 17 percent of railroad's operating revenues in 2001, 2000 and 1999, respectively. The Company does not believe that this customer will cease to be a rail shipper, or will significantly decrease its freight volume in the near future.

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

The Company's real estate operations are cyclical and are affected by local demographic and general economic trends and the supply and rate of absorption of new construction. Although the Company's real estate business has a large portfolio of income-producing properties that are expected to provide reasonably stable operating results, the Company's real estate earnings may be significantly affected from period to period by the nature and timing of sales of developed property and other real estate assets.

Real estate operating revenues are generated from (i) rental agreements on its commercial and industrial portfolio of buildings, as well as rents on its land holdings, (ii) sales of land and/or buildings and (iii) development services provided to customers.

Real estate operating expenses include costs of managing its commercial and industrial properties and costs associated with land and building sales. The Company incurs property management expenses, such as building maintenance, leasing costs and property taxes, beginning when buildings are completed and placed in the Company's inventory of leasable properties. The Company sells certain real estate holdings when the return on such sales is considered advantageous, causing fluctuations in costs of real estate sales based on the volume and timing of such dispositions.

Passive telecommunications revenues are generated from leases of railroad right-of-way to other telecommunications companies for the installation of fiber optic and other facilities. EPIK's telecommunications revenues are generated from a variety of product offerings, including leasing of bandwidth capacity on the lit network, long-term contracts for collocation space and dark fiber along the Southeast regional footprint, as well as metro fiber rings being developed/completed in ten major Florida/Georgia metropolitan cities (Atlanta, Jacksonville, Orlando, Tampa, Miami, Daytona, Fort Lauderdale, Fort Myers, St. Augustine and Melbourne). Bandwidth capacity, collocation and dark fiber revenues are recognized ratably over the term of the contract.

EPIK's telecommunications expenses are primarily related to customer service, network operations and sales and marketing activities. These expenses include salaries and wages, employee benefits, professional services and purchased services. Also, included in telecommunications expenses is depreciation related to the completed Southeast network and operational infrastructure (i.e., buildings, furniture, etc.)

RESULTS OF OPERATIONS FOR 2001 COMPARED TO 2000 AND 2000 COMPARED TO 1999

Discussions are based on segment information - see Note 8 included in Item 8 of this Report.

RAILWAY

During 2001 and 2000, FECR's management team continued its focus on improving profitability. Important investments, in both operational and human capital, were made during these periods to enhance customer service and safety while controlling costs. During the 2001 and 2000 period, FECR recruited and deployed more sales and marketing personnel to focus on identifying new customers, improve revenues from existing customers and serve customers better. Recent successes include significant new business in shipments of foodstuff commodities, the introduction of an Atlanta-based intermodal service - the "Hurricane Train", a program in South Florida where FECR competes directly with barge companies on northbound container traffic. Also, FECR generated record levels of aggregate revenues during 2001 and 2000. Over the last two years, the Company invested $64 million of capital in equipment, improved physical plant and new technologies at FECR.

The outlook for 2002 is for modest growth in revenue, assuming an economic recovery in the second half. Revenue growth is expected primarily from FECR's continued efforts to grow its intermodal business, continued increases in food and kindred traffic, and new business relationships the FECR is working to develop. Capital spending is expected to range between $30 and $35 million in 2002.

REVENUES - 2001 VERSUS 2000

Railway segment's operating revenues were down $4.1 million at $160.7 million for 2001 versus $164.8 million for 2000. Most of this decrease resulted from decreased ($2.0 million) accessorial charges (switching, demurrage, detention, flips, etc.) as customers utilized FECR's equipment or other accessorial services more efficiently. Freight revenues were $157.2 million for 2001 compared with $157.7 million for 2000. Revenues from automobiles increased $0.5 million as manufacturers replenished dealer stocks depleted by favorable incentives and financing programs. Revenues from foodstuffs increased $0.6 million due to significant new business from Tropicana Products, Inc. Revenues from various commodities increased by $1.0 million, most notably in the metals and ore commodities, as increased loads of northbound scrap metals moved to "mini-mills," as well as other increased traffic from metals and ore customers. Offsetting these increases were decreases in aggregate revenues of $0.8 million because loads fell 4.9 percent to 106,473, close to 2000's record levels of 111,921 loads, as private construction and public projects continued to take place during 2001, but did not return to demand levels seen in 2000. Also, intermodal revenues decreased $0.9 million for the year as the overall economy slowed. However, FECR originated and interlined intermodal loads, and revenues increased (4,082 units and $0.4 million, respectively) primarily the result of greater marketing efforts by the Company.

EXPENSES - 2001 VERSUS 2000

Operating expenses decreased $1.7 million to $119.5 million compared with $121.2 million in 2000. Primary contributors to the decrease are: fuel cost decrease of $0.9 million as fuel prices dropped in 2001 and overall consumption improved (2.0 percent on gallons used); car hire net cost decrease of $0.7 million as continued emphasis on car utilization improved FECR's net position; repairs billed to/by others net decrease of $1.6 million attributable to the improved condition of the equipment fleet, and improved systems and processes for identifying contractually recoverable costs of outside party arrangements; and a decrease of $1.6 million in general and administrative costs as overall information technology and administrative costs have been reduced. Partially offsetting these decreased expenses were increases in depreciation ($1.6 million), reflecting recent years' capital programs and increased compensation costs as FECR added personnel to improve sales and marketing efforts and other operational opportunities.

REVENUES - 2000 VERSUS 1999

FECR's operating revenues were comparable at $164.8 million for 2000 versus $164.9 million for 1999. While aggregate loadings remained strong at 111,921 loads, an increase of 1,666 units over 1999 results, decreased intermodal traffic offset the aggregate revenue gains. Intermodal traffic continues to be adversely affected by operational difficulties of connecting carriers and a general softening of the economy, especially during the second half of 2000. Aggregate loadings reflected a strong Florida economy where private construction and public projects (e.g., highways, etc.) continued to demand aggregate products. All other traffic types were comparable year-over-year. Miscellaneous freight charges, which include switching, demurrage, detention and rents for operating properties/facilities, increased $0.9 million due to increased focus on provisioning and billing these value added services for FECR's customers.

EXPENSES - 2000 VERSUS 1999

Excluding a 62.3 percent fuel price increase ($5.0 million) and the 1999 special charges ($5.5 million), FECR's operating expenses decreased by $8.7 million or
7.0 percent over 1999. Decreases in expenses included labor and benefits ($2.3 million), car hire ($1.2 million), casualty and insurance ($2.2 million), fuel efficiency ($1.0 million), and other costs, primarily derailment expenses ($0.9 million). Labor and benefits decreased as operational and headquarters' efficiencies allowed the number of employees to decrease by 6.0 percent. An increased focus on car utilization and velocity decreased car hire net costs by $1.2 million. Network operations were improved to allow significant improvement in total transit time for foreign equipment on FECR's rail line. Results for casualty and insurance expenses for 1999 included a $2.7 million settlement for a prior year's incident. During 2000, FECR effectively administered an improved shutdown policy, which helped to increase fuel efficiency by $1.0 million. FECR experienced a reduced number of derailments during 2000, which reduced costs by $0.8 million, the largest decrease in a number of decreases for other costs. Railway segment's operating ratio improved to 73.5 percent compared to 75.7 percent in 1999 (excluding special charges). On a fuel neutral basis, the operating ratio would have been 70.5 percent for 2000.

TRUCKING

While impacted by difficult industry conditions, FLX achieved important organizational and operational milestones during 2001 and 2000, including relocation of its Company's headquarters, implementation of new systems, integration of intermodal sales and marketing efforts with FECR such as the Atlanta "Hurricane Train," and establishing strategic new carrier relationships to grow the business. These efforts required additional transition and implementation costs. While the Company expects the difficulties in the trucking industry to continue in the near term, FLX plans to increase services offered in conjunction with the Railway so as to be well positioned when the economy turns around.

REVENUES - 2001 VERSUS 2000

FLX's revenues from trucking operations for 2001 were $36.2 million compared to $31.6 million for the same period in 2000. While revenues increased by $4.6 million or 14.6 percent primarily as a result of the Company's new agency relationships in 2001, the continued slowdown in U.S. economic growth has adversely affected the trucking industry and FLX during 2001, resulting in downward pressure on prices and a more competitive market for loadings. Additionally, FLX has seen weakness in "sub-haul traffic" from other truck carriers, an important product offering in FLX's business plan. Traffic interchanged with FECR decreased 1.5 percent compared to 2000, although increased marketing efforts by FLX and FECR largely overcame the effect on interchange levels of declines in industry-wide traffic resulting from the slower economy in 2001.

EXPENSES - 2001 VERSUS 2000

Expenses for 2001 increased to $42.5 million from $39.8 million in 2000. Expenses in 2000 included a number of costs and restructuring charges, approximately $5.3 million pre-tax, associated with the relocation of the Company's headquarters from Cincinnati, Ohio to Jacksonville, Florida, as well as force reductions and severance payments, and the addition of new facilities and staff at the new headquarters. The 2000 costs and charges also included the restructuring of the existing terminal network, the opening of an additional terminal in Charlotte, North Carolina, and a charge for the impairment of goodwill associated with the original acquisition and operations.

Increases in 2001's expenses include increased agency related costs (included in purchased services operating expenses), line-haul costs, and bad debt provisions. Expenses in 2001 also included costs associated with its organizational and operational changes, including additional severance costs and system conversion costs. The Company had an operating loss of $6.3 million in 2001 compared to $8.2 million in 2000.

REVENUES - 2000 VERSUS 1999

The Company's trucking subsidiary's operating revenues increased to $31.6 million in 2000 from $29.0 million in 1999. This increase reflects improved sales efforts resulting in additional customer accounts. For the year, traffic interchanged with FECR improved by 14 percent.

EXPENSES - 2000 VERSUS 1999

Trucking expenses increased $9.5 million to $39.8 million at December 31, 2000. Increased expenses reflected a number of costs and restructuring charges, including expenses associated with relocation of the Company's headquarters from Cincinnati, Ohio to Jacksonville, Florida, as well as force reductions and severance payments, and the addition of new facilities and staff at the new headquarters. The costs and charges also included the restructuring of the existing network, the opening of an additional terminal in Charlotte, North Carolina, and a charge for the impairment of goodwill associated with the original acquisition and operations of FLX. The total amount of the pre-tax charges is $5.3 million.

Excluding the costs and restructuring charges, operating expenses were $34.5 million compared with $30.2 million for the same period last year. This increase in expenses primarily relates to insurance and casualty costs ($0.7 million), increased fuel costs ($0.6 million), and transition costs for the new management team ($0.3 million), as well as higher line-haul costs associated with increased revenues (driver costs $0.1 million), drayage costs ($0.9 million), brokerage costs ($0.4 million), equipment lease expense ($0.5 million), and ($0.7 million) increase in rail interchange costs.

REAL ESTATE

During 2001, Flagler saw its portfolio of income-producing projects grow to 54 owned buildings, and four buildings held in joint ventures. These important investments led to record levels of rental revenues at Flagler in 2001. During 2001, Flagler addressed the softness in the real estate market by reducing its scheduled capital expenditures program by $38 million. Flagler focused on build-to-suit projects rather than new, speculative buildings which assisted Flagler in maintaining property occupancy rates. Because of Flagler's deliberate deferral of programmed 2001 and 2000 capital expenditures, revenue growth is expected to moderate in the near term. Flagler's land holdings with entitlements for construction of 13.6 million sq. ft. of new buildings, offers opportunities for further investment when market demand returns to higher levels. In 2002, the Company expects to reaccelerate Flagler's investment program if market demand increases. The Company intends to continue its program to realize the value of its extensive land holdings at Flagler and the Railway by developing or monetizing them.

Flagler's future rate of growth, profitability, capital investment, and sales of land depends, in part, on the extent of future demand in Florida's commercial real estate markets, which is subject to uncertainty.

REVENUES - 2001 VERSUS 2000

Combined revenues from Flagler and other realty operations were $89.2 million for 2001 compared to $75.0 million for 2000. The increase over prior year is associated with increased rental revenues and real estate sales in 2001. Combined real estate sales generated revenues of $22.5 million in 2001, an increase of $5.0 million over 2000 real estate sales of $17.5 million. Flagler continued to focus on strategic dispositions of surplus land holdings during 2001, resulting in increased revenues. Flagler's rental and services operations generated $63.0 million in 2001 rental revenues compared to $54.2 million in 2000. Included in Flagler's 2001 rental and services revenues were a $1.5 million lease termination fee, and a $0.8 million development fee. Other rental revenues increased $0.4 million or 12.7 percent to $3.7 million in 2001.

At year-end 2001, Flagler held 54 operating buildings, with 6.0 million rentable sq. ft., which were 92.0 percent occupied at year-end 2001. Flagler's "same store" properties, including 49 buildings, with 5.1 million rentable sq. ft., were 94.0 percent occupied at December 31, 2001 compared to 93.0 percent occupied at December 31, 2000.

"Same store" rental revenues increased by $3.1 million or 5.9 percent to $53.9 in 2001 compared to $50.8 million in 2000.

During 2001, a Flagler owned build-to-suit property, representing 101,000 sq. ft. and placed in service in 2000, generated 2001 rental revenues of $1.2 million. In the second quarter of 2001, a 300,000 sq. ft. build-to-suit facility was completed and placed in service, which generated rental revenues of $1.0 million. Three additional properties, totaling 408,000 sq. ft. of rental space, received certificates of occupancy during 2000 and are currently in the lease-up phase of operations. Together, these properties generated 2001 rental revenues of $3.8 million. Additionally, Flagler completed development of a 200,000 sq. ft. build-to-suit for sale, generating development services revenue of $0.8 million in 2001.

At the end of 2001, Flagler had 10 projects, representing 1.2 million sq. ft., in various stages of development (approximately 559,978 sq. ft. in lease-up, 97,000 sq. ft. in construction, and 590,550 sq. ft. in pre-development).

The Company utilizes a supplemental performance indicator, in addition to operating profit, to measure operating results from its real estate operations. This measure is earnings before interest expense, income taxes, depreciation and amortization (EBITDA). EBITDA is not a measure of operating results or cash flows from operating activities as defined by generally accepted accounting principles, nor is it necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to cash flows as a measure of liquidity. However, the Company believes EBITDA provides relevant information about its real estate operations and, along with operating profit, in understanding its real estate operating results.

EBITDA generated by the realty segment totaled $48.0 million for 2001 compared to $39.8 million in the prior year. The increase relates to Flagler's 2001 leasing activity, and real estate sales and earnings from equity partnerships. EBITDA from Flagler's operating rents increased $5.7 million or 15.8 percent to $42.0 million in 2001 compared to $36.3 million in 2000. EBITDA from Flagler's real estate sales increased $3.3 million or 42.4 percent to $11.1 million in 2001 from $7.8 million in 2000. Flagler's 2001 real estate sales included the strategic disposition of certain land holdings, as well as an operating property. Offsetting these gains, other realty EBITDA decreased to $2.2 million in 2001 compared to $4.7 million in 2000, primarily the result of rent expense for certain South Florida property acquired through lease in late 2000. Flagler's development services generated $0.8 million of EBITDA during 2001.

Flagler's EBITDA from rental operations, net of overheads, increased $7.3 million or 26.7 percent to $34.7 million in 2001 compared to $27.4 million in 2000. EBITDA (loss) related to rail realty rental operations was ($0.1) million in 2001, a decrease of $3.0 million compared to 2000's rail realty rental EBITDA of $2.9 million, primarily the result of the rent expense mentioned above.

"Same store" rental EBITDA increased 8.0 percent to $37.1 million in 2001 compared to $34.4 million in 2000. New properties completed in 2000 and 2001 (including properties currently in the lease-up phase) contributed $4.6 million to 2001's EBITDA compared to $1.4 million in 2000. Properties disposed of in 2001 generated rental EBITDA of $0.2 million, consistent with 2000.

EXPENSES - 2001 VERSUS 2000

Realty segment rental and sales operating expenses (including depreciation and amortization) increased $9.3 million or 17.2 percent to $63.3 million in 2001 compared to $54.0 million in 2000. Increases in operating expenses were primarily depreciation costs ($3.5 million) as new product (primarily buildings) delivered in 2000 and 2001 came on line. Directly related to this delivery of new product were increased "recoverable expenses" of $1.4 million. Selling, general and administrative non-recoverable expenses increased $3.8 million, reflecting increased other realty expenses associated with increased rent expense on property leased in South Florida commencing in 2000. Also, Flagler's corporate staff and related costs increased as additional functions were transitioned from The St. Joe Company, which entails some partially temporary increases in expenses. Realty sales expenses increased $1.3 million, reflecting the increased sales activity during 2001.

REVENUES - 2000 VERSUS 1999

Realty rental and sales revenues from both Flagler and other realty operations was $75.0 million for 2000 compared to $129.6 million for 1999. The decrease from the prior year is primarily associated with real estate sales in 1999 that generated $78.4 million in revenue, and included the disposal of three business parks with 1.5 million sq. ft. of land and several undeveloped land parcels. Sales of several undeveloped land parcels generated

$17.5 million in revenues in 2000. The decrease in revenues associated with real estate sales was somewhat offset by increases in rental revenues. Flagler's rental operations generated $54.2 million in 2000 rental revenues compared to $48.2 million in 1999. Other rental revenues increased to $3.3 million in 2000 compared to $3.0 million in 1999.

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

Four 100 percent owned Flagler operating properties, with 511,000 sq. ft. placed in service during 1999, were 89.0 percent occupied at year-end 2000. One 101,000 sq. ft. build-to-suit facility was placed in service during May 2000. Three additional properties, with 408,000 sq. ft., received certificates of occupancy during 2000 and are currently in lease-up period. Together, these properties generated $9.4 million in revenues during 2000, an increase of $7.6 million over 1999's revenues of $1.8 million. Operating properties that were sold during 1999 generated $3.5 million in revenues, with no corresponding revenues in 2000.

At the end of fourth quarter 2000, Flagler had 12 projects, with 1.8 million sq. ft., in various stages of development (408,000 sq. ft. in lease-up period; 532,000 sq. ft. under construction; 883,000 sq. ft. in pre-development).

EBITDA generated by the realty segment totaled $39.8 million for 2000 compared to $50.6 million in the prior year. The decrease is related to real estate sales. Flagler's real estate sales generated EBITDA of $7.8 million in 2000 compared to $21.0 million in the prior year. Flagler's 1999 sales EBITDA included the disposition of three business parks, including 1.5 million sq. ft., and several undeveloped land parcels. Flagler's 2000 sales included the disposition of ancillary land holdings only, with no operating properties sold during the year. Other realty land sales generated $1.8 million EBITDA in 2000 and $0.8 million in 1999.

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

EXPENSES - 2000 VERSUS 1999

Realty rental and sales operating expenses (after depreciation and amortization) for both Flagler and other realty decreased from $94.8 million in 1999 to $54.0 million in 2000. The decrease is associated with fewer real estate sales in 2000. As previously discussed, sales in 1999 included the disposal of three business parks, with 1.5 million sq. ft. of operating properties, as well as several undeveloped land parcels. Sales for 2000 included undeveloped land parcels only, with no operating properties disposed of during the year. Sales expenses totaled $7.9 million for 2000 compared to $56.7 million in 1999.

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

TELECOMMUNICATIONS

The telecommunications segment felt the general economic slowdown in 2001, and also experienced lower than expected demand growth and financial stress among industry participants, particularly freestanding independent telecommunications companies, including certain of EPIK's customers. These factors create uncertainties that continue to affect the telecommunications industry worldwide.

EPIK completed a state-of-the-art 1,850-mile lit network from Atlanta to Miami and throughout Florida in late 2001. The long-haul network includes extensions through metro rings in 10 locations with concentrations in five of the largest cities in the region, and through "express rings" to the five international cable landings in South Florida which service growing communication traffic between North and South America.

Reacting to the difficult telecommunications economic climate, the Company announced on November 14, 2001, a restructuring plan to reduce ongoing operating expenses and capital requirements at EPIK. The plan, currently in place, focused EPIK on growing revenues from its existing lit Southeast network while curtailing other initiatives. As a result, expected future cash operating expenses and capital requirements were substantially reduced. For 2002, EPIK is expected to show operating expenses of $41 to $45 million before depreciation and amortization, the amount to depend in part on the extent of revenue growth. Capital spending of $5 to $8 million is expected for discharge of previously contracted obligations and for network maintenance, with additional capital spending planned to be undertaken only as justified by new revenue-generating customer contracts.

Although the Company is seeking to develop additional revenues at EPIK in 2002, FECI estimates that without revenue growth beyond currently contracted backlog in 2002, EPIK would operate within $5 to $8 million of a breakeven net cash flow requirement (EBITDA after capital spending and income taxes). This result incorporates the expected income tax benefit of the Company's consolidation of EPIK's losses. Additional revenue in 2002 would entail additional capital investment, and a consequent increased net cash requirement in 2002.

In the fourth quarter of 2001, the Company recorded cash restructuring charges of $12.1 million before taxes. Also, the Company completed its previously announced review of the carrying value of EPIK's assets and recorded non-cash write-downs of $98.1 million before taxes for assets not required to operate the lit Southeast network.

REVENUES - 2001 VERSUS 2000

EPIK's revenues for 2001 were $11.5 million, up from $3.4 million in 2000. EPIK's revenues are primarily for lit services associated with its completed Southeast network. During the year, primarily the second half, certain of EPIK's customers experienced significant financial distress, including bankruptcies, and, accordingly, revenue growth was less than previously anticipated. Also, for this reason, EPIK's revenue backlog decreased to $101.9 million at December 31, 2001 from $184.8 million in 2000. From the backlog, EPIK is scheduled to recognize revenues of $14.7 million in the year 2002, $2.4 million of which is considered at credit risk. The foregoing factors and others, including telecommunications industry instability, create uncertainties in respect of EPIK's future revenues, profits and cash flows.

Revenues of $6.7 million from railway right-of-way leases for third party fiber and conduit were similar to 2000 levels.

EXPENSES - 2001 VERSUS 2000

EPIK's operating expenses increased to $169.6 million for 2001 compared to $24.4 million for 2000. Of this $145.2 million increase, $110.2 million was related to restructuring and asset impairment charges recorded in the fourth quarter of 2001. $12.1 million was cash restructuring charges related to termination benefits for employees (approximately 105) and expected costs of terminating redundant collocation and commercial realty leases. The remaining $98.1 million of the $110.2 million charge relates to asset impairment reserves recorded for dark fiber/collocation assets and excess materials (see Note 4 of Item 8 of this Report). Operating expenses, excluding the restructuring and asset impairment charges, increased $35.0 million, reflecting the progressive completion of EPIK's operational network in 2001. Cost of service increased to $29.1 million in 2001 from $2.4 million in 2000. Selling, general and administrative costs increased to $30.3 million in 2001 from $22.0 million in 2000.

REVENUES - 2000 VERSUS 1999

EPIK's revenues were $3.4 million for 2000. Fourth quarter revenues were $2.4 million as significant new segments of the Southeast regional footprint became operational. EPIK's revenue backlog increased over 450 percent in 2000 to over $180.0 million, with 70.0 percent of the backlog from collocation and the remainder from dark fiber, capacity and IP services.

Revenues from passive fiber and conduit right-of-way leases increased $1.7 million to $7.0 million in 2000. This increase results from favorable leasing activities with major telecommunications companies, and a $0.8 million settlement of a dispute with a telecommunications company over amounts due for installations on FECR's property.

EXPENSES - 2000 VERSUS 1999

Costs of service expenses were $2.4 million for 2000, an increase of $2.4 million and 100 percent. During 2000, EPIK commenced certain network operations accounting for the increase in this expense category. EPIK's selling, general and administrative expenses increased to $22.0 million in 2000 from $3.3 million in 1999 and were reflective of start-up costs, primarily wages, benefits, professional services and sales and marketing expenses, necessary to execute its business plan for the development of the Southeast regional footprint.

CORPORATE GENERAL & ADMINISTRATIVE

Corporate general and administrative costs for 2001 were generally comparable with 2000. Corporate general and administrative expenses decreased $1.9 million in 2000 due primarily to $2.5 million of spin-off (legal and consulting) costs incurred and reflected in the 1999 results which did not recur in 2000.

NET INTEREST INCOME (EXPENSE)

Net interest expense increased $7.0 million in 2001 over 2000, and is expected to increase further in 2002, reflecting increased borrowings, reduced interest income from investments and, in 2002, reduced capitalization of interest due to completion of the telecommunications network. Net interest income decreased $1.5 million from 1999 to 2000, primarily reflecting a decrease in cash equivalents and investments.

OTHER INCOME

Other income decreased $2.3 million to $2.7 million in 2001 versus 2000 primarily because of a $2.4 million TTX special dividend received in 2000 which did not recur in 2001. FECR owns one percent of TTX, a provider of intermodal equipment. Dividends from TTX have historically been infrequent. Other income increased $4.4 million to $5.0 million in 2000 versus 1999 due to the $2.4 million TTX dividend of 2000.

INCOME TAX

Income tax expenses represent an effective rate of 38.5 percent in 2001 compared to an effective rate of 40.1 percent in 2000. The higher rate in 2000 was due primarily to non-deductibility of FLX's goodwill write-off. Income tax expenses represented an effective rate of 38.2 percent in 1999.

NET INCOME

As a result of the foregoing factors, the net loss was $61.4 million or ($1.69) per diluted share for 2001 compared to net income of $25.8 million or $0.70 per diluted share in 2000, and net income of $40.8 million or $1.12 per diluted share in 1999.

                          SUMMARY OF OPERATING RESULTS
                                  2001 VS. 2000
                             (dollars in thousands)

INFORMATION BY INDUSTRY SEGMENT

OPERATING REVENUES                                                                    2001               2000             $ Change
------------------                                                                  -------            -------            --------
Railway (a)                                                                         160,720            164,844             (4,124)
Trucking                                                                             36,224             31,601              4,623
Realty:
  Flagler Realty Rental and Services (b)                                             63,034             54,196              8,838
  Flagler Realty Sales                                                               20,233             15,692              4,541
  Other Rental                                                                        3,665              3,253                412
  Other Sales                                                                         2,303              1,815                488
                                                                                    -------            -------            -------
Total Realty                                                                         89,235             74,956             14,279
Telecommunications:
  EPIK Communications                                                                11,504              3,393              8,111
  Right-of-way Leases                                                                 6,666              6,984               (318)
                                                                                    -------            -------            -------
Total Telecommunications                                                             18,170             10,377              7,793
Total Revenues (segment)                                                            304,349            281,778             22,571
  Intersegment Revenues                                                              (5,506)            (5,502)                (4)
                                                                                    -------            -------            -------
Total Revenues (consolidated)                                                       298,843            276,276             22,567

OPERATING EXPENSES
------------------
Railway (c)                                                                         119,530            121,181             (1,651)
Trucking (d)                                                                         42,483            *39,752              2,731
Realty:
  Flagler Realty Rental and Services                                                 50,316             45,632              4,684
  Flagler Realty Sales                                                                9,177              7,930              1,247
  Other Rental                                                                        3,775                437              3,338
                                                                                    -------            -------            -------
Total Realty                                                                         63,268             53,999              9,269
Telecommunications:
  EPIK Communications                                                             **169,640             24,426            145,214
  Right-of-way Leases                                                                   152                191                (39)
                                                                                    -------            -------            -------
Total Telecommunications                                                            169,792             24,617            145,175
Corporate General & Administrative (e)                                                7,590              7,045                545
                                                                                    -------            -------            -------
Total Expenses (segment)                                                            402,663            246,594            156,069
  Intersegment Expenses                                                              (5,506)            (5,502)                (4)
                                                                                    -------            -------            -------
Total Expenses (consolidated)                                                       397,157            241,092            156,065

OPERATING PROFIT (LOSS)                                                              2001               2000             $ Change
-----------------------                                                            --------           --------           --------
Railway                                                                              41,190             43,663             (2,473)

Trucking                                                                             (6,259)            (8,151)             1,892

Realty                                                                               25,967             20,957              5,010
Telecommunications                                                                 (151,622)           (14,240)          (137,382)

Corporate General & Administrative                                                   (7,590)            (7,045)              (545)
                                                                                   --------           --------           --------
Segment & Consolidated Operating Profit (Loss)                                      (98,314)            35,184           (133,498)


Net Interest Income (Expense)                                                        (4,177)             2,834             (7,011)

Other Income                                                                          2,676              4,998             (2,322)
                                                                                   --------           --------           --------

Income (Loss) before Taxes                                                          (99,815)            43,016           (142,831)

Provision for income taxes                                                           38,429            (17,258)            55,687
                                                                                   --------           --------           --------

Net Income (Loss)                                                                   (61,386)            25,758            (87,144)
                                                                                   ========           ========           ========

EBITDA BY INDUSTRY SEGMENT (f)

                                                                                      2001               2000            $ Change
                                                                                    -------            -------           --------
RAILROAD EBITDA                                                                      57,570             58,529               (959)
                                                                                    =======            =======           ========

REALTY EBITDA:
EBITDA from Flagler operating properties rents                                       42,014             36,279              5,735
EBITDA from real estate services                                                        768                 --                768
EBITDA (loss) from Flagler land rents/holding costs                                  (2,718)            (3,092)               374
Equity pickups on partnership rents                                                     948                 78                870
Less: unallocated corporate overhead                                                 (6,338)            (5,895)              (443)
                                                                                   --------            -------           --------
EBITDA from Flagler rental properties, net of overheads                              34,674             27,370              7,304
EBITDA from Flagler real estate sales, net of overheads                              11,056              7,762              3,294
                                                                                   --------            -------           --------

Total EBITDA - Flagler                                                               45,730             35,132             10,598
                                                                                   ========            ========          ========

EBITDA (loss) from other rental                                                         (68)             2,857             (2,925)
EBITDA from other real estate sales                                                   2,303              1,815                488

Total EBITDA - real estate segment                                                   47,965             39,804              8,161
                                                                                   ========            =======           ========

TELECOM EBITDA:
EBITDA-EPIK only                                                                   (146,531)           (18,649)          (127,882)
EBITDA-EPIK only, excluding restructuring
     and asset impairment                                                           (36,322)           (18,649)           (17,673)
EBITDA-Telecommunications                                                           (29,656)           (11,665)           (17,991)

*        Includes FLX's restructuring and other costs of $5,282.

**       Includes EPIK's restructuring costs and asset impairments of $110,209.

                          SUMMARY OF OPERATING EXPENSES
                                  2001 VS. 2000
                             (dollars in thousands)

RAIL OPERATING EXPENSES                                                              2001               2000             $ Change
-----------------------                                                            --------            -------           --------
  Compensation & Benefits                                                            47,952             47,197                755
  Fuel                                                                               12,913             13,851               (938)
  Equipment Rents (net)                                                               1,733              1,488                245
  Car Hire (net)                                                                     (1,108)              (359)              (749)
  Depreciation                                                                       16,380             14,825              1,555
  Purchased Services                                                                  9,236              8,616                620
  Repairs Billed to/by Others (net)                                                  (4,527)            (2,961)            (1,566)
  Load/Unload                                                                         7,473              7,392                 81
  Casualty & Insurance                                                                3,767              3,523                244
  Property Taxes                                                                      4,432              4,500                (68)
  Materials                                                                           9,124              9,443               (319)
  General & Administrative                                                            9,381             10,932             (1,551)
  Other                                                                               2,774              2,734                 40
                                                                                   --------            -------            -------
Total Operating Expenses-Rail Segment                                               119,530            121,181             (1,651)
                                                                                   ========            =======            =======

TRUCKING OPERATING EXPENSES
---------------------------
  Compensation & Benefits                                                             2,156              3,487             (1,331)
  Fuel                                                                                1,117              1,659               (542)
  Equipment Rents (net)                                                               1,880              2,875               (995)
  Depreciation                                                                          147                 41                106
  Purchased Services                                                                 21,068             12,161              8,907
  Repairs Billed to/by Others (net)                                                     896                808                 88
  Casualty & Insurance                                                                1,650              2,611               (961)
  Property Taxes                                                                        157                242                (85)
  General & Administrative                                                            7,469              9,751             (2,282)
  Other                                                                                 667                759                (92)
  Intersegment Expenses                                                               5,276              5,358                (82)
                                                                                   --------            -------            -------
Total Operating Expenses-Trucking Segment                                            42,483             39,752**            2,731
                                                                                   ========            =======            =======

REALTY OPERATING EXPENSES
-------------------------
  Real Estate Taxes-Developed                                                         6,093              5,775                318
  Repairs & Maintenance-Recoverable                                                   1,794              1,504                290
  Services, Utilities, Management Costs                                               9,965              9,144                821
                                                                                   --------            -------            -------
    Subtotal-Expenses subject to recovery                                            17,852             16,423              1,429

  Realty Sales Expense                                                                9,177              7,930              1,247
  Real Estate Taxes-Undeveloped Land                                                  2,919              3,265               (346)
  Repairs & Maintenance-Non-recoverable                                                 878              1,262               (384)
  Depreciation & Amortization                                                        21,996             18,461              3,535
  SG&A-Non-recoverable                                                               10,446              6,658              3,788
                                                                                   --------            -------            -------
    Subtotal-Non-recoverable Expenses                                                45,416             37,576              7,840
                                                                                   --------            -------            -------
Total Operating Expenses-Realty Segment                                              63,268             53,999              9,269
                                                                                   ========            =======            =======

TOTAL OPERATING EXPENSES-TELECOM SEGMENT                                           *169,792             24,617            145,175
                                                                                   ========            =======            =======

CORPORATE GENERAL & ADMINISTRATIVE                                                    7,590              7,045                545
                                                                                   --------            -------            -------
TOTAL SEGMENT OPERATING EXPENSES                                                    402,663            246,594            156,069
                                                                                   ========            =======            =======

*-Includes EPIK's restructuring costs and asset impairments of $110,209. **Includes FLX's restructuring and other costs of $5,282.
(Prior years results have been reclassified to conform to current year's presentation.)

(a) Included intersegment revenues of $5,276 and $5,358 for the year ended December 31, 2001 and 2000, respectively.

(b) Included intersegment revenues of $230 and $144 for the year ended December 31, 2001 and 2000, respectively.

(c) Included intersegment expenses of $150 and $69 for the year ended December 31, 2001 and 2000, respectively.

(d) Included intersegment expenses of $5,276 and $5,358 for the year ended December 31, 2001 and 2000, respectively.

(e) Included intersegment expenses of $80 and $75 for the year ended December 31, 2001 and 2000, respectively.

(f) EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization.

                          SUMMARY OF OPERATING RESULTS
                                  2000 VS. 1999
                             (dollars in thousands)

INFORMATION BY INDUSTRY SEGMENT

OPERATING REVENUES                                                                   2000               1999             $ Change
------------------                                                                 --------           --------           --------
 Railway (a)                                                                        164,844            164,899                (55)
 Trucking                                                                            31,601             29,011              2,590
 Realty:
    Flagler Realty Rental (b)                                                        54,196             48,179              6,017
    Flagler Realty Sales                                                             15,692             77,608            (61,916)
    Other Rental                                                                      3,253              2,979                274
    Other Sales                                                                       1,815                803              1,012
                                                                                   --------           --------           --------
 Total Realty                                                                        74,956            129,569            (54,613)
 Telecommunications:
   EPIK Communications                                                                3,393                160              3,233
   Right-of-way Leases                                                                6,984              5,271              1,713
                                                                                   --------           --------           --------
 Total Telecommunications                                                            10,377              5,431              4,946
 Total Revenues (segment)                                                           281,778            328,910            (47,132)
   Intersegment Revenues                                                             (5,502)            (5,023)              (479)
                                                                                   --------           --------           --------
 Total Revenues (consolidated)                                                      276,276            323,887            (47,611)

OPERATING EXPENSES
------------------
 Railway (c)                                                                        121,181            130,370             (9,189)
 Trucking (d)                                                                        39,752             30,223              9,529
 Realty:
    Flagler Realty Rental                                                            45,632             37,824              7,808
    Flagler Realty Sales                                                              7,930             56,650            (48,720)
    Other Rental                                                                        437                355                 82
    Other Sales                                                                          --                 --                 --
                                                                                   --------           --------           --------
Total Realty                                                                         53,999             94,829            (40,830)
Telecommunications:
  EPIK Communications                                                                24,426              3,289             21,137
  Right-of-way Leases                                                                   191                255                (64)
                                                                                   --------           --------           --------
Total Telecommunications                                                             24,617              3,544             21,073
Corporate General & Administrative (e)                                                7,045              8,920             (1,875)
                                                                                   --------           --------           --------
Total Expenses (segment)                                                            246,594            267,886            (21,292)
  Intersegment Expenses                                                              (5,502)            (5,023)              (479)
                                                                                   --------           --------           --------
Total Expenses (consolidated)                                                       241,092            262,863            (21,771)

                                                                                     2000               1999             $ Change
                                                                                   --------           --------           --------
OPERATING PROFIT (LOSS)
-----------------------
Railway                                                                              43,663             34,529              9,134
Trucking                                                                             (8,151)            (1,212)            (6,939)
Realty                                                                               20,957             34,740            (13,783)
Telecommunications                                                                  (14,240)             1,887            (16,127)
Corporate General & Administrative                                                   (7,045)            (8,920)             1,875
                                                                                   --------           --------           --------
Segment & Consolidated Operating Profit                                              35,184             61,024            (25,840)

Net Interest Income (Expense)                                                         2,834              4,366             (1,532)
Other Income (net)                                                                    4,998                620              4,378
                                                                                   --------           --------           --------

Income before Taxes                                                                  43,016             66,010            (22,994)

Provision for Income Taxes                                                          (17,258)           (25,231)             7,973
                                                                                   --------           --------           --------

Net Income                                                                           25,758             40,779            (15,021)
                                                                                   ========           ========           ========

EBITDA BY INDUSTRY SEGMENT (f)

                                                                                      2000               1999            $ Change
                                                                                    -------            -------           --------
RAILROAD EBITDA                                                                      58,529             49,148              9,381
                                                                                    =======            =======            =======

REALTY EBITDA:
EBITDA from Flagler operating properties rents                                       36,279             32,391              3,888
EBITDA (loss) from Flagler land rents/holding costs                                  (3,092)            (2,329)              (763)
Equity pickups on partnership rents                                                      78                110                (32)
Less: unallocated corporate overhead                                                 (5,895)            (4,046)            (1,849)
                                                                                    -------            -------            -------
EBITDA from Flagler rental properties, net of overheads                              27,370             26,126              1,244
EBITDA from Flagler real estate sales, net of overheads                               7,762             20,959            (13,197)
                                                                                    -------            -------            -------

Total EBITDA - Flagler                                                               35,132             47,085            (11,953)
                                                                                    -------            -------            -------

EBITDA from other rental                                                              2,857              2,671                186
EBITDA from other real estate sales                                                   1,815                803              1,012

Total EBITDA - real estate segment                                                   39,804             50,559            (10,755)
                                                                                    =======            =======            =======

TELECOM EBITDA:
EPIK EBITDA                                                                         (18,649)            (3,120)           (15,529)
                                                                                    =======            =======            =======
EBITDA-Telecommunications                                                           (11,665)             2,150            (13,815)
                                                                                    =======            =======            =======

                          SUMMARY OF OPERATING EXPENSES
                                  2000 VS. 1999
                             (dollars in thousands)

RAIL OPERATING EXPENSES                                                              2000               1999             $ Change
-----------------------                                                            --------           --------           --------
  Compensation & Benefits                                                            47,197             53,874             (6,677)
  Fuel                                                                               13,851              9,706              4,145
  Equipment Rents (net)                                                               1,129              2,306             (1,177)
  Depreciation                                                                       14,825             14,582                243
  Purchased Services                                                                  8,616              8,958               (342)
  Repairs Billed to/by Others (net)                                                  (2,961)            (2,086)              (875)
  Load/Unload                                                                         7,392              8,010               (618)
  Casualty & Insurance                                                                3,523              5,698             (2,175)
  Property Taxes                                                                      4,500              4,280                220
  Materials                                                                           9,443             10,832             (1,389)
  General & Administrative                                                           10,932             10,590                342
  Other                                                                               2,734              3,620               (886)
                                                                                   --------           --------           --------
Total Operating Expenses-Rail Segment                                               121,181            130,370             (9,189)
                                                                                   ========           ========           ========

TRUCKING OPERATING EXPENSES
---------------------------
  Compensation & Benefits                                                             3,487              3,282                205
  Fuel                                                                                1,659              1,092                567
  Equipment Rents (net)                                                               2,875              1,519              1,356
  Depreciation                                                                           41                 35                  6
  Purchased Services                                                                 12,161             10,910              1,251
  Repairs Billed to/by Others (net)                                                     808                972               (164)
  Casualty & Insurance                                                                2,611              1,947                664
  Property Taxes                                                                        242                257                (15)
  General & Administrative                                                            9,751              4,833              4,918
  Other                                                                                 759                677                 82
  Intersegment Expenses                                                               5,358              4,699                659
                                                                                   --------           --------           --------
Total Operating Expenses-Trucking Segment                                            39,752             30,223              9,529
                                                                                   ========           ========           ========

REALTY OPERATING EXPENSES
-------------------------
  Real Estate Taxes-Developed                                                         5,775              5,157                618
  Repairs & Maintenance-Recoverable                                                   1,504              1,271                233
  Services, Utilities, Management Costs                                               9,144              8,085              1,059
                                                                                   --------           --------           --------
    Subtotal-Expenses subject to recovery                                            16,423             14,513              1,910

  Realty Sales Expense                                                                7,930             56,650            (48,720)
  Real Estate Taxes-Undeveloped Land                                                  3,265              2,773                492
  Repairs & Maintenance-Non-recoverable                                               1,262                558                704
  Depreciation & Amortization                                                        18,461             15,536              2,925
  SG&A-Non-recoverable                                                                6,658              4,799              1,859
                                                                                   --------           --------           --------
     Subtotal-Non-recoverable Expenses                                               37,576             80,316            (42,740)
                                                                                   --------           --------           --------
Total Operating Expenses-Realty Segment                                              53,999             94,829            (40,830)
                                                                                   ========           ========           ========

TOTAL OPERATING EXPENSES-TELECOM SEGMENT                                             24,617              3,544             21,073
                                                                                   ========           ========           ========

CORPORATE GENERAL & ADMINISTRATIVE                                                    7,045              8,920             (1,875)
                                                                                   --------           --------           --------
TOTAL SEGMENT OPERATING EXPENSES                                                    246,594            267,886            (21,292)
                                                                                   ========           ========           ========

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

              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash generated by operating activities was $18.0 million, $134.5 million and $56.0 million in the years ended December 31, 2001, 2000 and 1999, respectively. The year-to-year fluctuations in net cash generated by operating activities resulted mainly from changes in operating assets and liabilities due primarily to temporary working capital fluctuations associated with construction of a telecommunications network and certain related facilities during 2000 and 2001. This construction was completed in late 2001. Net cash generated by operating activities also was affected by sales of trading investments in 2000 and purchases in 1999. Eliminating the changes in operating assets and liabilities and in trading investments, net cash otherwise generated by operating activities was $55.2 million, $59.6 million and $60.2 million in the years ended December 31, 2001, 2000 and 1999, respectively.

The Company's net interest income (expense), which is included in net cash generated by operating activities, was ($4.2) million, $2.8 million and $4.4 million, before taxes, in the years ended December 31, 2001, 2000 and 1999, respectively. Net interest expense increased reflecting increased borrowing and reduced interest income. This trend is expected to continue in 2002 when the Company also expects reduced capitalization of interest due to completion of construction of the telecommunications network in late 2001.

Net cash generated by FECR's and Flagler's operating activities, taken together, exceeded these businesses' maintenance capital needs by an estimated $43 million, $46 million and $31 million in the years ended December 31, 2001, 2000 and 1999, respectively. Although the amount of future cash generation by FECR and Flagler is subject to uncertainty due to the vagaries of business conditions, increases in interest expense and other factors, the Company expects that FECR and Flagler will continue to generate cash in excess of their maintenance capital needs, which may be used, among other things, for capital expenditures intended to support the Company's growth.

In addition to cash generated by operating activities, cash was generated by asset disposals, primarily building and land sales, in the amounts of $22.5 million, $17.6 million and $66.9 million, before taxes, in the years ended December 31, 2001, 2000 and 1999, respectively. The Company undertakes building and land sales opportunistically. While the magnitude and timing of future building and land sales is not presently determinable, the Company expects that future building and land sales will generate cash which may be used, among other things, for capital expenditures intended to support the Company's growth.

During the years ended December 31, 2001, 2000 and 1999, respectively, the Company invested approximately $52 million, $56 million and $72 million at Flagler, including realty joint ventures, and approximately $156 million, $178 million and $6 million at EPIK in addition to the investment made to maintain these businesses' operations. The additional capital investment was intended to support the future growth of these businesses. Capital investment to support future growth at FECR, as opposed to maintenance, has not been material.

In 2001, 2000 and 1999, the Company's capital investments at Flagler included significant investments to develop real property and construct commercial buildings for lease. The Company intends to continue to make such investments in the future. The rate of such investments is expected to be determined by, among other things, the timing and extent of marketplace demand. The Company expects to make investments intended to support Flagler's future growth in the range of $40 million to $70 million in 2002. The actual amount is expected to depend primarily on the timing and extent of marketplace demand.

In 2001 and 2000, the Company's capital investments at EPIK were made primarily to construct a telecommunications network and certain related facilities. This construction was completed in late 2001. The Company presently does not expect to make material capital expenditures to expand the network in 2002 or in the foreseeable future. Capital expenditures estimated at $5 million to $8 million are expected to be made in 2002 to maintain EPIK's business and to discharge commitments pursuant to customer contracts executed prior to December 31, 2001. The Company expects that further capital investment at EPIK in 2002 will be undertaken only as warranted to fulfill new revenue-generating customer contracts, which the Company is seeking. The amount and timing of cash receipts from capital requirements associated with such possible future customer contracts is not presently determinable.

The Company expects that net cash flow generated by FECR's and Flagler's operating activities in the future will exceed the capital investment required to sustain the Company's operations. Additional net cash flow is expected from future building and land sales by the Company. The Company intends to seek to pursue growth opportunities, particularly in the commercial realty business, which are expected to have capital requirements that exceed the funds expected to be generated by the Company's operating activities. To the extent the associated capital requirements exceed funds available from operating activities and from the Company's building and land sales, the Company may seek to finance these investments through mortgage loans in the case of rental property investments once such properties are leased up, or through its revolving credit facility or other possible sources of external financing. No assurances can be given as to the availability in future capital markets of these or other sources of external financing on terms acceptable to the Company or otherwise. Any reduction in cash generated by the Company's operating activities, which could occur, for example, were demand for the Company's services to decline, may reduce cash available for investment and reduce the availability and/or cost of external capital for the Company.

During 2001, the Company placed $247 million of long-term, fixed rate, non-recourse mortgages on certain of its commercial realty. It was and continues to be the Company's intent to finance its long-lived rental properties, in part, through long-term, fixed rate, non-recourse mortgage debt.

The Company has a $300 million revolving credit facility provided pursuant to an agreement, as amended, between the Company and eleven banking institutions (the "Credit Facility Agreement"). The description herein of the revolving credit facility is qualified in its entirety by reference to the Credit Facility Agreement, which is incorporated as Exhibit 10(b) to the Company's Reports on Form 10-K for the years ended December 31, 2001 and December 31, 2000. At December 31, 2001, the Company had $39 million drawn on the revolving credit facility. Pursuant to the Credit Facility Agreement the Company agreed, among other things, to maintain certain financial ratios. The Company believes the most restrictive of such ratios to be the Global Debt/EBITDA ratio (the terms Global Debt and EBITDA being defined in the Credit Facility Agreement). The Credit Facility Agreement provides that at December 31, 2001, the Company's Global Debt/EBITDA ratio shall be no greater than 4.00. At December 31, 2001, the Company's actual Global Debt/EBITDA ratio was 1.08. Pursuant to the Credit Facility Agreement the required Global Debt/EBITDA ratio varies in future periods rising to 4.75 at March 31 and June 30, 2002, and declining to 3.50 at March 31, 2003 and thereafter, all as more particularly set forth in the Credit Facility Agreement. Although no assurances can be given as to the Company's future compliance with the Global Debt/EBITDA ratio covenant or other financial covenants, the Company has complied with the terms of the Credit Facility Agreement at all times in the past and expects to continue to comply with them in the future. The Company from time to time may seek to amend the Credit Facility Agreement to accommodate changes in circumstances not foreseen at the time the Credit Facility Agreement was made. An amendment to the Credit Facility Agreement would be required if the Company wished to retain the revolving credit facility while issuing materially greater mortgage financing than it had outstanding at December 31, 2001. The agreement of the Company's banks would be required if the Company wished to extend the revolving credit facility beyond its initial term, which ends in 2004. Although no assurances can be given that the Company's banks would agree to any amendment or extension that may be proposed by the Company, or as to the terms of any such amendment or extension if agreed to, amendments and extensions to agreements such as the Credit Facility Agreement are common practice among banks and the Company believes its relationship with its banks is satisfactory.

                                  OTHER MATTERS

CRITICAL ACCOUNTING POLICIES

The Company has reviewed its accounting policies to identify those that are very important to the portrayal of the Company's financial condition and results, and that require management's most difficult, subjective or complex judgments (the "Critical Accounting Policies"). The Company has determined that its accounting policies governing impairment of long-lived assets and governing telecommunications segment revenue recognition may be considered Critical Accounting Policies.

Impairment of Long-lived Assets - The Company reviews the carrying value of its property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset or asset grouping may not be recoverable from the undiscounted future net cash flows expected to be generated over its remaining useful life. In estimating expected future cash flows, the Company makes significant estimates and judgments based in part on available historical data, internal budgets and plans, industry demand forecasts, competitive activity, cost data, growth rates, and other factors. Uncertainties are particularly acute relating to forecasts of performance in the telecommunications industry which has exhibited recent instability and for which many prior forecasts by industry analysts can be seen, with the benefit of hindsight, to have been inaccurate. Actual future net cash flows could vary materially from the Company's estimates.

In 2001, the Company determined that events and changes in circumstances indicated the carrying value of EPIK's long-lived telecommunications assets might not be recoverable, particularly EPIK's dark fiber and collocation facility assets, which exceed the current and expected future requirements of EPIK's lit Southeast telecommunications network. The excess dark fiber and collocation facility assets had been constructed in anticipation of third party demand for such assets that has not developed to the extent anticipated. Accordingly, the Company estimated the expected future net cash flows associated with the excess dark fiber and collocation facility assets. These estimated net cash flows, on an undiscounted basis, fell short of the carrying value of the related assets and, accordingly, the Company incurred a charge to expense to write down these assets' carrying value from $116.3 million to $44.9 million. However, the difference between the sum of the estimated undiscounted net cash flows and the related assets' carrying value was not large. Had the Company determined that the estimated undiscounted future net cash flows exceeded the related assets' carrying value, the Company would not have incurred a charge to expense to write down these assets. The Company wrote down the excess dark fiber and collocation facility assets to the estimated present value of future cash flows expected to be received from the use of these assets, including income tax benefits from the abandonment of certain assets. Actual cash flows recoverable through future operation or abandonment of these assets may vary from the Company's estimates.

The Company also estimated the expected future net cash flows associated with EPIK's lit Southeast telecommunications network's long-lived assets. These estimated net cash flows, on an undiscounted basis, exceeded the $205.4 million carrying value of the related assets and, accordingly, the Company did not incur an impairment charge in relation to these assets. Indeed, the sum of the lit Southeast telecommunications network's long-lived assets' expected undiscounted net cash flows exceeded these assets' carrying value over a broad range of changes in the assumptions underlying the Company's estimates of future cash flows. Accordingly, based on currently available information and the aforementioned sensitivity testing, management believes that it is not reasonably likely that the sum of the lit Southeast telecommunications network's long-lived assets' expected undiscounted net cash flows would prove less than these assets' carrying value. However, the telecommunications industry recently has experienced rapid changes that were not generally predicted, the ultimate effects of which cannot be forecast with confidence. In the event currently unforeseen events should materially adversely affect the Company's future estimates of the future net cash flows of EPIK's lit Southeast telecommunications network, the Company may be required to write down these assets' carrying value and the amount of such write down could be material.

Telecommunications Segment Revenue Recognition - Dark fiber, collocation and bandwidth revenues are recognized beginning with the commencement of the related rental and lease contracts. The Company uses the straight-line basis for recording such revenues over the life of the lease contract. Any advance payments called for in the lease agreement are deferred and included in deferred revenues. The Company does not recognize revenues on dark fiber swaps of a like-kind nature. Instead, the historical "carryover basis" is reassigned to the fiber received in a like-kind swap. In certain instances, the Company has exchanged dark fiber for non-like kind assets such as conduit and uninstalled fiber-optic cable. The Company accounts for exchanges of non-like kind assets by recording the received asset at its fair market value. Any resulting gain is deferred at the time of exchange and recognized as revenue on a straight-line basis over the life of the dark fiber lease contract. This revenue's effect on reported profit tends to be offset by the acquired asset's depreciation expense. These revenue recognition policies follow generally accepted accounting principles.

The Company understands that generally accepted accounting principles may permit revenues from transactions similar to the Company's transactions to be recognized immediately which would result in the recognition of materially larger initial revenues than have been recognized by the Company. However, the Company does not utilize generally accepted accounting principles that permit "up-front" revenue recognition.

In addition, EPIK recognizes certain revenues from customers that EPIK believes have become credit risks only as these revenues are collected.

OFF-BALANCE SHEET ARRANGEMENTS

Flagler participates in joint ventures with another realty company. At December 31, 2001, these joint ventures included five completed buildings in Flagler's Beacon Station and Weston office parks with a sixth building under development. These joint ventures provide for funding requirements from each joint venture partner of one-half of agreed upon construction costs and one-half of cash requirements, if any, for operating the buildings (including post construction capital expenditures). At December 31, 2001, there was no debt associated with any of the joint ventures. During 2001, Flagler funded no operating cash requirements. At December 31, 2001, Flagler's total investment in these joint ventures was $27.4 million.

The Company and its subsidiaries have entered into operating leases that are disclosed in the next section, "Contractual Obligations and Commercial Commitments."

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

                             PAYMENTS DUE BY PERIOD
                             (dollars in thousands)

                                                                           LESS
         CONTRACTUAL CASH                                                 THAN 1            2-3             4-5          AFTER 5
         OBLIGATIONS                                       TOTAL           YEAR            YEARS            YEARS         YEARS
         ----------------------                           -------         ------          -------          ------        -------
         Long-Term Debt                                   285,241          2,457           44,496           6,342        231,946
         -----------------------------------------------------------------------------------------------------------------------
         Capital Leases                                        --             --               --              --             --
         -----------------------------------------------------------------------------------------------------------------------
         Operating Leases                                 222,477         14,200           27,720          20,986        159,571
         -----------------------------------------------------------------------------------------------------------------------
         Unconditional
         Purchase Obligations                               4,292          4.292               --              --             --
         -----------------------------------------------------------------------------------------------------------------------
         Other Long-Term
         Obligations                                        2,000             --            2,000              --             --
         -----------------------------------------------------------------------------------------------------------------------
         Total Contractual
         Cash Obligations                                 514,010         20,949           74,216          27,328        391,517

The Company's principal operating lease is a lease of certain real property in South Florida. The lease is for 35 years with six 10-year renewals at the Company's option. Future minimum payments under the lease are $2 million in 2002 and $122 million in total.

                              AMOUNT OF COMMITMENT
                              EXPIRATION PER PERIOD
                             (dollars in thousands)

         OTHER                                             TOTAL            LESS
         COMMERCIAL                                       AMOUNTS          THAN 1            2-3             4-5          OVER 5
         COMMITMENTS                                     COMMITTED          YEAR            YEARS           YEARS          YEARS
         ----------------------                          ---------         ------          -------          ------        -------
         Lines of Credit                                       --             --               --              --             --
         ------------------------------------------------------------------------------------------------------------------------
         Standby Letters of
         Credit                                            12,152          1,292              115             720         10,025
         ------------------------------------------------------------------------------------------------------------------------
         Guarantees                                            --             --               --              --             --
         ------------------------------------------------------------------------------------------------------------------------
         Standby Repurchase
         Obligations                                           --             --               --              --             --
         ------------------------------------------------------------------------------------------------------------------------
         Other Commercial
         Commitments                                       10,000          2,500            2,500           2,500          2,500
         ------------------------------------------------------------------------------------------------------------------------
         Total Commercial
         Commitments                                       22,152          3,792            2,615           3,220         12,525

TRADING ACTIVITIES THAT INCLUDE NON-EXCHANGE TRADED CONTRACTS ACCOUNTED FOR AT FAIR VALUE

The Company does not participate in trading of non-exchange traded contracts accounted for at fair value.

EFFECTS OF TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

The Company does not have transactions with related and certain other parties other than those transactions with Officers and Directors that are described in the Company's Proxy Statement for the Annual Meeting of the Shareholders.

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

Environmental expenditures for capital improvements and ongoing operations and maintenance have historically been insignificant to the operations of the Company. Management does not anticipate any changes in these expenditures. These expenditures are expected to be funded from current operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's primary market risk exposure has historically been interest rate risk primarily related to the Company's investment portfolio. The portfolio was comprised primarily of fixed rate municipal securities with active secondary or resale markets to ensure portfolio liquidity. The Company had not used derivative financial instruments to hedge its investment portfolio. At December 31, 2001, the Company had no investments in its investment portfolio.

The Company maintains a revolving credit facility whose interest rate floats with the current market rate, and the rate the Company pays, approximately 2.75 percent at December 31, 2001, approximates the Company's fair market value of borrowing.

The fair value of the Company's mortgage notes and revolving credit agreement are estimated based on current rates available to the Company for debt of the same remaining maturities. At December 31, 2001, the Company considers the carrying value of the mortgage notes and its revolving credit agreement to be a reasonable estimation of their fair value.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

The Board of Directors and Shareholders
Florida East Coast Industries, Inc.:

We have audited the consolidated balance sheets of Florida East Coast Industries, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule as listed in the accompanying Index on Page 64 of this Report on Form 10-K for the year 2001. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Florida East Coast Industries, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                       KPMG LLP

Jacksonville, Florida
February 8, 2002

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2001, 2000 and 1999
(dollars in thousands, except per share amounts)

                                                                                          YEARS ENDED DECEMBER 31,
                                                                           -------------------------------------------------------
                                                                               2001                 2000                   1999
                                                                           -----------           -----------           -----------
OPERATING REVENUES                                                             298,843               276,276               323,887

OPERATING EXPENSES (Note 4)                                                   (397,157)             (241,092)             (262,863)
                                                                           -----------           -----------           -----------

OPERATING PROFIT (LOSS)                                                        (98,314)               35,184                61,024

NET INTEREST INCOME (EXPENSE)                                                   (4,177)                2,834                 4,366
OTHER INCOME (Note 14)                                                           2,676                 4,998                   620
                                                                           -----------           -----------           -----------

INCOME (LOSS) BEFORE INCOME TAXES                                              (99,815)               43,016                66,010
PROVISION FOR INCOME TAXES (Note 7)                                             38,429               (17,258)              (25,231)
                                                                           -----------           -----------           -----------
NET INCOME (LOSS)                                                              (61,386)               25,758                40,779
                                                                           ===========           ===========           ===========

PER SHARE DATA:
  Cash Dividends                                                           $      0.10           $      0.10           $      0.10
                                                                           ===========           ===========           ===========
  Basic Net Income (Loss) Per Share                                        ($     1.69)          $      0.71           $      1.12
                                                                           ===========           ===========           ===========
  Diluted Net Income (Loss) Per Share                                      ($     1.69)          $      0.70           $      1.12
                                                                           ===========           ===========           ===========

AVERAGE SHARES OUTSTANDING-BASIC                                            36,397,353            36,364,867            36,301,527
AVERAGE SHARES OUTSTANDING-DILUTED                                          36,397,353            36,705,908            36,508,631

(Prior years results have been reclassified to conform to current year's presentation.)

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
(dollars in thousands)

                                                                                                     2001                 2000
                                                                                                  ----------           ----------
ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents                                                                           14,089               18,444
  Short-Term Investments (Note 6)                                                                         --               12,942
  Accounts Receivable (net) (Note 3)                                                                  31,219               34,513
  Income Tax Receivable                                                                               10,105                   --
  Materials and Supplies                                                                               3,703                3,653
  Other Current Assets (Notes 4 & 7)                                                                  22,545                8,772
                                                                                                  ----------           ----------
     Total Current Assets                                                                             81,661               78,324

OTHER INVESTMENTS (Note 6)                                                                                --                1,304

PROPERTIES, LESS ACCUMULATED DEPRECIATION (Note 5)                                                 1,064,899              989,283

OTHER ASSETS AND DEFERRED CHARGES                                                                     54,110               42,627
                                                                                                  ----------           ----------
TOTAL ASSETS                                                                                       1,200,670            1,111,538
                                                                                                  ----------           ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts Payable                                                                                    58,202               81,814
  Income Taxes                                                                                            --                4,834
  Short-Term Debt (Note 15)                                                                            2,457                   --
  Accrued Casualty and Other Liabilities (Note 9)                                                      1,987                2,647
  Other Accrued Liabilities                                                                           16,746                5,568
                                                                                                  ----------           ----------
     Total Current Liabilities                                                                        79,392               94,863

DEFERRED INCOME TAXES (Note 7)                                                                       103,673              136,170

LONG-TERM DEBT (Note 15)                                                                             282,784               88,000

DEFERRED REVENUE                                                                                      41,802               31,336

ACCRUED CASUALTY AND OTHER LIABILITIES (Note 9)                                                        8,850               13,065
COMMITMENTS AND CONTINGENCIES (NOTES 9 AND 15)

SHAREHOLDERS' EQUITY:
Common Stock: (Note 2)                                                                                66,533               65,762
  Class A Common Stock, no par value; 50,000,000 shares authorized; 17,720,687 shares issued and 16,921,603 shares outstanding at December 31, 2001, and 17,674,811 shares issued and 16,875,727 outstanding at December 31, 2000
  Class B Common Stock, no par value; 100,000,000 shares authorized; 19,609,216 shares issued and outstanding at December 31, 2001 and 2000
Retained Earnings                                                                                    628,346              693,384
Accumulated Other Comprehensive Income-Unrealized Gain (Loss) on Securities (net)
 (Notes 6 and 11)                                                                                         --                   13
Restricted Stock Deferred Compensation (Note 12)                                                      (1,355)              (1,700)
Treasury Stock at Cost (799,084 shares)                                                               (9,355)              (9,355)
                                                                                                  ----------           ----------
     Total Shareholders' Equity                                                                      684,169              748,104
                                                                                                  ----------           ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                         1,200,670            1,111,538
                                                                                                  ==========           ==========

See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                (dollars in thousands, except per share amounts)

                                                                                   ACCUMULATED     RESTRICTED
                                                                                      OTHER           STOCK
                                                     COMMON STOCK     RETAINED    COMPREHENSIVE     DEFERRED    TREASURY
                                                 SHARES      AMOUNT   EARNINGS       INCOME       COMPENSATION    STOCK     TOTAL
                                              -----------    ------   --------    -------------   ------------  --------   -------
Balance at December 31, 1998                   37,125,444    62,000    634,126        1,217           (1,157)    (9,355)   686,831

Comprehensive Income:
  Net Income                                           --        --     40,779           --               --         --         --
  Net unrealized loss on securities,
   net of reclassification adjustment
   (see Note 12)                                       --        --         --         (900)              --         --         --
Total Comprehensive Income                             --        --         --           --               --         --     39,879

Dividends declared on common
  stock ($.10) per share                               --        --     (3,636)          --               --         --     (3,636)

Exercise of stock options                          32,000       880                                                            880

Restricted stock granted, net of
 amortization (see Note 12)                        36,800     1,169         --           --             (682)        --        487
                                              -----------    ------    -------        -----           ------     ------    -------

Balance at December 31, 1999                   37,194,244    64,049    671,269          317           (1,839)    (9,355)   724,441

Class A common stock canceled                 (19,609,216)

Class B common stock issued                    19,609,216

Comprehensive Income:
  Net Income                                           --        --     25,758           --               --         --         --
  Net unrealized loss on securities,
   net of reclassification adjustment
   (see Note 12)                                       --        --         --         (304)              --         --         --
Total Comprehensive Income                             --        --         --           --               --         --     25,454

Dividends declared on common
  stock ($.10) per share                               --        --     (3,643)          --               --         --     (3,643)

Exercise of stock options                          52,484     1,467                                                          1,467

Restricted stock purchased/granted,
  net of amortization (see Note 12)                37,299       246         --           --              139         --        385
                                              -----------    ------    -------        -----           ------     ------    -------

Balance at December 31, 2000                   37,284,027    65,762    693,384           13           (1,700)    (9,355)   748,104

Comprehensive Income:
  Net (Loss)                                           --        --    (61,386)
Total Comprehensive (Loss)                             --        --                     (13)                               (61,399)

Dividends declared on common
  stock ($.10) per share                               --        --     (3,652)                                             (3,652)

Exercise of stock options                           3,334       104                                                            104

Other                                              (4,203)     (106)                                                          (106)

Restricted stock purchased/granted,
  net of amortization (see Note 12)                46,745       773                                      345                 1,118
                                              -----------    ------    -------        -----           ------     ------    -------

Balance at December 31, 2001                   37,329,903    66,533    628,346           --           (1,355)    (9,355)   684,169
                                              ===========    ======    =======        =====           ======     ======    =======

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2001, 2000 and 1999
(dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:                                                     2001             2000             1999
                                                                                        --------         --------         --------
  Net Income (Loss)                                                                      (61,386)          25,758           40,779
Adjustments to Reconcile Net Income to Cash Generated by Operating Activities:
  Depreciation and Amortization                                                           53,468           41,730           32,830
  Non-cash restructuring and impairment charges                                          108,135               --               --
  Gain on Disposition of Assets                                                          (13,359)          (9,604)         (16,846)
  Sales (Purchase) of Trading Investments (net)                                               --           34,100           (9,962)
  Realized Loss (Gains) on Investments                                                        --             (438)           1,517
  Deferred Taxes                                                                         (32,345)           1,816            1,429
  Stock Compensation Plans                                                                   663              385              487

Changes in Operating Assets and Liabilities:
  Accounts Receivable                                                                      3,294           (9,383)           4,152
  Other Current Assets                                                                    (4,093)             580            3,303
  Other Assets and Deferred Charges                                                       (5,787)         (13,360)          (3,441)
  Accounts Payable                                                                       (23,612)          49,934            2,428
  Income Taxes Receivable/Payable                                                        (14,939)           2,425              963
  Other Current Liabilities                                                                1,037            1,021           (1,253)
  Accrued Casualty, Deferred Revenues and Other Long-Term Liabilities                      6,902            9,544             (392)
                                                                                        --------         --------         --------
Net Cash Generated by Operating Activities                                                17,978          134,508           55,994

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of Properties                                                               (247,150)        (273,677)        (110,060)
  Purchases of Investments                                                                    --           (1,900)        (133,296)
  Maturities and Redemption of Investments                                                14,311           40,404          124,451
  Proceeds from Disposition of Assets                                                     22,536           17,571           66,932
                                                                                        --------         --------         --------
Net Cash used in Investing Activities                                                   (210,303)        (217,602)         (51,973)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of Dividends                                                                    (3,652)          (3,643)          (3,636)
  Proceeds from Sale of Restricted Stock (net)                                               349               --               --
  Proceeds from Stock Options Exercised                                                      104            1,466              880
  Proceeds from Mortgage Debt                                                            247,000               --               --
  Payment of Long-Term Debt                                                                 (759)              --               --
  Debt Issuance Costs                                                                     (6,072)              --               --
  Proceeds from (pay down on) Line of Credit (net)                                       (49,000)          88,000               --
                                                                                        --------         --------         --------
Net Cash provided by (used in) Financing Activities                                      187,970           85,823           (2,756)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (4,355)           2,729            1,265
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                            18,444           15,715           14,450
                                                                                        --------         --------         --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                  14,089           18,444           15,715
                                                                                        ========         ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash Paid for Income Taxes                                                               8,880           13,136           22,632
                                                                                        --------         --------         --------
  Cash Paid for Interest                                                                  12,157              632              377
                                                                                        --------         --------         --------
  Property Contributed to Partnerships, net of Cash Receipts                               4,590            5,495            7,762
                                                                                        --------         --------         --------

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999

1.  NATURE OF BUSINESS

The principal operations of Florida East Coast Industries, Inc. (the Company or
FECI) and its subsidiaries primarily relate to the transportation of goods by rail and truck, the development, leasing, management and sale of real estate, and the "carriers' carrier" telecommunications business which offers bandwidth capacity, dark fiber leases and collocation services to telecommunications providers. The Company's rail subsidiary, Florida East Coast Railway, L.L.C.
(FECR), operates only within the state of Florida, with approximately 49 percent of its revenues derived from local moves along the Company's line. Approximately 44 percent of the rail segment's revenues were derived from five of its largest customers, with approximately $30,500,000, $29,400,000 and $26,900,000, 19 percent, 18 percent and 17 percent, in 2001, 2000 and 1999, respectively, generated by one significant customer. The Company's trucking subsidiary, Florida Express Carriers, Inc. (FLX), has operating rights within the forty-eight states but primarily operates within the Southeast. The Company's realty subsidiary, Flagler Development Company (Flagler), presently operates in Florida with business parks in Jacksonville, Orlando and the South Florida markets. Flagler's operating properties are Class "A" office space and high quality commercial/industrial facilities. EPIK Communications, Incorporated's
(EPIK), Southeast regional footprint runs primarily in the states of Florida and Georgia. EPIK provides bandwidth, dark fiber, collocation and wave services as a wholesale "carriers' carrier." EPIK, in 2001, completed the build-out of its Southeast network. At December 31, 2001, EPIK's customers were purchasing predominately lit bandwidth services, with the largest customers being wireless communication service providers.

2.  RECAPITALIZATION AND MAJORITY STOCKHOLDER

On October 9, 2000, the St. Joe Company (St. Joe) and FECI completed the recapitalization of FECI, and St. Joe implemented the pro-rata spin-off to St. Joe shareholders of St. Joe's approximately 54 percent interest in FECI. Under the terms of the recapitalization, which was approved along with certain corporate governance provisions at a special meeting of FECI shareholders on March 8, 2000, St. Joe received a new class of FECI common stock, Class B common stock (NYSE: FLA.b) for each share of FECI common stock it owned. St. Joe then distributed the Class B common stock to its shareholders, after which it no longer has an equity interest in FECI.

All shares of FECI common stock, other than Class B common stock, have been redesignated as FECI Class A common stock. The Class A common stock will continue trading on the NYSE under the symbol FLA. The holders of Class A common stock (and holders of voting preferred stock, if any) are entitled to elect the number of directors which equals 20 percent of the members of the Board, provided that if 20 percent is not a whole number, then the Class A shareholders elect the nearest lower whole number. The holders of Class B common stock elect the remaining directors, subject to the voting limitations set forth in the Company's Amended and Restated Articles of Incorporation. Except with respect to voting rights for the election or removal of Directors, the Class A and Class B common stocks are identical. Terms of the recapitalization, including the shareholders' agreement, are contained in the Special Shareholders' Meeting Proxy Statement filed with the Securities and Exchange Commission on February 4, 2000 on Form 14A.

Alfred I. duPont Testamentary Trust owns 58.5 percent of the Class B common stock, and the Nemours Foundation owns 10.7 percent of the Class A and 2.6 percent of the Class B common stock as of March 15, 2002. The holdings of the Trust, together with the holdings of Class A common stock and Class B common stock held by the Nemours Foundation, together equal 37.7 percent of the Company's outstanding common stock as of March 15, 2002.

St. Joe Company and affiliates continue to provide certain real estate services to the Company under existing service agreements, expiring in October 2003. These services include property management, development management and construction coordination and leasing services. Amounts paid to St. Joe and affiliates for these services in 2001, 2000 and 1999 were:

                            SERVICE                                           2001             2000              1999
                            -------                                          -----            -----             -----
(dollars in thousands)
Asset Management Fees                                                           --            1,579             2,648
Property Management Fees                                                     3,305            2,956             2,916
Development Fees                                                             1,597            1,630             2,538
Construction Coordination Fees & Leasing Commissions                         3,772            2,665             2,308
Commissions on Real Estate Sales                                             1,089              657             1,017

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION

Railway Revenues: Rail revenue is recognized as freight moves from origin to destination.

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

Dark Fiber, Collocation and Bandwidth Revenues: Revenue is recognized beginning upon commencement of rental and service contracts. The Company uses the straight-line basis for recording the revenues over the life of the lease contract. Any advance payments called for in the lease agreement are deferred and included in deferred revenues. Revenue for credit risk customers is recognized upon collection of the related receivable.

Dark Fiber Swaps: No revenue is recognized on dark fiber swap transactions, which are treated as like kind exchanges. Historical "carryover basis" is reassigned to the fiber received.

Non-Like Kind Exchanges: The fair market value of goods received in non-like kind exchanges for dark fiber is compared to the historical net book basis of assets exchanged with any resulting gain included in deferred revenues and recognized as revenue on a straight-line basis over the life of the dark fiber lease contract.

BAD DEBT RESERVES

Bad debt reserves are recorded by management based upon the Company's various businesses' historical experience of bad debts to sales, analysis of accounts receivable aging, and specific identification of customers in financial distress; i.e., bankruptcy, poor payment record, etc. At December 31, 2001, consolidated bad debt reserve was $3.7 million versus $1.6 million at December 31, 2000. The increase in 2001 primarily relates to credit risk customers at EPIK and additional reserves at FLX.

MATERIALS AND SUPPLIES

New materials and supplies are stated principally at average cost which is not in excess of replacement cost. Used materials are stated at an amount which does not exceed estimated realizable value.

PROPERTIES

Railway and trucking properties are stated at historical cost and are depreciated and amortized on the straight-line method over the estimated useful lives. The Railway uses the mass asset method of accounting for fixed assets.

The majority of road properties' depreciation is based on lives ranging from 10 to 40 years, and equipment properties on lives varying from 3 to 27.5 years. Gains and losses on normal retirements of these items are credited or charged to accumulated depreciation.

Real estate properties are stated at historical cost. Depreciation is computed using the straight-line method over estimated asset lives of 15 years for land improvements and 12 to 40 years for buildings and building improvements. Tenant improvements are depreciated over the term (1-15 years) of the related lease agreement for book purposes.

Telecommunications assets are stated at historical cost and depreciated on the straight-line method over their estimated asset lives of 40 years for certain buildings and 3-20 years for all other network assets. Materials considered excess to EPIK's capital build requirements identified at December 31, 2001 and held for disposal, were valued at expected disposal proceeds and were included in other current assets (see Note 4).

The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate carrying value may not be recoverable. Recoverability is measured by comparison of the carrying amount to the undiscounted net cash flows expected to be generated by the asset (see Note 4).

The Company capitalizes interest during the construction of new facilities (e.g., buildings, network, etc.) and it is amortized over the life of the asset. During 2001 and 2000, $9.0 million and $0.6 million, respectively, of interest was capitalized.

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

INCOME TAXES

The Company follows the asset and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards (SFAS 109), "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

JOINT VENTURES

The Company holds certain investments in four realty partnerships for the purpose of developing, leasing and managing real estate with an unaffiliated partner. The Company holds an undivided 50 percent equity ownership interest in each of these joint ventures and, accordingly, recognizes its pro rata share of partnership earnings (loss) each period under the equity method of accounting. The Company's recorded investment in these joint ventures was $27.4 million and $20.7 million at December 31, 2001 and 2000, respectively, and is recorded in other assets and deferred charges. The joint ventures carried no third party debt during the years ended December 31, 2001 and 2000.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual future results could differ from those estimates.

STOCK-BASED COMPENSATION

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25), and related interpretations in accounting for stock options. As such, compensation expenses would be recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. Compensation expenses for grants of restricted stock are recognized over the applicable vesting period.

COMPREHENSIVE INCOME

SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale securities and is presented in the consolidated statements of shareholders' equity and comprehensive income. SFAS No. 130 requires only additional disclosures in the consolidated financial statements. It does not affect the Company's financial position or results of operations.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current year's presentation.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets." This Statement, effective for fiscal years beginning after December 15, 2001, establishes standards for recognizing and measuring goodwill and other intangible assets. Management believes the adoption of this Statement will not affect the financial position or results of operations of the Company.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement, effective for fiscal years beginning after June 15, 2002, requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. The enterprise is also to record corresponding increase to the carrying amount of the long-lived asset. Management believes that this Statement will not have a material effect on the financial position or results of operations of the Company.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement, effective for fiscal years beginning after December 15, 2001, supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," and addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. Management believes that the adoption of this Statement will not have a material effect on the financial position or results of operations of the Company.

4.  RESTRUCTURING, ASSET IMPAIRMENT AND SPECIAL CHARGES

On November 14, 2001, the Company announced a restructuring plan to reduce ongoing operating expenses and capital requirements at its telecommunications subsidiary, EPIK, and a review of the carrying value of EPIK's telecommunications assets. The plan entailed refocusing EPIK's resources on growing revenues on its completed, lit Southeast telecommunications network and curtailing capital expenditures and operating expenses related to other growth activities. The plan and the review were both responses to reduced growth expectations in the telecommunications industry.

As a result of the restructuring plan, the Company has recorded pretax charges to operating expenses for restructuring and asset impairments of $110.2 million. The charge was comprised of $12.1 million of restructuring expenses and $98.1 million of asset write-downs.

The restructuring costs include $5.3 million in expenses related to terminating the employment of 105 management and other employees and $6.5 million in expenses relating to terminating certain collocation and commercial realty leases.

SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," governs accounting for potential impairment of long-lived constructed assets. SFAS 121 requires valuation of assets at the lowest level of asset groups with identifiable cash flows that are largely independent of the cash flows of other groups of assets. It is on this basis that EPIK's long-lived assets were divided into two groups: (i) Southeast Network Services and (ii) Excess Dark Fiber and Collocation. For those groups of assets whose carrying value exceeds their expected undiscounted future cash flows, an impairment charge is required. Impairment is measured as the excess of the net book value over the fair value of the assets.

The expected undiscounted future cash flows associated with Southeast Network Services asset group exceeded the related assets' carrying value and, accordingly, no impairment was recorded. With respect to the second long-lived asset group, Excess Dark Fiber and Collocation, the expected undiscounted future cash flows were less than the assets' carrying value and, accordingly, the assets were written down to the estimated present value of future cash flows expected to be received from the use of these assets, including income tax benefits from the abandonment of certain assets. This resulted in an asset impairment of $71.4 million.

In addition, the Company identified materials and equipment not yet placed into service that were excess to EPIK's needs given EPIK's refocused growth strategy and curtailed capital program. These assets had a cost basis that exceeded their fair value by $23.0 million. Fair value was determined on the basis of recent secondary market cash sales of similar materials and equipment in like circumstances. The fair market value of these materials, $7.3 million, was included in other current assets. EPIK plans to sell these materials during 2002.

During 2000, the Company's trucking subsidiary, FLX, incurred restructuring charges and other costs, including expenses associated with relocation of FLX's headquarters from Cincinnati, Ohio, to Jacksonville, Florida, as well as force reductions and severance payments, and the addition of new facilities and staff at the new headquarters. The costs and charges also included the restructuring of the existing terminal network, the opening of an additional terminal in Charlotte, North Carolina, and a charge for the impairment of goodwill associated with the original acquisition of FLX. The total amount of the pre-tax charges is $5.3 million.

Included in the charges was $3.1 million for the impairment of goodwill, $0.3 million for buyout of lease commitments on headquarters' and operational buildings abandoned in the reorganization, and employee severance costs of $0.1 million. The $3.1 million of goodwill was non-deductible for federal income tax purposes. Other costs included additional equipment lease cost of $0.9 million, recruiting, relocation and other costs of assembling the new management team of $0.4 million, costs of $0.1 million to consolidate information technology operations and systems to FECI's service provider, along with other miscellaneous costs of $0.4 million.

In 1999, the Company incurred special charges of approximately $8.2 million related to a work force reduction, including curtailment of a supplemental executive retirement plan first adopted in late 1998, and inventory reductions arising from a modification to the Company's inventory management practices.

5.  PROPERTIES

Properties consist of:

(dollars in thousands)                                                                            2001              2000
                                                                                                 -------          -------
FECR PROPERTIES:
----------------
Road Equipment                                                                                   390,521          368,457
Buildings                                                                                          1,436            1,436
Equipment                                                                                        198,490          192,538
Land and Land Improvements                                                                         5,796            5,112
Fiber                                                                                              3,200            3,200
Construction in Progress                                                                              59            3,959
                                                                                                 -------          -------
                                                                                                 599,502          574,702
Less Accumulated Depreciation                                                                    240,141          230,450
                                                                                                 -------          -------
                                                                                                 359,361          344,252
                                                                                                 =======          =======

FLX PROPERTIES:
---------------
Equipment                                                                                          2,641            1,424
Buildings                                                                                             57               --
Construction in Progress                                                                              77               --
                                                                                                 -------          -------
                                                                                                   2,775            1,424
Less Accumulated Depreciation                                                                      1,029              743
                                                                                                 -------          -------
                                                                                                   1,746              681
                                                                                                 =======          =======

EPIK PROPERTIES:*
-----------------
Equipment                                                                                          9,742            1,501
Buildings                                                                                         21,012            1,860
Land and Land Improvements                                                                           257              177
Network                                                                                          203,747           87,346
Construction in Progress                                                                          30,521          124,161
                                                                                                 -------          -------
                                                                                                 265,279          215,045
Less Accumulated Depreciation                                                                     14,352            2,790
                                                                                                 -------          -------
                                                                                                 250,927          212,255
                                                                                                 =======          =======

FLAGLER PROPERTIES:
-------------------
Land and Land Improvements                                                                       175,666          182,411
Buildings                                                                                        331,597          286,303
Construction in Progress                                                                          25,981           23,006
                                                                                                 -------          -------
                                                                                                 533,244          491,720
Less Accumulated Depreciation                                                                     86,575           68,206
                                                                                                 -------          -------
                                                                                                 446,669          423,514
                                                                                                 =======          =======

CORPORATE:
----------
Equipment                                                                                         12,211           11,965
Construction in Progress                                                                             302              588
                                                                                                 -------          -------
                                                                                                  12,513           12,553
Less Accumulated Depreciation                                                                      6,317            3,972
                                                                                                 -------          -------
                                                                                                   6,196            8,581
                                                                                                 =======          =======

*Included in 2001 and 2000 amounts are $20.2 and $23.3 million, respectively, of assets (primarily fiber, uninstalled at the time of the exchange), which were obtained in exchange for the use under long-term agreements of installed dark fiber and collocation space.

Real estate properties, having a net book value of $309.4 million at December 31, 2001, are leased under non-cancelable operating leases with expected aggregate rental revenues of $258.9 million, which are due in years 2002-2006 in the amounts of $49.7, $42.8, $35.0, $30.3 and $23.3 million, respectively, and $77.8 million thereafter.

Telecommunications properties are committed under long-term agreements (which includes right-of-way leases) with customers who are to pay expected aggregate rentals of $196.9 million, which are due in years 2002-2006 in the amounts of $20.9, $17.8, $16.4, $14.9, $13.8 million, respectively, and $113.1 million thereafter.

6.  INVESTMENTS

The Company had no investments in securities at December 31, 2001. At December 31, 2000, the Company had available-for-sale investments in tax exempt and other debt securities of $12,942 and $1,304, respectively. These investments had a cost basis of $14,225. The related unrealized gain of $21 was recorded, net of tax, in accumulated other comprehensive income.

7.  INCOME TAXES

Total income tax expense (benefit) for the years ended December 31, 2001, 2000 and 1999 was as follows:

(dollars in thousands)                                                         2001             2000            1999
                                                                             -------           ------          ------
Current:
  Federal                                                                     (5,381)          13,039          20,306
  State                                                                         (694)           2,403           3,496
                                                                             -------           ------          ------
                                                                              (6,075)          15,442          23,802
Deferred:
  Federal                                                                    (30,880)           1,681           1,150
  State                                                                       (1,474)             135             279
                                                                             -------           ------          ------
                                                                             (32,354)           1,816           1,429

Income Taxes                                                                 (38,429)          17,258          25,231
                                                                             =======           ======          ======

Income tax expense for the period ended December 31, 2000 and 1999 excludes the tax effect of unrealized gains on available-for-sale securities of $121 and $526, respectively, which were reported in shareholders' equity.

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the statutory federal income tax rate to pretax income as a result of the following:

(dollars in thousands)                                                         2001             2000            1999
                                                                             -------           ------          ------
Amount computed at statutory federal rate                                    (34,935)          15,055           23,104
Effect of dividends received exclusion and tax-free interest                      --           (1,206)          (1,188)
Effect of goodwill impairment and amortization exclusion                          --            1,213              152
State taxes (net of federal benefit)                                          (3,526)           1,520            2,333
Other (net)                                                                       32              676              830
                                                                             -------           ------           ------
                                                                             (38,429)          17,258           25,231
                                                                             =======           ======           ======

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are as follows:

(dollars in thousands)                                                                              2001              2000
                                                                                                  --------          --------
Deferred Tax Assets:
  Allowance for doubtful accounts                                                                    1,421             1,328
  Accrued casualty and other liabilities                                                             4,036             4,016
  Deferred revenue                                                                                   4,038                --
  Fair value adjustment on assets held-for-sale                                                      8,470                --
  Restructuring charges                                                                              5,005                --
  Other                                                                                                 18               415
                                                                                                  --------          --------
      Total deferred tax asset                                                                      22,988             5,759
                                                                                                  --------          --------

Deferred Tax Liabilities:
  Properties, principally due to differences in depreciation & impairments                          82,543           101,716
  Deferred gain on land sales                                                                       32,938            29,395
  Straight-line rent                                                                                 2,026             1,974
  Other                                                                                              5,884             5,431
                                                                                                  --------          --------
      Total deferred tax liabilities                                                               123,391           138,516
                                                                                                  --------          --------
            Net deferred tax liabilities                                                           100,403           132,757
                                                                                                  ========          ========

There was no valuation allowance provided for deferred tax assets as of December 31, 2001 and 2000 as the Company believes the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Deferred tax assets of $3,270 and $3,413 at December 31, 2001 and 2000, respectively, were included in other current assets.

8.  SEGMENT INFORMATION

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 provides guidance for reporting information about operating segments and other geographic information based on a management approach. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Under the provisions of SFAS 131, the Company has four reportable operating segments all within the same geographic area. These are the railway segment, trucking segment, realty segment, and the telecommunications segment.

The railway segment provides rail freight transportation along the east coast of Florida between Jacksonville and Miami. The trucking segment is operated by FLX, which provides truckload transportation for a wide range of general commodities primarily in the southeast United States. The realty segment is engaged in the development, leasing, management, operation and selected sale of commercial and industrial property. EPIK, based in Orlando, Florida, operates as a carriers' carrier, providing wholesale carrier services including bandwidth (private lines), wave services, Internet protocol services, collocation and dark fiber.

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

The Company's reportable segments are strategic business units that offer different products and services and that are managed separately.

INFORMATION BY INDUSTRY SEGMENT FOLLOWS:

(dollars in thousands)
OPERATING REVENUES                                                                 2001               2000               1999
------------------                                                               --------           --------           --------
Railway (a)                                                                       160,720            164,844            164,899
Trucking                                                                           36,224             31,601             29,011
Realty:
  Flagler Realty Rental and Services (b)                                           63,034             54,196             48,179
  Flagler Realty Sales                                                             20,233             15,692             77,608
  Other Rental                                                                      3,665              3,253              2,979
  Other Sales                                                                       2,303              1,815                803
                                                                                 --------           --------           --------
Total Realty                                                                       89,235             74,956            129,569
Telecommunications:
  EPIK Communications                                                              11,504              3,393                160
  Right-of-way Leases                                                               6,666              6,984              5,271
                                                                                 --------           --------           --------
Total Telecommunications                                                           18,170             10,377              5,431
Total Revenues (segment)                                                          304,349            281,778            328,910
  Intersegment Revenues                                                            (5,506)            (5,502)            (5,023)
                                                                                 --------           --------           --------
Total Revenues (consolidated)                                                     298,843            276,276            323,887
                                                                                 ========           ========           ========

OPERATING PROFIT (LOSS)
-----------------------

Railway                                                                            41,190             43,663          ***34,529
Trucking                                                                           (6,259)          **(8,151)            (1,212)
Realty                                                                             25,967             20,957             34,740
Telecommunications                                                               *(151,622)          (14,240)             1,887
Corporate General & Administrative                                                 (7,590)            (7,045)            (8,920)
                                                                                 --------           --------           --------
Segment & Consolidated Operating Profit                                           (98,314)            35,184             61,024

Net Interest Income (Expense)                                                      (4,177)             2,834           ***4,366
Other Income                                                                        2,676              4,998                620
                                                                                 --------           --------           --------

Income (Loss) before Taxes                                                        (99,815)            43,016             66,010
Provision for income taxes                                                         38,429            (17,258)           (25,231)
                                                                                 --------           --------           --------
Net Income (Loss)                                                                 (61,386)            25,758             40,779
                                                                                 ========           ========           ========

  *Restructuring costs and asset impairment charges of $110,209 are included in operating expenses for the year ended December 31, 2001.

 **Restructuring and other costs of $5,282 are included in operating expenses for the year ended December 31, 2000.

***Special charges of $7,487 and $762 are included in operating expenses and other income, respectively, for the year ended December 31, 1999.

(dollars in thousands)                                                          2001                 2000                1999
                                                                             ----------           ----------           --------
RAILROAD EBITDA                                                                  57,570               58,529             49,148
---------------                                                              ==========           ==========           ========

REALTY EBITDA:
--------------
EBITDA from Flagler operating properties rents                                   42,014               36,279             32,391
EBITDA from real estate services                                                    768                   --                 --
EBITDA (loss) from Flagler land rents/holding costs                              (2,718)              (3,092)            (2,329)
Equity pickups on partnership rents                                                 948                   78                110
Less: unallocated corporate overhead                                             (6,338)              (5,895)            (4,046)
                                                                             ----------           ----------           --------
EBITDA from Flagler rental properties, net of overheads                          34,674               27,370             26,126
EBITDA from Flagler real estate sales, net of overheads                          11,056                7,762             20,959
                                                                             ----------           ----------           --------
Total EBITDA - Flagler                                                           45,730               35,132             47,085
                                                                             ----------           ----------           --------

EBITDA from other rental                                                            (68)               2,857              2,671
EBITDA from other real estate sales                                               2,303                1,815                803
                                                                             ----------           ----------           --------
Total EBITDA - real estate segment                                               47,965               39,804             50,559
                                                                             ==========           ==========           ========

TELECOM EBITDA:
---------------
EBITDA-EPIK                                                                    (146,531)             (18,649)            (3,120)
EBITDA-EPIK only, exc. restructuring
       and asset impairment                                                     (36,322)             (18,649)            (3,120)
EBITDA-Telecommunications                                                       (29,656)             (11,665)             2,150

IDENTIFIABLE ASSETS:
--------------------
Transportation-Railway                                                          386,601              374,471            361,144
Transportation-Trucking                                                           7,966                6,814              5,386
Realty                                                                          495,733              461,371            465,402
Telecommunications                                                              268,906              219,157             (3,346)
Corporate                                                                        41,464               49,725             82,292
                                                                             ----------           ----------           --------
                                                                              1,200,670            1,111,538            910,878
                                                                             ==========           ==========           ========

CAPITAL EXPENDITURES:
---------------------
Transportation-Railway                                                           32,576               31,992             24,834
Transportation-Trucking                                                           1,710                  616                101
Realty                                                                           56,845               61,982             72,477
Telecommunications                                                              155,471              177,544              6,060
Corporate                                                                           548                1,543              6,588
                                                                             ----------           ----------           --------
                                                                                247,150              273,677            110,060
                                                                             ==========           ==========           ========

DEPRECIATION & AMORTIZATION:
----------------------------
Transportation-Railway                                                           16,578               15,057             14,583
Transportation-Trucking*                                                            335                3,652                639
Realty                                                                           22,145               18,462             15,499
Telecommunications                                                               11,607                2,383                263
Corporate                                                                         2,803                2,176              1,846
                                                                             ----------           ----------           --------
                                                                                 53,468               41,730             32,830
                                                                             ==========           ==========           ========

*Includes amortization of goodwill of $-0-, $3,465,000 and $469,000 for 2001, 2000 and 1999, respectively.

(a) Included intersegment revenues of $5,276, $5,358 and $4,699 for the years ended December 31, 2001, 2000 and 1999, respectively.

(b) Included intersegment revenues of $230, $144 and $324 for the years ended December 31, 2001, 2000 and 1999, respectively.

9.  ACCRUED CASUALTY AND OTHER LIABILITIES

The Company is a defendant and plaintiff in various lawsuits resulting from its operations. In the opinion of management, adequate provision has been made in the financial statements for the estimated liability, which may result from disposition of such matters. The Company maintains comprehensive liability insurance for bodily injury and property claims, but also maintains a significant self-insured retention for these exposures, particularly at the Railway.

The Company is subject to proceedings and consent decrees arising out of historic disposal of fuel and oil used in the transportation business. It is the Company's policy to accrue environmental cleanup costs when it is probable that a liability has been incurred and an amount can be reasonably estimated. As assessments and cleanups proceed, these accruals are reviewed and adjusted.

The Company is participating, together with several other potentially responsible parties (PRPs), in the remediation of a site in Jacksonville, Florida pursuant to an agreement with the United States Environmental Protection Agency (USEPA). The site previously accepted waste oil from many businesses. The Company has accrued its estimated share of the total estimated cleanup costs for the site. Based upon management's evaluation, the Company does not expect to incur additional amounts, even though the Company may have joint and several liability.

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

FECR is one of several PRPs alleged to have contributed to the environmental contamination at and near the Miami International Airport. The allegations are contained in a lawsuit filed by Miami-Dade County but not officially served on the Railway. The Company does not currently possess sufficient information to reasonably estimate the amount of remediation liability, if any, it may have in regard to this matter. While the ultimate results of the claim against FECR cannot be predicted with certainty, based on information presently available, management does not expect that resolution of this matter will have a material adverse effect on the Company's financial position, liquidity or results of operation.

The Company monitors a small number of sites leased to others, or acquired by the Company or its subsidiaries. Based on management's ongoing review and monitoring of the sites, and the ability to seek contribution or indemnification from the PRPs, the Company does not expect to incur material additional costs, if any.

EPIK owns a site in Jacksonville, Florida at which field investigation indicates some contamination of soil and groundwater by petroleum products. EPIK is vigorously pursuing relief against PRPs, including a large petroleum and gasoline service company. Based on the information currently available, the Company does not believe the costs of remediation, even if borne by the Company, will be material.

It is difficult to quantify future environmental costs as many issues relate to actions by third parties or changes in environmental regulations. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity or results of operations of the Company.

EPIK is involved as a creditor in several bankruptcy proceedings involving certain of its customers.

10.  RETIREMENT PLANS

The Company sponsors three 401(k) plans. Contributions are at the employee's discretion with upper limits of 10.0 percent of compensation before taxes, subject to maximum limits imposed by the IRS ($10,500 in 2001), and an additional contribution up to 10.0 percent of after-tax compensation, also subject to maximum limits imposed by the IRS. Total contributions in 2001, including the Company's match if any, were limited by IRS regulations to $30,000.

401(K) PLAN FOR SALARIED EMPLOYEES

The amounts of matching contributions by the Company for this plan covering the years 2001, 2000 and 1999 were approximately $0.7 million, $0.4 million and $0.4 million, respectively. In accordance with the terms of the plan, the Company matched the employee's contributions $1.00 for $1.00 up to the first $1,200 contributed by the employee in 2001. For employee contributions in excess of $1,200, the Company matched $0.25 for every $1.00 in pretax employee contributions.

401(K) PLAN FOR HOURLY WAGE EMPLOYEES AND/OR EMPLOYEES COVERED BY COLLECTIVE BARGAINING AGREEMENT

This is a non-contributory plan that was instituted in April 1995.

401(K) PLAN FOR FLORIDA EXPRESS CARRIERS, INC.

The Company matched employee contributions $0.25 for each $1.00 contributed up to contributions totaling 6.0 percent of employee's compensation in 2001. The amounts of the Company's matching contributions were approximately $15,700, $20,693 and $19,000 for 2001, 2000 and 1999, respectively.

PENSION PLAN

The Company adopted a non-funded defined benefit plan covering nine previous officers of the Company in 1998. The benefits are based on years of service and the employee's compensation during the five years before retirement. The Company curtailed this plan in 1999, causing no additional benefits to accrue to covered officers. At December 31, 2001 and 2000, accrued liabilities were $3.7 million and $3.8 million, respectively, related to the contract benefit obligation. The Company incurred benefit cost, primarily related to interest, of $0.4 million and $0.3 million in 2001 and 2000, respectively

11.  COMPREHENSIVE INCOME

Comprehensive income (loss) is net income (loss) for the year plus the change in unrealized holding gains (losses) on available-for-sale securities, net of the related income tax benefits and reclassification adjustments. For the years ended December 31, 2001, 2000 and 1999, total comprehensive income (loss) was ($61,399), $25,454 and $39,879, respectively.

12.  STOCK-BASED COMPENSATION

The 1998 Stock Incentive Plan (the Plan), as amended, allows the Company to grant to employees and directors various stock awards, including stock options, which are granted at exercise prices not less than the fair market value at the date of grant and restricted stock. A maximum of 2.6 million shares was approved to be issued under the Plan. On December 31, 2001, options for 2,388,899 shares have been granted.

The stock options may be granted over a period not to exceed 10 years and generally vest from one to five years from the date of grant. The changes in outstanding options are as follows:

                                                                                                     WEIGHTED-AVERAGE EXERCISE
                                                                       SHARES UNDER OPTION                 PRICE PER SHARE
                                                                       -------------------           -------------------------
Balance at December 31, 1998                                                  651,872                          29.807
                                                                            =========                          ======

Granted                                                                       531,100                          32.277
Exercised                                                                     (32,000)                         29.807
                                                                            ---------                          ------

Balance at December 31, 1999                                                1,150,972                          30.959
                                                                            =========                          ======

Granted                                                                       436,470                          40.190
Exercised                                                                     (52,484)                         29.505
Forfeited                                                                    (139,730)                         31.822
                                                                            ---------                          ------
Balance at December 31, 2000                                                1,395,228                          33.214
                                                                            =========                          ======

Granted                                                                       760,105                          25.064
Exercised                                                                      (3,334)                         31.332
Forfeited                                                                      (3,500)                         36.821
                                                                            ---------                          ------
Balance at December 31, 2001                                                2,148,499                          30.338
                                                                            =========                          ======

Stock options outstanding and exercisable on December 31, 2001 are as follows:

                                                                                    WEIGHTED-AVERAGE           WEIGHTED-AVERAGE
RANGE OF EXERCISE                                                                    EXERCISE PRICE          REMAINING CONTRACTUAL
PRICES PER SHARE                                        SHARES UNDER OPTION            PER SHARE                LIFE IN YEARS
-----------------                                       -------------------         ----------------         ---------------------
Outstanding:
21.15-29.94                                                   1,348,572                  26.03                      9.11
29.95-39.75                                                     551,977                  36.25                      9.06
39.76-48.44                                                     247,950                  43.36                      9.21
                                                             ----------                 ------                     -----
                                                              2,148,499                  30.34                      9.11
Exercisable:
21.15-29.94                                                     457,781                  28.79                      9.07
29.95-39.75                                                     257,993                  35.20                      9.18
39.76-48.44                                                     108,753                  43.86                      9.21
                                                             ----------                 ------                     -----
                                                                824,527                  32.78                      9.12

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

The weighted-average fair value at date of grant for options granted during 2001, 2000 and 1999 was estimated at $8.37, $19.30 and $22.34 per share, respectively. The fair value of the option grants was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                                              2001           2000                 1999
                                                              ----           ----                 ----
         Expected dividend yield                              .37%           .28%                 .31%
         Expected volatility                                   37%            38%                  48%
         Risk-free interest rate                              4.4%           5.0%                 6.2%
         Expected term in years                                3.8            6.3                  6.3

If the Company had adopted the provisions of SFAS No. 123, reported net income and earnings per share would have been as follows:

                                                    52 WEEKS ENDED       52 weeks ended        52 weeks ended
                                                    ---------------      ---------------       --------------
                                                       12/31/01              12/31/00             12/31/99
                                                    ---------------      ---------------       --------------
         Net Income (Loss) (in thousands)              (66,078)               20,091                36,642
         Earnings Per Share:
           Basic                                        ($1.82)               $0.55                 $1.01
           Diluted                                      ($1.82)               $0.55                 $1.00

During 2001 and 2000, the Company also awarded 12,300 and 11,500 shares, respectively, of restricted stock under the Plan, with a weighted-average fair value at the date of grant of $30.53 and $38.27, respectively, per share. Substantially all of these restricted shares vest ratably over five years of continued employment. Compensation expense related to this award was $663,000 and $304,000 for 2001 and 2000, respectively.

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)
(dollars in thousands, except per share amounts)

                                                                2001                                        2000
                                              ----------------------------------------    ----------------------------------------
                                              Dec. 31   Sept. 30    June 30    Mar. 31    Dec. 31   Sept. 30    June 30    Mar. 31
                                              -------   --------    -------    -------    -------   --------    -------    -------
         Operating Revenues                    75,761    74,934      80,249     67,899     75,673     70,145     65,299     65,159
         Operating Expenses                   186,415    70,766      76,291     63,685     68,112     65,564     54,497     52,919
         Net Interest Income
         (Expense)                             (3,070)   (1,468)        502       (141)       338        746        563      1,187
         Other Income                           1,178       471         364        663      1,749        496        (65)     2,818
         Net Income                           (69,088)    1,968       2,864      2,870      5,787      2,099      7,033     10,839
         Diluted Net Income Per Share          ($1.90)    $0.05       $0.08      $0.08      $0.16      $0.06      $0.19      $0.29

14.  OTHER INCOME
(dollars in thousands)

                                                                                2001          2000          1999
                                                                               -----         -----        ------
         Dividend Income                                                           -         2,581         1,072
         Pipe & Wire Crossings/Signboards                                      2,265         1,577         1,189
         Gain (Loss) on Investments                                               47          (438)       (1,517)
         Other (net)                                                             364         1,278          (124)
                                                                               -----         -----        ------
                                                                               2,676         4,998           620
                                                                               =====         =====        ======

15.  DEBT AND OTHER COMMITMENTS

In September 2001, Flagler issued $87 million of mortgage notes due October 1, 2008. At December 31, 2001, approximately $86.9 million was outstanding on these notes. The notes are collateralized by buildings and properties having a carrying value at December 31, 2001 of approximately $94 million, net of accumulated depreciation of $21 million. Blended interest and principal repayments on the notes are payable monthly based on a fixed 6.95 percent weighted-average interest rate on the outstanding principal amount of the mortgage notes and a thirty-year amortization period. The net proceeds were used to repay existing indebtedness under the Company's revolving credit facility.

In June 2001, Flagler issued $160 million of mortgage notes due July 2011. At December 31, 2001, $159.3 million was outstanding on these notes. The notes are collateralized by buildings and properties having a carrying value at December 31, 2001 of approximately $139 million, net of accumulated depreciation of $51 million. Blended interest and principal repayments on the notes are payable monthly based on a fixed 7.39 percent weighted-average interest rate on the outstanding principal amount of the mortgage notes and a thirty-year amortization period. The net proceeds were used to repay existing indebtedness under the Company's revolving credit facility.

The annual maturities of long-term debt at December 31, 2001, excluding outstanding borrowing under the Company's revolving credit agreement, are as follows:

                  YEAR                                  AMOUNT
                  ----                                  ------
                  2002                             $  2,457,000
                  2003                                2,652,000
                  2004                                2,844,000
                  2005                                3,057,000
                  2006                                3,285,000
                  Thereafter                        231,946,000

The Company has a $300 million revolving credit agreement with certain financial institutions, for which the Company presently pays (quarterly) commitment fees, as applicable under the agreement, at a range of 20-50 basis points. The borrowings under the credit agreement are secured by the capital securities of FECR, FLX and the Class A shares of EPIK. The Company's revolving credit agreement contains various covenants which, among other things, require the maintenance of certain financial ratios related to fixed charge coverage and maximum leverage; establish minimum levels of net worth; establish limitations on indebtedness, certain types of payments, including dividends, liens and investments; and limit the use of proceeds of asset sales. Some of the above covenants provide specific exclusion of EPIK's financial results, as well as exclusion of certain financing and investing activities at Flagler. Borrowings under the credit agreement bear interest at variable rates linked to the LIBOR Index. Interest on borrowings is due and payable on the "rollover date" for each draw. Outstanding borrowings can be paid at any time by the borrower, or at the conclusion of the facility's term (March 31, 2004). At December 31, 2001, there were $39 million of direct borrowings outstanding under the facility at an average interest rate of approximately 2.75 percent. Such borrowings would be payable in year 2004 unless the agreement was extended.

The Company is obligated under several non-cancelable operating leases covering its facilities and equipment. The lease terms are from 4 to 7 years. Future minimum payments under the leases are as follows:

             YEAR                                   AMOUNT
             ----                                   ------
             2002                              $14,200,000
             2003                               15,831,000
             2004                               11,889,000
             2005                               11,910,000
             2006                                9,076,000
             Thereafter                        159,571,000

At December 31, 2001, the Company had commitments for letters of credit outstanding in the amount of $12.6 million, primarily as collateral on certain real estate properties.

The fair value of the Company's mortgage notes and revolving credit agreement are estimated based on current rates available to the Company for debt of the same remaining maturities. At December 31, 2001, the Company considers the carrying value of the mortgage notes and its revolving credit agreement to be a reasonable estimation of their fair value.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions "Election of Directors-Nominees," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Executive Employment Agreements," in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the Proxy Statement), containing the information required by this
Item 10 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions "Compensation Committee Report," "Compensation of Executive Officers," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Executive Employment Agreements," "Change in Control Agreements," "Compensation of Directors," and "Performance Graph" in the Proxy Statement contains the information required in this Item 11 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

(b) REPORTS ON FORM 8-K

    1. The Registrant furnished information under Item 9 on Form 8-K on February 14, 2001, reporting information the Registrant elected to disclose through Form 8-K pursuant to Regulation FD. The information concerned a presentation to be made by Mr. Robert W. Anestis, Chairman, President and Chief Executive Officer of Florida East Coast Industries, Inc. at the Deutsche Banc Alex Brown Global Transportation Conference, held February 14-16, 2001 at the Ritz Carlton, Naples, Florida.

                       FLORIDA EAST COAST INDUSTRIES, INC.

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE
                                  [ITEM 14(A)]


                                                              Reference
                                                              ---------
                                                              Form 10-K
                                                              ---------
                                                              Page Nos.
                                                              ---------
Consolidated Statements of Income for each of the
three years ended December 31, 2001                              43

Consolidated Balance Sheets at December 31, 2001 and 2000        44

Consolidated Statements of Changes in Shareholders' Equity
and Comprehensive Income for each of the three years in the
period ended December 31, 2001                                   45

Consolidated Statements of Cash Flows for each of the
three years in the period ended December 31, 2001                46

Notes to Consolidated Financial Statements                       47-62

Independent Auditors' Report                                     42

Financial Statement Schedule:
 III-Real Estate and Accumulated Depreciation                    70-71

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

                       FLORIDA EAST COAST INDUSTRIES, INC.

                                INDEX TO EXHIBITS
                                 (ITEM 13[A] 3.)


                                                                                                    PAGE
S-K ITEM 601                              DOCUMENTS                                                NUMBERS
------------                              ---------                                                -------
(3) (i)              Amended and Restated Articles of Incorporation                                         *

(3) (ii)             Amended and Restated By-Laws                                                           *

(4)                  Stock Purchase Rights                                                                  #

(10) (a)             Employment Agreement, Change in Control Agreement, Basic
                     Stock Option Agreement and Restricted Stock Agreement dated
                     December 11, 2001, with a commencement date of January 2,
                     2002, between FECI and Bradley D. Lehan                                             ****

(10) (b)             Credit and Pledge Agreements, as amended, dated March 22,
                     2001, between Florida East Coast Industries, Inc., Bank of
                     America, N.A., First Union National Bank and SunTrust Bank                            **

(10) (c)             Distribution and Recapitalization Agreement                                           ##

(10) (d)             Shareholders' Agreement dated as of October 26, 1999 among
                     Alfred I. duPont Testamentary Trust, Nemours Foundation and
                     Florida East Coast Industries, Inc.                                                  ###

(10) (e)             Various Promissory Notes and Mortgage Security Agreements
                     dated June 28, 2001 and September 27, 2001, covering certain
                     Flagler buildings at various office parks                                            ***

(10) (f)             FECI 1998 Stock Incentive Plan document                                             ****

(10) (g)             Representative "Change in Control Agreement" between FECI and
                     certain FECI Executive Officers                                                    *****

(20)                 Shareholders' letters dated October 9, 2000, with attached
                     Summary of Rights Plan-Term Sheet                                                     **

(21)                 Subsidiaries of Florida East Coast Industries, Inc.                                   68

(23)                 Independent Auditors' Consent Letter                                                  72

(24)                 Power of Attorney                                                                     69

*Amended and Restated Articles of Incorporation and Amended and Restated By-Laws of the Registrant, incorporated by reference to Appendices D and E, respectively, to the definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 4, 2000 (Registration No. 001-08728).

**These documents filed on Form 10-K with the Securities and Exchange Commission on March 30, 2001 and March 26, 2002.

***These documents filed on Form 10-Q with the Securities and Exchange Commission on August 14, 2001 and November 8, 2001.

****These documents filed on Form 10-K with the Securities and Exchange Commission on March 26, 2002.

*****This document filed on Form 10-Q with the Securities and Exchange Commission on November 8, 2001.

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

                                   SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2002.

FLORIDA EAST COAST INDUSTRIES, INC.
-----------------------------------
          (Registrant)


By: /s/ Richard G. Smith
   ----------------------------------------------------
   Richard G. Smith, Executive Vice President
   and Chief Financial Officer

    /s/ Mark A. Leininger
   ----------------------------------------------------
   Mark A. Leininger
   Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

R.W. Anestis*                                          Heidi J. Eddins*
-------------------------------------------------      ---------------------------------------------------------
R.W. Anestis, Chairman, President, Chief               Heidi J. Eddins, Executive Vice President, General
Executive Officer and Director                         Counsel and Secretary


R.S. Ellwood*                                          J.N. Fairbanks*
-------------------------------------------------      ---------------------------------------------------------
R.S. Ellwood, Director                                 J.N. Fairbanks, Director


D.M. Foster*                                           A.C. Harper*
-------------------------------------------------      ---------------------------------------------------------
D.M. Foster, Director                                  A.C. Harper, Director


A. Henriques*                                          G.H. Lamphere*
-------------------------------------------------      ---------------------------------------------------------
A. Henriques, Director                                 G.H. Lamphere, Director


J. Nemec*                                              H.H. Peyton*
-------------------------------------------------      ---------------------------------------------------------
J. Nemec, Director                                     H.H. Peyton, Director


W.L. Thornton*
-------------------------------------------------
W.L. Thornton, Director


Date: March 15, 2002
      --------------
*Such signature has been affixed pursuant to Power of Attorney.

21. Listing of parent and subsidiaries wholly owned, unless otherwise noted, by Florida East Coast Industries, Inc. as of December 31, 2001:


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

Flagler Development Company                                          Florida

Gran Central - Deerwood North, L.L.C.                                Delaware
 (100% owned by Flagler Development Company)

Florida Express Carriers, Inc.                                       Florida

Florida Express Logistics, Inc.                                      Florida
(100% owned by Florida Express Carriers, Inc.)

EPIK Communications Incorporated
(100% common stock owned by Florida East Coast
Industries; 100% preferred stock owned by Florida East
Coast Railway)                                                       Delaware

EPIK Leasing Company                                                 Delaware
(100% owned by EPIK Communications Incorporated)

                                POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENT, that each of the undersigned Directors of Florida East Coast Industries, Inc., a Florida corporation ("Corporation"), which is about to file with the Securities and Exchange Commission, Washington, D.C. 20549, under the provisions of the Securities Exchange Act of 1934, as amended, a Report on Form 10-K for the fiscal year ended December 31, 2001, hereby constitutes and appoints R.W. Anestis and Heidi J. Eddins as his true and lawful attorneys-in-fact and agent, and each of them with full power to act, without the other in his stead, in any and all capacities, to sign the 2001 Report of Florida East Coast Industries, Inc., on Form 10-K and to file on behalf of the Corporation such Report and amendments with all exhibits thereto, and any and all other information and documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agent, and each of them, full power and authority to do and perform any and all acts and things requisite and ratifying and confirming all that each said attorneys-in-fact and agent or any one of them, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, the undersigned have hereunto set their hands on the date indicated below:

/s/ R. W. Anestis                     /s/ Heidi J. Eddins
------------------------------------  ------------------------------------------
R.W. Anestis, Chairman, President,    Heidi J. Eddins, Executive Vice President,
Chief Executive Officer and Director  General Counsel and Secretary

/s/ R.S. Ellwood                      /s/ J.N. Fairbanks
------------------------------------  ------------------------------------------
R.S. Ellwood, Director                J.N. Fairbanks, Director

/s/ D.M. Foster                       /s/ A.C. Harper
------------------------------------  ------------------------------------------
D.M. Foster, Director                 A.C. Harper, Director

/s/ A. Henriques                      /s/ G.H. Lamphere
------------------------------------  ------------------------------------------
A. Henriques, Director                G.H. Lamphere, Director

/s/ J. Nemec                          /s/ H.H. Peyton
------------------------------------  ------------------------------------------
J. Nemec, Director                    H.H. Peyton, Director

/s/ W.L. Thornton
------------------------------------
W.L.Thornton, Director


Date:  March 15, 2002
       --------------

                       FLORIDA EAST COAST INDUSTRIES, INC.
     SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND ACCUMULATED DEPRECIATION
                        DECEMBER 31, 2001, 2000 AND 1999
                             (dollars in thousands)

                                   Initial Cost to Company   Carried at Close of Period
                                   -----------------------   --------------------------


                                                                                                                    Depreciable
                                                                                                                    -----------
                                                                                                                     Life Used
                                                                                                                     ---------
                                             Costs                                                                 In Calculation
                                             -----                                                                 --------------
                                          Capitalized                                                      Date         in
                                          -----------                                                      ----         --
                                        Subsequent to  Land & Land  Buildings and          Accumulated  Capitalized Latest Income
                                        -------------  -----------  -------------          -----------  ----------- -------------
              Description           Land  Acquisition  Improvements  Improvements   Total  Depreciation or Acquired   Statement
              -----------           ----  -----------  ------------  ------------   -----  ------------ -----------   ---------
    Duval County

    Office Building                 1,713      125,009       19,504        107,218 126,722       24,896    1985    3 to 40 years
    Office/Showroom/Warehouses        362       41,051        5,974         35,439  41,413       12,531    1987    3 to 40 years
    Office/Warehouses                 332       11,438        3,834          7,936  11,770        2,618    1994    3 to 40 years
    Front Load Warehouse               19        3,080          347          2,752   3,099          542    1998    3 to 40 years
    Rail Warehouse                     18        2,885          326          2,577   2,903          535    1998    3 to 40 years
    Land w/Infrastructure           1,493       12,945       13,558            880  14,438        2,222  Various   3 to 40 years
    Unimproved Land & Misc. Assets  6,126          290        6,416              -   6,416            -    1998    3 to 40 years

    St. Johns County
    Unimproved Land                   801        3,282        4,083              -   4,083            4  various     15 years

    Flagler County
    Unimproved Land                   997        3,512        4,509              -   4,509           11  various     15 years

    Volusia County
    Unimproved Land                 1,606        3,807        5,413              -   5,413           31  various     15 years

    Brevard County
    Unimproved Land                 4,014        7,363       11,377              -  11,377            -  various     15 years

    Indian River County
    Unimproved Land                     1            -            1              -       1            -  various     15 years

    St. Lucie County
    Unimproved Land                   398          245          643              -     643            -  various     15 years

    Martin County
    Land w/ Infrastructure            390        2,949        3,339              -   3,339          391  various     15 years
    Unimproved Land                     1            -            1              -       1            -  various     15 years

    Okeechobee County
    Unimproved Land                     2            -            2              -       2            -  various     15 years

    Putnam County
    Unimproved Land                     2            -            2              -       2            -  various     15 years

    Palm Beach County
    Unimproved Land                   125           48          173              -     173            -  various     15 years

    Broward County
    Rail Warehouse                     26        2,776           26          2,776   2,802            9    1986    3 to 40 years
    Land w/ Infrastructure          1,289            -        1,289              -   1,289            -    1992    3 to 40 years
    Unimproved Land                 3,171        6,156        9,327              -   9,327            -  various   3 to 40 years

    Manatee County
    Unimproved Land                    72            1           73              -      73            -  various     15 years

                       FLORIDA EAST COAST INDUSTRIES, INC.
     SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND ACCUMULATED DEPRECIATION
                        DECEMBER 31, 2001, 2000 AND 1999
                             (dollars in thousands)

                              Initial Cost to Company          Carried at Close of Period
                              -----------------------          --------------------------
                                                                                                                      Depreciable
                                                                                                                      -----------
                                                                                                                       Life Used
                                                                                                                       ---------
                                           Costs                                                                    in Calculation
                                           -----                                                                    --------------
                                        Capitalized                                                       Date            in
                                        -----------                                                       ----            --
                                       Subsequent to Land & Land  Buildings and           Accumulated  Capitalized   Latest Income
                                       ------------- -----------  -------------           -----------  -----------   -------------
         Description            Land    Acquisition  Improvements Improvements   Total   Depreciation  or Acquired     Statement
         -----------            ----    -----------  ------------ ------------   -----   ------------  -----------     ---------
Dade County

Double Front Load Warehouse        727         6,607        2,058        5,276     7,334       2,211    1993    3 to 40 years
Rail Warehouses                  1,373        13,127        3,908       10,592    14,500       4,456    1988    3 to 40 years
Office/Showroom/Warehouses       1,744        19,280        5,827       15,197    21,024       7,202    1988    3 to 40 years
Office Building                    840         8,486          841        8,485     9,326         696    2000    3 to 40 years
Office/Warehouses                3,456        41,383        9,052       35,787    44,839       7,595    1990    3 to 40 years
Front Load Warehouses            3,089        24,624        8,773       18,940    27,713       7,757    1991    3 to 40 years
Office/Service Center              254         3,057          899        2,412     3,311         817    1994    3 to 40 years
Transit Warehouse                  347         5,026          527        4,846     5,373         460  various   3 to 40 years
Land w/Infrastructure            9,079        12,138       20,426          791    21,217       2,311  various   3 to 40 years
Unimproved Land & Misc.
Assets                           5,071        11,972       17,043            -    17,043           2  various   3 to 40 years

Orange County
Office Building                    367        57,979        5,421       52,925    58,346       6,483    1998    3 to 40 years
Office/Showroom/Warehouses         195        20,905       18,220        2,880    21,100       2,958    1998    3 to 40 years
Land w/Infrastructure              130         1,797        1,818          109     1,927         110    1995    3 to 40 years
Unimproved Land &
Misc. Assets                     9,367         7,560       16,927            -    16,927           -    1999    3 to 40 years
                              --------   -----------  -----------     --------  --------  ----------
           TOTALS               58,997       460,778      201,957      317,818   519,775      86,848
                              ========   ===========  ===========     ========  ========  ==========

Notes:

(A) The aggregate cost of real estate owned at December 31, 2001 for federal income tax purposes is approximately $434,223.
(B) Reconciliation of real estate owned (dollars in thousands):

                                        2001                     2000                      1999
                                        ----                     ----                      ----
Balance at Beginning of Year         477,299                  427,448                   418,502
Amounts Capitalized                   55,955                   64,633                    73,761
Amounts Retired or Adjusted          (13,479)                 (14,782)                  (64,815)
                                ------------               ----------              ------------
Balance at Close of Period           519,775                  477,299                   427,448
                                ============               ==========              ============

(C) Reconciliation of accumulated depreciation (dollars in thousands):

Balance at Beginning of Year          68,647                    52,770                   51,987
Depreciation Expense                  19,670                    16,028                   14,064
Amounts Retired or Adjusted           (1,469)                     (151)                 (13,281)
                                ------------               -----------              -----------
Balance at Close of Period            86,848                    68,647                   52,770
                                ============               ===========              ===========

Exhibit 23

                          Independent Auditors' Consent

The Board of Directors
Florida East Coast Industries, Inc.:

We consent to incorporation by reference in the registration statement (No. 333-53144) on Form S-8 of Florida East Coast Industries, Inc. of our report dated February 8, 2002, relating to the consolidated balance sheets of Florida East Coast Industries, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for the three years ended December 31, 2001, and the related schedule, which report appears in the December 31, 2001 Annual Report on Form 10-K of Florida East Coast Industries, Inc.



                                       KPMG LLP

Jacksonville, Florida
March 26, 2002