Form 10-Q
period 2002-03-31
FLORIDA EAST COAST INDUSTRIES INC
filed 2002-05-03
CIK 740796

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

           For the transition period from             to
                                          -----------    -------------

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

                                 Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              CLASS                          OUTSTANDING AT MARCH 31, 2002
              -----                          -----------------------------
Class A Common Stock-no par value                  16,922,420 shares
Class B Common Stock-no par value                  19,609,216 shares

                       FLORIDA EAST COAST INDUSTRIES, INC.


                                     PART I

                              FINANCIAL INFORMATION




                                      INDEX                                          PAGE NUMBERS
                                      -----                                          ------------

ITEM 1.  FINANCIAL STATEMENTS

              Consolidated Balance Sheets -
                  March 31, 2002 and December 31, 2001                                       2

              Consolidated Statements of Income -
                  Quarters ended March 31, 2002 and 2001                                     3

              Consolidated Statements of Cash Flows -
                  Quarters ended March 31, 2002 and 2001                                     4

              Notes to Consolidated Financial Statements                                     5-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Comparison of First Quarter 2002 versus First Quarter 2001                     10-12

              Changes in Financial Condition, Liquidity and Capital Resources                13

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                          14



                                     PART II

                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS                                                                   14
ITEM 5.  OTHER INFORMATION                                                                   14-16

                       FLORIDA EAST COAST INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                                        MARCH 31          DECEMBER 31
                                                                                          2002               2001
                                                                                       ----------         ----------
                                                                                      (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                 2,453             14,089
  Accounts receivable (net)                                                                32,253             31,219
  Income tax receivable                                                                     7,563             10,105
  Materials and supplies                                                                    3,795              3,703
  Other current assets                                                                     23,081             22,545
                                                                                       ----------         ----------
    Total current assets                                                                   69,145             81,661

PROPERTIES, LESS ACCUMULATED DEPRECIATION                                               1,062,220          1,064,899

OTHER ASSETS AND DEFERRED CHARGES                                                          51,550             54,110
                                                                                       ----------         ----------
TOTAL ASSETS                                                                            1,182,915          1,200,670
                                                                                       ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                         45,739             58,202
  Short-term debt                                                                           2,502              2,457
  Accrued casualty and other reserves                                                       2,160              1,987
  Other accrued liabilities                                                                20,434             16,746
                                                                                       ----------         ----------
    Total current liabilities                                                              70,835             79,392

DEFERRED INCOME TAXES                                                                     103,084            103,673

LONG-TERM DEBT                                                                            277,141            282,784

ACCRUED CASUALTY AND OTHER LONG-TERM LIABILITIES                                           48,923             50,652

SHAREHOLDERS' EQUITY:
  Common Stock:                                                                            66,579             66,533
  Class A Common Stock; no par value; 50,000,000 shares authorized; 17,721,504 shares issued and 16,922,420 shares outstanding at March 31, 2002, and
   17,720,687 shares issued and 16,921,603 outstanding at December 31, 2001
  Class B Common Stock, no par value; 100,000,000 shares authorized; 19,609,216 shares issued and outstanding at March 31, 2002 and at December 31, 2001
  Retained earnings                                                                       627,017            628,346
  Restricted stock deferred compensation                                                   (1,309)            (1,355)
  Treasury stock at cost (799,084 shares)                                                  (9,355)            (9,355)
                                                                                       ----------         ----------
    Total shareholders' equity                                                            682,932            684,169
                                                                                       ----------         ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              1,182,915          1,200,670
                                                                                       ==========         ==========

(See accompanying notes)

                       FLORIDA EAST COAST INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per share amounts)
                                   (Unaudited)





                                               Quarter Ended March 31
                                              2002                2001
                                          -----------         -----------

Operating Revenues                             75,217              67,899

Operating Expenses                            (73,438)            (63,685)
                                          -----------         -----------

Operating Profit                                1,779               4,214

Interest Expense                               (4,715)               (141)
Other Income                                    2,260                 663

Income (loss) before Income Taxes                (676)              4,736
Provision for Income Taxes                        260              (1,866)
                                          -----------         -----------

Net Income (Loss)                                (416)              2,870
                                          ===========         ===========


Earnings (loss) per share-basic           $     (0.01)        $      0.08
Earnings (loss) per share-diluted         $     (0.01)        $      0.08

Average shares outstanding-basic           36,439,329          36,389,628
Average shares outstanding-diluted         36,439,329          36,684,572


(See accompanying notes)

                       FLORIDA EAST COAST INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)

                                                                       QUARTER ENDED MARCH 31
                                                                       -----------------------
                                                                         2002            2001
                                                                       -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                       (416)          2,870
  Adjustments to reconcile net income to cash generated
    by operating activities:
    Depreciation and amortization                                       16,410          11,483
    Gain on sales and other disposition of properties                   (1,973)         (1,182)
    Deferred taxes                                                        (589)         (1,453)
    Stock compensation plans                                               138             210
                                                                       -------         -------
                                                                        13,570          11,928

Changes in operating assets and liabilities:
  Accounts receivable                                                   (1,034)         (2,560)
  Other current assets                                                    (628)         (7,943)
  Other assets and deferred charges                                      1,787          (3,400)
  Accounts payable                                                     (12,463)          9,886
  Income taxes receivable/payable                                        2,542          (2,027)
  Other current liabilities                                              3,688           2,848
  Accrued casualty and other long-term liabilities                      (1,556)         (5,181)
                                                                       -------         -------
                                                                        (7,664)         (8,377)

Net cash generated by operating activities                               5,906           3,551

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                            (14,101)        (94,371)
  Purchase of investments:
    Available-for-sale                                                      --           9,211
  Proceeds from disposition of assets                                    3,116           2,010
                                                                       -------         -------
Net cash used in investing activities                                  (10,985)        (83,150)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of options                                         --              11
  Purchase of common stock                                                 (46)            (89)
  Proceeds from line of credit                                              --          92,000
  Payment of mortgage debt                                                (598)             --
  Payment of long-term debt                                             (5,000)             --
  Payment of dividends                                                    (913)           (913)
                                                                       -------         -------
Net cash used in financing activities                                   (6,557)         91,009

NET INCREASE/DECREASE IN CASH AND CASH EQUIVALENTS                     (11,636)         11,410
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          14,089          18,444
                                                                       -------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               2,453          29,854
                                                                       =======         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash (received)/paid for income taxes                                 (2,542)          5,350
                                                                       =======         =======
  Cash paid for interest                                                 4,690           2,445
                                                                       =======         =======

(See accompanying notes)

                       FLORIDA EAST COAST INDUSTRIES, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  General

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements reflect all accruals and adjustments considered necessary to present fairly the financial position as of March 31, 2002 and December 31, 2001, and the results of operations and cash flows for the three-month periods ended March 31, 2002 and 2001. Results for interim periods may not necessarily be indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

NOTE 2. Commitments and Contingencies

The Company is a defendant and plaintiff in various lawsuits resulting from its operations. In the opinion of management, adequate provision has been made in the financial statements for the estimated liability, which may result from disposition of such matters. The Company maintains comprehensive liability insurance for bodily injury and property claims, but also maintains a significant self-insured retention for these exposures, particularly at Florida East Coast Railway (FECR).

The Company is subject to proceedings and consent decrees arising out of historic disposal of fuel and oil used in the transportation business. It is the Company's policy to accrue environmental cleanup costs when it is probable that a liability has been incurred and an amount can be reasonably estimated. As assessments and cleanups proceed, these accruals are reviewed and adjusted.

The Company is participating, together with several other potentially responsible parties (PRPs), in the remediation of a site in Jacksonville, Florida, pursuant to an agreement with the United States Environmental Protection Agency (USEPA). The site previously accepted waste oil from many businesses. The Company has accrued its estimated share of the total estimated cleanup costs for the site. Based upon management's evaluation, the Company does not expect to incur additional amounts, even though the Company may have joint and several liability.

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

EPIK Communications Incorporated (EPIK) owns a site in Jacksonville, Florida, at which field investigation indicates some contamination of soil and groundwater by petroleum products. EPIK is vigorously pursuing relief against PRPs, including a large petroleum and gasoline service company. Based on the information currently available, the Company does not believe the costs of remediation, even if borne by the Company, will be material.

It is difficult to quantify future environmental costs as many issues relate to actions by third parties or changes in environmental regulations. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity or results of operations of the Company.

NOTE 3.  Comprehensive Income (Loss)

Comprehensive income (loss) for the three months ended March 31, 2002 and 2001 was ($0.4) and $3.1 million, respectively. The 2001 amount differs from net income due to changes in the net unrealized holding gains/losses generated from available-for-sale securities.

NOTE 4.  Earnings Per Share

The diluted weighted-average number of shares includes the net shares that would be issued upon the exercise of "in the money" stock options using the treasury stock method.

NOTE 5.  Dividends

On February 26, 2002, the Company declared a dividend of $0.025 (2 1/2 cents) per share on its outstanding common stock, payable March 26, 2002, to shareholders of record March 12, 2002.

NOTE 6.  Other Income

                                                  THREE MONTHS ENDED
                                                ---------------------
         (dollars in thousands)                 3/31/02       3/31/01
                                                -------       -------
         Pipe & Wire Crossings/Signboards         2,451          435
         Gain (Loss) on Investments                  --           (3)
         Other (net)                               (191)         231
                                                 ------         ----
                                                  2,260          663
                                                 ======         ====

NOTE 7.  Debt

The Company has a $300 million revolving credit agreement with certain financial institutions, for which the Company presently pays (quarterly) commitment fees, as applicable under the agreement, at a range of 20-50 basis points. The borrowings under the credit agreement are secured by the capital securities of FECR, FLX and the Class A shares of EPIK. The Company's revolving credit agreement contains various covenants which, among other things, require the maintenance of certain financial ratios related to fixed charge coverage and maximum leverage; establish minimum levels of net worth; establish limitations on indebtedness, certain types of payments, including dividends, liens and investments; and limit the use of proceeds of asset sales. Some of the above covenants provide specific exclusion of EPIK's financial results, as well as exclusion of certain financing and investing activities at Flagler Development Company (Flagler). Borrowings under the credit agreement bear interest at variable rates linked to the LIBOR Index. Interest on borrowings is due and payable on the "rollover date" for each draw. Outstanding borrowings can be paid at any time by the borrower, or at the conclusion of the facility's term (March 31, 2004). At March 31, 2002, there were $34 million of direct borrowings outstanding under the facility at an average interest rate of approximately 2.65 percent.

During 2001, Flagler issued $247 million mortgage notes with $160 million due July 2011 and $87 million due October 1, 2008. At March 31, 2002, $245.6 million was outstanding on these notes. These notes are collateralized by certain buildings and properties. Blended interest and principal repayment on the notes is payable monthly based on a fixed 7.39 percent and 6.95 percent weighted-average interest rate, respectively, for each note offering, on the outstanding principal amount of the mortgage notes and a thirty-year amortization period. The net proceeds were used in 2001 to repay existing indebtedness under the Company's revolving credit facility.

NOTE 8. Restructuring Charges

During the fourth quarter of 2001, EPIK recorded $12.1 million of restructuring charges related to the termination benefits of 105 management and other employees and termination costs of certain collocation and commercial realty leases. At March 31, 2002, the restructuring liabilities were $8.2 million, the decrease primarily resulting from payments of termination benefits.

NOTE 9.  Segment Information

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131). Under the provisions of SFAS 131, the Company has four reportable operating segments all within the same geographic area. These are the railway segment, trucking segment, realty segment, and the telecommunications segment.

The railway segment, a part of Florida East Coast Railway, L.L.C. (FECR), provides rail freight transportation along the east coast of Florida between Jacksonville and Miami. The trucking segment is operated by Florida Express Carriers, Inc. (FLX), which provides truckload transportation for a wide range of general commodities primarily in the southeast United States. The realty segment, Flagler Development Company (Flagler), is engaged in the development, leasing, management, operation and selected sale of commercial and industrial property. EPIK Communications Incorporated (EPIK), based in Orlando, Florida, operates as a carriers' carrier, providing wholesale carrier services including bandwidth (private lines), wave services, Internet protocol services, collocation and dark fiber.

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

The Company evaluates the railway and trucking segments' performance based on operating profit or loss from operations before other income and income taxes. Operating profit is operating revenue less directly traceable costs and expenses. The Company evaluates the realty segment based on EBITDA and operating profit. The Company evaluates the telecommunications segment's performance, specifically EPIK's, based on EBITDA and more broadly (i.e., the segment inclusive of right-of-way leases) by operating profit or loss. EBITDA is defined as earnings before net interest expense, income taxes, depreciation and amortization.

Intersegment revenues for transactions between the railway and trucking segments are based on quoted rates, which are believed to approximate the cost that would have been incurred had similar services been obtained from or provided to an unrelated third party.

The Company's reportable segments are strategic business units that offer different products and services and that are managed separately.

INFORMATION BY INDUSTRY SEGMENT:

 (dollars in thousands)                          3/31/02         3/31/01
                                                 -------         -------

OPERATING REVENUES
  Railway (a)                                     40,938          39,782
  Trucking                                         9,118           7,579
  Realty:
    Flagler Realty Rental (b)                     15,675          15,041
    Flagler Realty Sales                           2,551           2,009
    Other Rental                                     846             813
    Other Sales                                      565              --
                                                 -------         -------
  Total Realty                                    19,637          17,863
  Telecommunications:
     EPIK Communications                           5,441           2,597
     Right-of-way Leases                           1,572           1,569
                                                 -------         -------
  Total Telecommunications                         7,013           4,166
  Total Revenues (segment)                        76,706          69,390
     Intersegment Revenues                        (1,489)         (1,491)
                                                 -------         -------
  Total Revenues (consolidated)                   75,217          67,899

OPERATING EXPENSES
  Railway (c)                                     31,236          29,461
  Trucking (d)                                    10,875           8,554
  Realty:
    Flagler Realty Rental                         12,618          11,876
    Flagler Realty Sales                           1,143             853
    Other Rental                                   1,159             760
    Other Sales                                       --              --
                                                 -------         -------
  Total Realty                                    14,920          13,489
  Telecommunications:
     EPIK Communications                          15,925          12,105
     Right-of-way Leases                              38              34
                                                 -------         -------
  Total Telecommunications                        15,963          12,139
  Corporate General & Administrative (e)           1,933           1,533
                                                 -------         -------
  Total Expenses (segment)                        74,927          65,176
     Intersegment Expenses                        (1,489)         (1,491)
                                                 -------         -------
  Total Expenses (consolidated)                   73,438          63,685

OPERATING PROFIT (LOSS)
  Railway                                          9,702          10,321
  Trucking                                        (1,757)           (975)
  Realty                                           4,717           4,374
  Telecommunications                              (8,950)         (7,973)
  Corporate General & Administrative              (1,933)         (1,533)
                                                 -------         -------
  Segment & Consolidated Operating Profit          1,779           4,214

Interest Expense                                  (4,715)           (141)
Other Income (Expense)                             2,260             663
                                                 -------         -------
                                                  (2,455)            522
Income (loss) before Taxes                          (676)          4,736

Provision for Income Taxes                           260          (1,866)
                                                 -------         -------

NET INCOME (LOSS)                                   (416)          2,870
                                                 =======         =======

EBITDA BY INDUSTRY SEGMENT: (f) (g)

(dollars in thousands)                                                   3/31/02         3/31/01
                                                                         -------         -------

RAILWAY EBITDA**
FECR EBITDA                                                               18,961          16,906
Less:
  EBITDA from other realty rental and sales                                  998             607
  EBITDA from right-of-way leases                                          1,572           1,569
  EBITDA from FECR other income                                            2,455             650
                                                             -----------------------------------
Railway segment EBITDA (g)                                                13,936          14,080
                                                             ===================================

REALTY EBITDA
EBITDA from Flagler operating properties rents                            10,076          10,199
EBITDA from real estate services                                              --              --
EBITDA (loss) from Flagler land rents/holding costs                         (796)           (683)
Equity pickups on partnership rents                                          562             172
Less: unallocated corporate overhead                                      (1,225)         (1,257)
                                                             -----------------------------------
EBITDA from Flagler rental properties, net of overheads                    8,617           8,431

EBITDA from Flagler real estate sales, net of overheads                    1,408           1,156
                                                             -----------------------------------

Total EBITDA - Flagler (g)                                                10,025           9,587
                                                             -----------------------------------

EBITDA from other rental                                                    (303)             63
EBITDA from other real estate sales                                          565              --
                                                             -----------------------------------

Total EBITDA - real estate segment (g)                                    10,287           9,650
                                                             ===================================

TELECOMMUNICATIONS EBITDA
EPIK EBITDA (g)                                                           (4,910)         (7,717)
Telecommunications EBITDA (g)                                             (3,338)         (6,148)

(Prior year results have been reclassified to conform to current year's presentation.)

(a) Included intersegment revenues of $1,428 and $1,441 for the three months ended March 31, 2002 and 2001, respectively.

(b) Included intersegment revenues of $61 and $50 for the three months ended March 31, 2002 and 2001, respectively.

(c) Included intersegment expenses of $44 and $30 for the three months ended March 31, 2002 and 2001, respectively.

(d) Included intersegment expenses of $1,428 and $1,441 for the three months ended March 31, 2002 and 2001, respectively.

(e) Included intersegment expenses of $17 and $20 for the three months ended March 31, 2002 and 2001, respectively.

(f) EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization.

(g) Railway segment EBITDA excludes depreciation of $4,234 and $3,759 for the three months ended March 31, 2002 and 2001, respectively. Total FECR EBITDA includes EBITDA from right-of-way leases, other realty rental, other realty sales and other income of $5,025 and $2,826 for the three months ended March 31, 2002 and 2001, respectively and in total, plus EBITDA from Railway operations. Excludes depreciation in total of $4,282 and $3,803 for the three months ended March 31, 2002 and 2001, respectively. Total EBITDA-Flagler excludes depreciation and amortization of $5,560 and $5,266, for the three months ended March 31, 2002 and 2001, respectively. Total EBITDA-real estate segment excludes depreciation and amortization in total of $5,570 and $5,276 for the three months ended March 31, 2002 and 2001, respectively. EPIK EBITDA excludes depreciation of $5,574 and $1,791, for the three months ended March 31, 2002 and 2001, respectively. Telecommunications EBITDA excludes depreciation in total of $5,612 and $1,825, for the three months ended March 31, 2002 and 2001, respectively.

**-This table is provided to reconcile total EBITDA from the legal entity, Florida East Coast Railway, L.L.C., to EBITDA associated with the Railway operations of FECR and included in the Railway segment.

ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are necessarily based on certain assumptions, which are subject to risks and uncertainties that could cause actual results to materially differ from those contained in these forward-looking statements. Important factors that could cause such differences include but are not limited to, the Company's ability to enhance its telecommunications service offerings within currently estimated time frames and budgets; the ability to compete effectively in a rapidly evolving capital constrained, volatile, and price competitive telecommunications marketplace and to respond to customer demands and industry changes; the ability to achieve revenue growth in uncertain telecommunications markets, particularly from products and services that are in the early stages of development or operation; credit risks associated with contractual obligations from customers, including telecommunication customers; the ability to manage growth; changes in business strategy (including replacing FLX's agency arrangements); legislative or regulatory changes; technological changes; volatility of fuel prices; and changing general economic conditions (particularly in the State of Florida) as it relates to economically sensitive products in freight service and building rental activities; industry competition; natural events such as weather conditions, floods, earthquakes and forest fires; the ability of the company to complete its financing plans; and the ultimate outcome of environmental investigations or proceedings and other types of claims and litigation.

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


RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

FECI reported consolidated revenues of $75.2 million for the first quarter of 2002 compared to $67.9 million in the first quarter of 2001, an increase of 10.8%. The Company reported a net loss of $0.4 million, or $0.01 per diluted share, compared with net income of $2.9 million, or $0.08 per diluted share, in the first quarter of 2001.

RAILWAY

First quarter 2002 Railway segment revenues increased 2.9% to $40.9 million compared to $39.8 million in the first quarter of 2001. Operating profit was $9.7 million in the first quarter compared to $10.3 million in the prior year. EBITDA remained stable at $13.9 million for the first quarter 2002 versus $14.1 million in 2001. The operating ratio was 76.3% compared to 74.1% in the first quarter of 2001.

First quarter freight revenues were 3.6% higher than in the same period of 2001. Revenues from carloads were up 8.0% for the first quarter 2002. The primary driver for the increase was aggregate revenue, up 16.5%, benefiting from joint initiatives that resulted in customers achieving increased market share, and strong construction demand. In addition, revenues from foodstuffs increased 53.7% due to significant new business from moving chilled juice products for Tropicana Products, Inc. Motor vehicle revenues were comparable to the first quarter of 2001.

Intermodal revenues declined 3.0% for the quarter, primarily reflective of a slow economy, though revenues from intermodal interconnections with Florida Express Carriers (FLX) remained stable compared to first quarter 2001 levels due to business development and marketing initiatives by the Railway and FLX.

Operating expenses for the Railway were $31.2 million for the first quarter 2002 compared to $29.5 million for the first quarter of 2001. Wages and benefits increased $0.9 million, reflecting a general wage increase and increased labor to support the Railway's efforts to gain and maintain new customers and traffic. Purchased services were up $1.0 million from 2001 levels due to several new outsourcing activities intended to improve customer service and operations, as well as 2002 rail grinding costs that more typically are incurred in the second half of the year. Depreciation increased $0.5 million because of increased capital levels. Partially offsetting these increases for the quarter were decreased fuel costs of $0.7 million, primarily due to favorable fuel prices.

TRUCKING

Revenues from FLX grew 20.3% to $9.1 million in the first quarter of 2002 from $7.6 million in the first quarter of 2001 due to increased agency revenues. The operating loss was $1.8 million compared to a loss of $1.0 million in the same period for 2001, which reflects declining line-haul revenues (both loads and rates) in a highly competitive market. Line-haul costs, while down $0.2 million, included increased claims expense of $0.2 million, and additional operational related costs of $0.2 million that were considered necessary to maintain customer service levels. General and administrative expenses also increased $0.4 million versus first quarter 2001.

FLX is undertaking a number of steps intended to improve its intermodal services to customers in conjunction with the Railway, and better align its overall revenues and costs. FLX recently expanded the northern focus of its interchange with the Railway to include Atlanta, in addition to Jacksonville, to take advantage of the Railway's and Norfolk Southern's "Hurricane Train" service from Atlanta to Miami. In the first quarter, FLX also began replacing its agency arrangements, substituting in-house customer service for the purpose of improving service quality and to shed non-intermodal trucking that contributes little to FLX's profits. The Company expects these steps to reduce FLX's expenses and provide higher rates of interconnection with the Railway, reducing FLX's loss in future quarters.

REALTY

Flagler's rental and services revenues increased by 4.2% to $15.7 million during the first quarter, relating primarily to increased revenue from product delivered in 2001, partially offset by decreases in rental revenue due to lower "same store" occupancy. Overall occupancy for Flagler's operating properties was 89% compared to 94% at the end of the first quarter 2001.

At the end of first quarter 2002, Flagler held 54 wholly owned finished buildings, with 6.0 million square feet, located in major Florida markets. These operating properties generated $10.1 million of EBITDA during the first quarter 2002, a decrease of 1.2% compared to prior year, which was $10.2 million for all properties owned at that time. Contributing to this decrease was an adjustment of $0.3 million related to prior year tenant operating expense recoveries.

Flagler's "same store" buildings, including 52 operating properties, with 5.5 million square feet, generated rental revenues of $13.6 million for the quarter, representing a 5.9% decrease compared to 2001 rental revenues of $14.5 million. The decrease in "same store" revenue is attributable to occupancy decreases, and an adjustment for prior year operating expense recovery, somewhat offset by increases in rental rates. Occupancy for "same store" properties was 89% at the end of the first quarter 2002 compared to 93% in 2001.

At quarter end, Flagler had 10 projects, with 1.2 million square feet, in various stages of development (657,000 square feet in lease-up stage; 591,000 square feet in pre-development).

Offsetting the declines in rental EBITDA were increases of $0.4 million in equity pickups from operation of five properties held in joint ventures with Duke Realty. Four of these properties are completed and 99% occupied, with one property currently in the lease-up stage.

Depreciation and amortization rose $0.3 million to $5.6 million during the first quarter 2002. Increased depreciation on new buildings delivered in 2001 primarily accounted for this increase.

Flagler's operating profit from real estate sales was $1.4 million for the quarter, compared to $1.2 million profit from sales during first quarter 2001.

Other rental operating expenses rose to $1.2 million during the quarter, primarily reflecting rental payments for a parcel of developable land in South Florida. The lease for this property was entered into during the fourth quarter of 2000.

TELECOMMUNICATIONS

In the fourth quarter of 2001, the Company had restructured EPIK to focus on growing revenues from its existing lit Southeast network, while reducing ongoing operating expenses and capital needs. In the first quarter 2002, EPIK's operating expenses before depreciation and amortization were $10.4 million, which is consistent with the restructuring plan's expectation. Also consistent with the restructuring plan's expectation, capital expenditures in the first quarter were $0.9 million.

EPIK's first quarter 2002 revenues were $5.4 million, which compares to $2.6 million in the first quarter of 2001. EPIK recognizes certain revenues from credit risk customers only as payments are received. Included in first quarter 2002 revenues are payments of $1.0 million received from credit risk customers for services provided in prior periods. Conversely, in the first quarter, EPIK provided services of $0.4 million to credit risk customers that was not recognized as revenue in the quarter. At March 31, 2002, EPIK's contracted revenue backlog stood at $103.3 million, $22.1 million of which is considered at credit risk. From the backlog, EPIK is scheduled to recognize revenues of $11.6 million in the remainder of 2002, $2.2 million of which is considered at risk.

CORPORATE EXPENSES

Corporate general and administrative expenses were $1.9 million and $1.5 million for the first quarters of 2002 and 2001, respectively. Increases are primarily due to increased staffing and professional fees.

INTEREST EXPENSE

Net interest expense for the quarter was $4.7 million compared to $0.1 million in the first quarter of 2001. The higher net interest expense resulted primarily from increased borrowings and reduced capitalization of interest due to completion of telecommunications network construction.

OTHER INCOME

Other income was $2.3 million and $0.7 million for the first quarters of 2002 and 2001, respectively. Increases resulted from $1.9 million of income from a pipe and wire crossing transaction.

PROVISION FOR INCOME TAXES

Income tax expense represented an effective rate of 38.5% for first quarter 2002 compared to an effective rate of 39.4% for first quarter 2001. Cash taxes received for first quarter 2002 were $2,542 versus cash taxes paid of $5,350 for first quarter 2001. The net cash taxes received during first quarter 2002 were primarily refunds from 2001's estimated tax payments.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash generated from operations was $5.9 million and $3.6 million for the quarters ended March 31, 2002 and 2001, respectively. Changes in operating assets and liabilities used $7.7 million and $8.4 million in the quarters ended March 31, 2002 and 2001, respectively, which included in the quarter ended March 31, 2002, a significant reduction in EPIK's payables related to construction of its telecommunications network that was completed in late 2001. Eliminating changes in operating assets and liabilities, net cash otherwise generated by operating activities was $13.6 million and $11.9 million in the quarters ended March 31, 2002 and 2001, respectively. During the first quarter of 2002, the Company made capital investments of $14.1 million, received $3.1 million from asset dispositions, and reduced debt balances by $6.5 million and cash and equivalents balances by $11.6 million.

The Company continues to manage its capital spending, especially at Flagler and EPIK, based on customer demand in the marketplace. Thus far in 2002, Flagler has seen cyclical softness in the commercial real estate markets, and anticipated 2002 capital investment has been reduced to between $45-$60 million from its previously forecasted $60-$90 million. In 2001 and 2000, the Company's capital investments at EPIK were made primarily to construct a telecommunications network and certain related facilities. This construction was completed in late 2001. The Company presently does not expect to make material capital expenditures to expand the network in 2002 or in the foreseeable future. Capital expenditures estimated at $5 million to $8 million are expected to be made in 2002 to maintain EPIK's business and to discharge commitments pursuant to customer contracts executed prior to December 31, 2001. The Company expects that further capital investment at EPIK in 2002 will be undertaken only as warranted to fulfill new revenue-generating customer contracts, which the Company is seeking.

Financing of the Company's investment program is planned through internally generated cash flows and the use of the Company's $300 million revolving credit facility. At March 31, 2002, the amount drawn down on the revolving credit facility was $34 million.

The Company's $300 million revolving credit facility is provided pursuant to an agreement, as amended, between the Company and eleven banking institutions (the "Credit Facility Agreement"). The description herein of the revolving credit facility is qualified in its entirety by reference to the Credit Facility Agreement, which is incorporated as Exhibit 10(b) to the Company's Reports on Form 10-K for the years ended December 31, 2001 and December 31, 2000. Pursuant to the Credit Facility Agreement, the Company agreed, among other things, to maintain certain financial ratios. The Company believes the most restrictive of such ratios to be the Global Debt/EBITDA ratio (the terms Global Debt and EBITDA being defined in the Credit Facility Agreement). The Credit Facility Agreement provides that at March 31, 2002, the Company's Global Debt/EBITDA ratio shall be no greater than 4.75. At March 31, 2002, the Company's actual Global Debt/EBITDA ratio was 0.87. Pursuant to the Credit Facility Agreement, the required Global Debt/EBITDA ratio varies in future periods, declining from 4.75 at June 30, 2002 to 3.50 at March 31, 2003 and thereafter, all as more particularly set forth in the Credit Facility Agreement. Although no assurances can be given as to the Company's future compliance with the Global Debt/EBITDA ratio covenant or other financial covenants, the Company has complied with the terms of the Credit Facility Agreement at all times in the past and expects to continue to comply with them in the future.

These interim results on Financial Condition, Liquidity and Capital Resources should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

ITEM 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change to the disclosures made under the heading "Quantitative and Qualitative Disclosures about Market Risk" on page 41 of the Company's 2001 Annual Report on Form 10-K.



                                     PART II

ITEM 1.

                                LEGAL PROCEEDINGS

There are no new legal or regulatory proceedings pending or known to be contemplated which, in Management's opinion, are other than normal and incidental to the kinds of businesses conducted by the Company.

ITEM 5.

                                OTHER INFORMATION

FECR's traffic volume and revenues for the three months ended March 31, 2002 and 2001, respectively, are shown below. Also, FECR's, Flagler's and FLX's operating expenses for the three months ended March 31, 2002 and 2001, respectively, are presented below.

                                                  TRAFFIC
                                                  -------
                                     (dollars and units in thousands)

                          THREE MONTHS ENDED                  THREE MONTHS ENDED
                          ------------------                  ------------------
                           2002        2001      PERCENT        2002       2001     PERCENT
COMMODITY                  UNITS      UNITS      VARIANCE     REVENUES   REVENUES   VARIANCE
---------                  -----      -----      --------     --------   --------   --------
INTERMODAL
----------
  TOFC/COFC                 64.1       65.3        (1.8)      $15,044     $15,511     (3.0)
RAIL CARLOADS
  Crushed stone             28.1       25.2        11.5        12,260      10,520     16.5
  Construction materials     1.3        1.6       (18.8)          757       1,090    (30.6)
  Vehicles                   6.0        6.0         0.0         4,570       4,615     (1.0)
  Foodstuffs                 3.1        2.0        55.0         2,317       1,507     53.7
  Chemicals                  0.9        1.1       (18.2)        1,080       1,169     (7.6)
  Paper                      1.6        2.1       (23.8)        1,671       1,910    (12.5)
  Other                      3.9        3.9         0.0         2,331       2,318      0.6
                           -----      -----       -----       -------     -------    -----

Total                      109.0      107.2         1.7       $40,030     $38,640      3.6
                           =====      =====       =====       =======     =======    =====

(Prior year results have been reclassified to conform to current year's presentation.)

               Railway Operating Expenses-First Quarter 2002/2001

(dollars in thousands)                            3/31/02           3/31/01
                                                  -------           -------

Compensation & Benefits                            12,568            11,717
Fuel                                                3,020             3,728
Equipment Rents (net)                                 835               318
Car Hire (net)                                       (781)             (141)
Depreciation                                        4,234             3,759
Purchased Services                                  2,832             1,841
Repairs to/by Others (net)                           (834)           (1,094)
Load/Unload                                         1,848             1,852
Casualty & Insurance                                1,115             1,008
Property Taxes                                      1,185             1,155
Materials                                           2,047             2,604
General & Administrative Expenses                   2,170             2,220
Other                                                 997               494
                                                  -------           -------
Total Operating Expenses                           31,236            29,461
                                                  =======           =======

(Prior year results have been reclassified to conform to current year's presentation.)

                Trucking Segment Expenses-First Quarter 2002/2001

(dollars in thousands)                            3/31/02           3/31/01
                                                  -------           -------
Compensation & Benefits                               561               581
Fuel                                                  259               327
Equipment Rentals (net)                               652               528
Depreciation                                           27                39
Purchased Services                                  3,248             3,624
Repairs Billed to/by Others (net)                     121               172
Casualty & Insurance                                  654               271
Property Taxes                                         18                45
Other                                                 180               284
                                                  -------           -------
Total Line-Haul Expenses                            5,720             5,871
Agency Costs                                        3,452             1,413
General & Administrative Expenses                   1,703             1,270
                                                  -------           -------
Total Operating Expenses                           10,875             8,554
                                                  =======           =======

(Prior year results have been reclassified to conform to current year's presentation.)

                 Realty Segment Expenses-First Quarter 2002/2001

(dollars in thousands)                            3/31/02           3/31/01
                                                  -------           -------
Real Estate Taxes-Developed                         1,842             1,644
Repairs & Maintenance-Recoverable                     418               379
Services, Utilities, Management Costs               2,487             2,385
                                                  -------           -------
  Subtotal-Expenses subject to recovery             4,747             4,408

Realty Sales Expense                                1,143               853
Real Estate Taxes-Undeveloped Land                    864               868
Repairs & Maintenance-Non-recoverable                 115               177
Depreciation & Amortization                         5,570             5,276
SG&A-Non-recoverable                                2,481             1,907
                                                  -------           -------
  Subtotal-Non-recoverable expenses                10,173             9,081

Total Operating Expenses                           14,920            13,489
                                                  =======           =======

(Prior year results have been reclassified to conform to current year's presentation.)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FLORIDA EAST COAST INDUSTRIES, INC.
                                          (REGISTRANT)



Date: 5/3/02
      ------                 --------------------------------------------------
                             Mark A. Leininger, Vice President and Controller





Date: 5/3/02
      ------                 --------------------------------------------------
                             Richard G. Smith, Executive Vice President and
                                        Chief Financial Officer