Form 10-Q
period 2002-06-30
FLORIDA EAST COAST INDUSTRIES INC
filed 2002-07-29
CIK 740796

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2002
                                                 -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to _____________

                        Commission File Number 001-08728
                                               ---------

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

                            Yes [X]      No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              CLASS                               OUTSTANDING AT JUNE 30, 2002
---------------------------------                 ----------------------------
Class A Common Stock-no par value                      16,923,816 shares
Class B Common Stock-no par value                      19,609,216 shares

                      FLORIDA EAST COAST INDUSTRIES, INC.

                                     PART I

                             FINANCIAL INFORMATION


                                     INDEX                                                  PAGE NUMBERS
                                     -----                                                  ------------

ITEM 1.  FINANCIAL STATEMENTS

           Consolidated Balance Sheets -
              June 30, 2002 and December 31, 2001                                               2

           Consolidated Statements of Income -
              Three Months and Six Months Ended
              June 30, 2002 and 2001                                                            3

           Consolidated Statements of Cash Flows -
              Six Months Ended June 30, 2002 and 2001                                           4

           Notes to Consolidated Condensed Financial Statements (unaudited)                     5-11

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Comparison of Second Quarter 2002 versus Second Quarter 2001
              and Six Months 2002 versus Six Months 2001                                        12-17

           Changes in Financial Condition, Liquidity and Capital Resources                      17-18

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                             18

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                      18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                    18-19

ITEM 5.  OTHER INFORMATION                                                                      20-21

ITEM 6.  EXHIBITS AND REPORTS                                                                   21-22

                      FLORIDA EAST COAST INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                                                 JUNE 30              DECEMBER 31
                                                                                                   2002                  2001
                                                                                               -----------            -----------
                                                                                               (unaudited)

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                         9,643                 14,089
  Accounts receivable (net)                                                                        28,532                 31,219
  Income tax receivable                                                                             7,563                 10,105
  Materials and supplies                                                                            2,591                  3,703
  Other current assets                                                                             15,792                 22,545
                                                                                                ---------              ---------
    Total current assets                                                                           64,121                 81,661

PROPERTIES, LESS ACCUMULATED DEPRECIATION AND AMORTIZATION                                      1,057,778              1,064,899

OTHER ASSETS AND DEFERRED CHARGES                                                                  51,777                 54,110
                                                                                                ---------              ---------
TOTAL ASSETS                                                                                    1,173,676              1,200,670
                                                                                                =========              =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                                 42,355                 58,202
  Short-term debt                                                                                   2,547                  2,457
  Accrued casualty and other reserves                                                               2,013                  1,987
  Other accrued liabilities                                                                        25,703                 16,746
                                                                                                ---------              ---------
    Total current liabilities                                                                      72,618                 79,392

DEFERRED INCOME TAXES                                                                             103,653                103,673

LONG-TERM DEBT                                                                                    276,487                282,784

ACCRUED CASUALTY AND OTHER LONG-TERM LIABILITIES                                                   36,726                 50,652

SHAREHOLDERS' EQUITY:
  Common Stock:
    Class A common stock; no par value; 50,000,000 shares authorized; 17,722,900                   66,626                 66,533
    shares issued and 16,923,816 shares outstanding at June 30, 2002, and
    17,720,687 shares issued and 16,921,603 shares outstanding at December 31, 2001
    Class B common stock; no par value; 100,000,000 shares authorized; 19,609,216 shares issued and outstanding at June 30, 2002 and December 31, 2001
  Retained earnings                                                                               628,071                628,346
  Restricted stock deferred compensation                                                           (1,150)                (1,355)
  Treasury stock at cost (799,084 shares)                                                          (9,355)                (9,355)
                                                                                                ---------              ---------
    Total shareholders' equity                                                                    684,192                684,169
                                                                                                ---------              ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                      1,173,676              1,200,670
                                                                                                =========              =========

(See accompanying notes)

                      FLORIDA EAST COAST INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per share amounts)
                                  (unaudited)


                                                           THREE MONTHS                                  SIX MONTHS
                                                           ENDED JUNE 30                                ENDED JUNE 30
                                              -----------------------------------             -----------------------------------
                                                  2002                    2001                   2002                    2001
                                              -----------             -----------             -----------             -----------

Operating revenues                                 74,268                  80,249                 149,434                 148,148

Operating expenses (Note 9)                       (76,755)                (76,291)               (150,193)               (139,976)
                                              -----------             -----------             -----------             -----------
Operating (loss) profit                            (2,487)                  3,958                    (759)                  8,172

Interest (expense) income                          (5,102)                    502                  (9,817)                    361
Other income (Note 7)                              10,808                     364                  13,119                   1,027

Income before income taxes                          3,219                   4,824                   2,543                   9,560
Provision for income taxes                         (1,252)                 (1,960)                   (992)                 (3,826)
                                              -----------             -----------             -----------             -----------

Net income                                          1,967                   2,864                   1,551                   5,734
                                              ===========             ===========             ===========             ===========

Earnings per share-basic & diluted            $      0.05             $      0.08             $      0.04             $      0.16

Average shares outstanding-basic               36,446,612              36,393,587              36,442,971              36,391,607
Average shares outstanding-diluted             36,643,377              36,654,807              36,616,155              36,669,648


(See accompanying notes)

                      FLORIDA EAST COAST INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)


                                                                                              SIX MONTHS ENDED JUNE 30
                                                                                            ----------------------------
                                                                                             2002                 2001
                                                                                            -------             --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                  1,551                5,734
  Adjustments to reconcile net income to cash generated by operating activities:
    Depreciation and amortization                                                            32,840               23,995
    Restructuring charges and other costs                                                     5,474                   --
    Payment of restructuring charges                                                         (3,705)                  --
    Gain on sales and other disposition of properties                                        (3,654)              (6,286)
    Non-cash gain on contract termination                                                    (9,437)                  --
    Deferred taxes                                                                              (20)                (593)
    Stock compensation plans                                                                    366                  421
                                                                                            -------             --------
                                                                                             23,415               23,271

Changes in operating assets and liabilities:
  Accounts receivable                                                                         2,637                1,792
  Other current assets                                                                        2,306               (8,199)
  Other assets and deferred charges                                                           2,109               (4,016)
  Accounts payable                                                                          (14,735)              (7,531)
  Income taxes (payable) receivable                                                           2,542               (4,591)
  Other current liabilities                                                                  12,382                2,303
  Accrued casualty and other long-term liabilities                                           (3,076)               2,638
                                                                                            -------             --------
                                                                                              4,165              (17,604)

Net cash generated by operating activities                                                   27,580                5,667

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of properties                                                                    (29,180)            (170,402)
  Purchase of available-for-sale investments                                                     --               13,007
  Proceeds from disposition of assets                                                         5,255               12,277
                                                                                            -------             --------
Net cash used in investing activities                                                       (23,925)            (145,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of options                                                              --                2,178
  Purchase of common stock                                                                      (68)                  --
  Proceeds from mortgages                                                                        --              160,000
  Payment of mortgage debt                                                                   (1,207)                  --
  Payment of line of credit                                                                  (5,000)             (16,000)
  Debt issuance costs                                                                            --               (4,611)
  Payment of dividends                                                                       (1,826)              (1,826)
                                                                                            -------             --------
Net cash (used in) generated by financing activities                                         (8,101)             139,741

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                         (4,446)                 290
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                               14,089               18,444
                                                                                            -------             --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    9,643               18,734
                                                                                            =======             ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash (received) paid for income taxes                                                      (2,542)              12,950
                                                                                            =======             ========
  Cash paid for interest                                                                      9,359                5,076
                                                                                            =======             ========


(See accompanying notes)

                      FLORIDA EAST COAST INDUSTRIES, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1.  General

In the opinion of management, the accompanying unaudited consolidated condensed financial statements reflect all accruals and adjustments considered necessary to present fairly the financial position as of June 30, 2002 and December 31, 2001, and the results of operations and cash flows for the three-month and six-month periods ended June 30, 2002 and 2001. Results for interim periods may not necessarily be indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's 2001 Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

NOTE 2.  Strategic Alternatives Review of EPIK

During the quarter, the Company announced it had retained Morgan Stanley to assist in a review of strategic alternatives for EPIK Communications Incorporated (EPIK). In its announcement (as filed on Form 8-K June 20, 2002), the Company stated that if the Company should consummate a transaction involving EPIK, it likely would result in a non-cash charge to earnings and possibly result in income tax benefits for the Company, all as more fully described in the announcement. However, due to the preliminary stage of the strategic review and current volatility of the telecommunications industry, the results of the review, if any, are not currently predictable, and there can be no assurance the strategic review will result in a transaction involving EPIK or the realization of any income tax benefits for the Company.

NOTE 3.  Commitments and Contingencies

The Company is the defendant and plaintiff in various lawsuits resulting from its operations. In the opinion of management, adequate provision has been made in the financial statements for the estimated liability that may result from disposition of such matters. The Company maintains comprehensive liability insurance for bodily injury and property claims, but also maintains a significant self-insured retention for these exposures, particularly at Florida East Coast Railway, L.L.C. (FECR or Railway).

The Company is subject to proceedings and consent decrees arising out of its historic disposal of fuel and oil used in the transportation business. It is the Company's policy to accrue environmental cleanup costs when it is probable that a liability has been incurred and an amount can be reasonably estimated. As assessments and cleanups proceed, these accruals are reviewed and adjusted.

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

FECR is investigating sites where contaminants from its historic railroad operations may have migrated off-site through the movement of groundwater or contaminated soil. FECR, if required as a result of the investigation, will develop an appropriate plan of remediation, with possible alternatives including natural attenuation and groundwater pumping and treatment. Historic railroad operations at the Company's main rail facilities have resulted in soil and groundwater impacts. In consultation with the Florida Department of

Environmental Protection (FDEP), the Company operates and maintains groundwater treatment systems at its primary facilities.

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

NOTE 4.  Comprehensive Income

Comprehensive income for the three months ended June 30, 2002 and 2001 was $2.0 million and $2.7 million, respectively. Comprehensive income for the six months ended June 30, 2002 and 2001 was $1.6 million and $5.8 million, respectively. The 2001 amounts differ from net income due to changes in the net unrealized holding gains/losses generated from available-for-sale securities.

NOTE 5.  Earnings Per Share

The diluted weighted-average number of shares includes the net shares that would be issued upon the exercise of "in the money" stock options using the treasury stock method.

NOTE 6.  Dividends

On May 30, 2002, the Company declared a dividend of $.025 (2 1/2 cents) per share on its outstanding common stock, payable June 28, 2002, to shareholders of record June 13, 2002.

NOTE 7.  Other Income


(dollars in thousands)                       THREE               THREE                SIX                 SIX
                                             MONTHS              MONTHS              MONTHS              MONTHS
                                             ENDED               ENDED               ENDED               ENDED
                                            6/30/02             6/30/01             6/30/02             6/30/01
                                            -------             -------             -------             -------

EPIK-contract termination                     9,437                  --               9,437                 --
Pipe & wire crossings/signboards              1,661                 646               4,112              1,081
Gain on investments                              --                 100                  --                 97
Other (net)                                    (290)               (382)               (430)              (151)
                                            -------             -------             -------             ------
                                             10,808                 364              13,119              1,027
                                            =======             =======             =======             ======

During 1999 through 2001, a now-bankrupt former customer made advance payments to EPIK for network services to be provided in the future. EPIK recognizes revenues from such payments only as and when it provides the contracted services. However, under bankruptcy settlement with the former customer, which was completed during the second quarter of 2002, EPIK is no longer contractually obligated to provide any future services or return the previously received amounts. Accordingly, EPIK recorded during the second quarter of 2002 $9.4 million of other income to reflect the bankruptcy settlement of this commercial contract.

NOTE 8.  Debt

The Company maintains a $300 million revolving credit agreement with certain financial institutions, for which the Company presently pays (quarterly) commitment fees, as applicable under the agreement, at a range of 20-50 basis points. The borrowings under the credit agreement are secured by the capital securities of FECR, Florida Express Carriers, Inc. (FLX) and the Class A shares of EPIK. The Company's revolving credit agreement contains various covenants which, among other things, require the maintenance of certain financial ratios related to fixed charge coverage and maximum leverage; establish minimum levels of net worth; establish limitations on indebtedness, certain types of payments, including dividends, liens and investments; and limit the use of proceeds of asset sales. Some of the above covenants provide specific exclusion of EPIK's financial results, as well as exclusion of certain financing and investing activities at Flagler Development Company (Flagler). Borrowings under the credit agreement bear interest at variable rates linked to the LIBOR Index. Interest on borrowings is due and payable on the "rollover date" for each draw. Outstanding borrowings can be paid at any time by the borrower, or at the conclusion of the facility's term (March 31, 2004). At June 30, 2002, there were $34 million of direct borrowings outstanding under the facility at an average interest rate of approximately 2.59%.

During 2001, Flagler issued $247 million of mortgage notes with $160 million due July 1, 2011 and $87 million due October 1, 2008. At June 30, 2002, $245 million was outstanding on these notes. These notes are collateralized by certain buildings and properties of Flagler. Blended interest and principal repayment on the notes is payable monthly based on a fixed 7.39% and 6.95% weighted-average interest rate, respectively, for each note offering, on the outstanding principal amount of the mortgage notes and assuming a thirty-year amortization period. The net proceeds were used in 2001 to repay existing indebtedness under the Company's revolving credit facility.

NOTE 9.  Restructuring Charges and Other Costs

During the fourth quarter of 2001, EPIK recorded $12.1 million of restructuring charges related to the termination benefits of 105 management and other employees, and certain redundant collocation and commercial realty lease liabilities. During the second quarter of 2002, EPIK recorded additional restructuring charges for termination costs for 29 additional employees ($1.0 million) and redundant collocation lease liabilities ($0.9 million). Also, EPIK increased its valuation allowance reserves for materials held for sale by $3.6 million, reflecting lower than previously expected sales prices for telecommunication equipment and materials identified in the fourth quarter of 2001 as excess to EPIK's needs. At June 30, 2002, the restructuring liabilities were $8.3 million, the decrease primarily resulting from payments of termination benefits.

NOTE 10. Segment Information

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS
131). Under the provisions of SFAS 131, the Company has four reportable operating segments all within the same geographic area, as follows: railway segment, trucking segment, realty segment and the telecommunications segment.

The railway segment, a part of FECR, provides rail freight transportation along the east coast of Florida between Jacksonville and Miami. The trucking segment is operated by FLX, which provides truckload transportation for a wide range of general commodities primarily in the southeast United States. The realty segment, which includes Flagler, is engaged in the development, leasing, management, operation and selected sale of commercial and industrial property. EPIK, based in Orlando, Florida, operates as a carriers' carrier, providing wholesale carrier services including bandwidth (private lines), wave services, Internet Protocol services, collocation and dark fiber.

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

The Company evaluates the railway and trucking segments' performance based on operating profit or loss from operations before other income and income taxes. Also, the Company evaluates FECR on EBITDA from railway operations and for the legal entity as a whole. Operating profit is operating revenue less directly traceable costs and expenses. EBITDA is defined as operating profit before net interest expense, income taxes, depreciation and amortization. The Company evaluates the realty segment based on EBITDA and operating profit. The Company evaluates the telecommunications segment's performance, specifically EPIK's, based on EBITDA.

Intersegment revenues for transactions between the railway and trucking segments are based generally on quoted rates, which are believed to approximate the cost that would have been incurred had similar services been obtained from or provided to an unrelated third party.

The Company's reportable segments are strategic business units that offer different products and services and are managed separately.

INFORMATION BY INDUSTRY SEGMENT:


(dollars in thousands)                                THREE               THREE                SIX                  SIX
                                                      MONTHS              MONTHS              MONTHS               MONTHS
                                                      ENDED               ENDED               ENDED                ENDED
                                                     6/30/02             6/30/01             6/30/02              6/30/01
                                                     -------             -------             --------             --------

OPERATING REVENUES
  Railway (a)                                         41,671              40,721               82,609               80,503
  Trucking                                             7,325               8,449               16,443               16,028
  Realty:
    Flagler Realty Rental (b)                         17,793              15,013               33,468               30,054
    Flagler Realty Sales                               1,236              10,286                3,787               12,295
    Other Rental                                         889                 858                1,684                1,671
    Other Sales                                          903                 984                1,468                  984
                                                     -------             -------             --------             --------
  Total Realty                                        20,821              27,141               40,407               45,004
  Telecommunications:
     EPIK Communications                               4,632               3,417               10,073                6,014
     Right-of-way Leases                               1,610               1,936                3,182                3,505
                                                     -------             -------             --------             --------
  Total Telecommunications                             6,242               5,353               13,255                9,519
  Total Revenues (segment)                            76,059              81,664              152,714              151,054
     Intersegment Revenues                            (1,791)             (1,415)              (3,280)              (2,906)
                                                     -------             -------             --------             --------
  Total Revenues (consolidated)                       74,268              80,249              149,434              148,148

OPERATING EXPENSES
  Railway (c)                                         30,778              29,572               62,014               59,033
  Trucking (d)                                         8,813              10,281               19,688               18,835
  Realty:
    Flagler Realty Rental                             13,301              12,502               25,919               24,378
    Flagler Realty Sales                                 458               4,984                1,601                5,837
    Other Rental                                       1,148               1,222                2,307                1,982
                                                     -------             -------             --------             --------
  Total Realty                                        14,907              18,708               29,827               32,197
  Telecommunications:
     EPIK Communications*                             20,384              16,957               36,309               29,062
     Right-of-way Leases                                  38                  38                   76                   72
                                                     -------             -------             --------             --------
  Total Telecommunications                            20,422              16,995               36,385               29,134
  Corporate General & Administrative (e)               3,626               2,150                5,559                3,683
                                                     -------             -------             --------             --------
  Total Expenses (segment)                            78,546              77,706              153,473              142,882
     Intersegment Expenses                            (1,791)             (1,415)              (3,280)              (2,906)
                                                     -------             -------             --------             --------
  Total Expenses (consolidated)                       76,755              76,291              150,193              139,976

OPERATING PROFIT (LOSS)
  Railway                                             10,893              11,149               20,595               21,470
  Trucking                                            (1,488)             (1,832)              (3,245)              (2,807)
  Realty                                               5,914               8,433               10,580               12,807
  Telecommunications                                 (14,180)            (11,642)             (23,130)             (19,615)
  Corporate General & Administrative                  (3,626)             (2,150)              (5,559)              (3,683)
                                                     -------             -------             --------             --------
  Segment & Consolidated Operating Profit             (2,487)              3,958                 (759)               8,172

Interest (Expense) Income                             (5,102)                502               (9,817)                 361
Other Income                                          10,808                 364               13,119                1,027
                                                     -------             -------             --------             --------
                                                       5,706                 866                3,302                1,388
INCOME BEFORE TAXES                                    3,219               4,824                2,543                9,560
Provision for Income Taxes                            (1,252)             (1,960)                (992)              (3,826)
                                                     -------             -------             --------             --------
NET INCOME                                             1,967               2,864                1,551                5,734
                                                     =======             =======             ========             ========

EBITDA BY INDUSTRY SEGMENT: (f) (g)


(dollars in thousands)                                          THREE           THREE            SIX             SIX
                                                                MONTHS          MONTHS          MONTHS          MONTHS
                                                                ENDED           ENDED           ENDED           ENDED
                                                               6/30/02         6/30/01         6/30/02         6/30/01
                                                               -------         -------         -------         -------

RAILWAY EBITDA**
FECR EBITDA                                                     19,870          18,592          38,831          35,498
Less:
 EBITDA from other realty rental and sales                       1,405             950           2,403           1,557
 EBITDA from right-of-way leases                                 1,610           1,936           3,182           3,505
 EBITDA from FECR other income                                   1,657             457           4,112           1,107
                                                               -------         -------         -------         -------
Railway segment EBITDA (g)                                      15,198          15,249          29,134          29,329
                                                               =======         =======         =======         =======

REALTY EBITDA
EBITDA from Flagler operating properties rents                  12,072           9,892          22,148          20,091
EBITDA from real estate services                                    --              --              --              --
EBITDA (loss) from Flagler land rents/holding costs               (768)           (705)         (1,564)         (1,388)
Equity pickups on partnership rents                                392             224             954             397
Less: unallocated corporate overhead                            (1,258)         (1,561)         (2,483)         (2,826)
                                                               -------         -------         -------         -------
EBITDA from Flagler rental properties, net of overheads         10,438           7,850          19,055          16,274

EBITDA from Flagler real estate sales, net of overheads            777           5,302           2,185           6,459
                                                               -------         -------         -------         -------

Total EBITDA - Flagler (g)                                      11,215          13,152          21,240          22,733
                                                               -------         -------         -------         -------

EBITDA (loss) from other rental                                   (248)           (353)           (602)           (290)
EBITDA from other real estate sales                                903             984           1,468             984
                                                               -------         -------         -------         -------

Total EBITDA - real estate segment (g)                          11,870          13,783          22,106          23,427
                                                               =======         =======         =======         =======

TELECOMMUNICATIONS EBITDA
EPIK EBITDA (g)                                                (10,478)        (11,518)        (15,388)        (19,235)
EPIK EBITA, excluding restructuring and other costs             (4,924)        (11,518)         (9,834)        (19,235)
Telecommunications EBITDA (g)                                   (8,868)         (9,582)        (12,206)        (15,730)

(Prior year results have been reclassified to conform to current year's presentation.)

(a) Included intersegment revenues of $1,736 and $1,354 for the three months ended June 30, 2002 and 2001, and $3,164 and $2,796 for the six months ended June 30, 2002 and 2001, respectively.

(b) Included intersegment revenues of $55 and $61 for the three months ended June 30, 2002 and 2001, and $116 and $110 for the six months ended June 30, 2002 and 2001, respectively.

(c) Included intersegment expenses of $48 and $41 for the three months ended June 30, 2002 and 2001, and $92 and $71 for the six months ended June 30, 2002 and 2001, respectively.

(d) Included intersegment expenses of $1,736 and $1,354 for the three months ended June 30, 2002 and 2001, and $3,164 and $2,796 for the six months ended June 30, 2002 and 2001, respectively.

(e) Included intersegment expenses of $7 and $20 for the three months ended June 30, 2002 and 2001, and $24 and $39 for the six months ended June 30, 2002 and 2001, respectively.

(f) EBITDA is defined as operating profit before net interest expense, income taxes, depreciation and amortization.

(g) Railway segment EBITDA excludes depreciation of $4,305 and $4,100 for the three months ended June 30, 2002 and 2001, and $8,539 and $7,859 for the six months ended June 30, 2002 and 2001, respectively. Total FECR EBITDA includes EBITDA from right-of-way leases, other realty rental, other realty sales and other income of $4,672 and $3,343 for the three months ended June 30, 2002 and 2001, and $9,697 and $6,169 for the six months ended June 30, 2002 and 2001, respectively and in total, plus EBITDA from Railway operations. Excludes depreciation in total of $4,354 and $4,149 for the three months ended June 30, 2002 and 2001, and $8,636 and $7,952 for the six months ended June 30, 2002 and 2001, respectively.

Total EBITDA-Flagler excludes depreciation and amortization of $5,946 and $5,339 for the three months ended June 30, 2002 and 2001, and $11,506 and $10,598 for the six months ended June 30, 2002 and 2001, respectively.

Total EBITDA-real estate segment excludes depreciation and amortization in total of $5,957 and $5,350 for the three months ended June 30, 2002 and 2001, and $11,527 and $10,619 for the six months ended June 30, 2002 and 2001, respectively.

EPIK EBITDA excludes depreciation and amortization of $5,274 and $2,022 for the three months ended June 30, 2002 and 2001, and $10,848 and $3,813 for the six months ended June 30, 2002 and 2001, respectively. Telecommunications EBITDA excludes depreciation and amortization in total of $5,312 and $2,060 for the three months ended June 30, 2002 and 2001, and $10,924 and $3,885 for the six months ended June 30, 2002 and 2001, respectively.

*        2002 amounts include $5.5 million of restructuring and other costs.

**       This table is provided to reconcile total EBITDA from the legal entity, Florida East Coast Railway, L.L.C., to EBITDA associated with the Railway operations of FECR and included in the Railway segment.

ITEM 2.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are necessarily based on certain assumptions, which are subject to risks and uncertainties that could cause actual results to materially differ from those contained in these forward-looking statements. Important factors that could cause such differences include, but are not limited to, the Company's ability to compete effectively in a rapidly evolving capital constrained, volatile, and price competitive telecommunications marketplace and to respond to customer demands and industry changes; the ability to achieve revenue growth in uncertain telecommunications markets, particularly from products and services that are in the early stages of development or operation; credit risks associated with contractual obligations from customers, including telecommunication customers; the ability to manage growth; changes in business strategy, legislative or regulatory changes; technological changes; volatility of fuel prices; and changing general economic conditions (particularly in the State of Florida) as it relates to economically sensitive products in freight service and building rental activities; industry competition; natural events such as weather conditions, floods, earthquakes and forest fires; the ability of the Company to complete its financing plans; and the ultimate outcome of environmental investigations or proceedings and other types of claims and litigation. In addition, there are risks related to factors such as changes in telecommunications industry business conditions, receptivity to industry consolidation by the securities markets, and perceptions of future growth of demand for telecommunication services in Florida and elsewhere, all of which could affect third parties' level of interest in and ability to consummate a transaction involving EPIK that is acceptable to the Company; changes in the general or local real estate market or in general or local economic conditions; the ability of the buyers to terminate contracts to purchase real estate from the Company prior to the expiration of inspection periods; ability of buyers to obtain financing; fluctuations in interest rates; buyers' ability to close transactions; governmental decisions affecting the use of land; liability for environmental remediation and changes in environmental laws and regulations; failure or inability of third parties to fulfill their commitments or to perform their obligations under agreements; and other risks inherent in the real estate and other business of the Company.

As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results and stock price.

Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date thereof. The Company undertakes no obligation to publicly release revisions to the forward-looking statements in this Report that reflect events or circumstances after the date hereof or reflects the occurrence of unanticipated events.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS
SECOND QUARTER AND SIX MONTHS

The Company reported consolidated revenues of $74.3 million for the second quarter 2002 compared to $80.2 million in the second quarter 2001, a decrease of 7.5%. The Company reported net income of $2.0 million, or $0.05 per diluted share, compared with net income of $2.9 million, or $0.08 per diluted share, in the second quarter 2001.

For the six months ended June 30, 2002, FECI reported consolidated revenues of $149.4 million compared to $148.1 million for the same period in 2001, an increase of 0.9%. The Company reported net income of $1.6 million, or $0.04 per diluted share, for the six months compared to net income of $5.7 million, or $0.16 per diluted share, for the prior year period.

RAILWAY
SECOND QUARTER

Second quarter 2002 Railway segment revenues increased 2.3% to $41.7 million compared to $40.7 million in the second quarter of 2001. Operating profit was $10.9 million in the second quarter compared to $11.1 million in the prior year. EBITDA was comparable at $15.2 million for the second quarter 2002 versus second quarter 2001. The operating ratio was 73.9% compared to 72.6% in the second quarter of 2001.

Second quarter freight revenues were 3.1% higher than in the same period of 2001. Revenues from carloads were up 6.9% for the second quarter 2002. The primary driver for the increase was aggregate revenue, up 13.1%, benefiting from both joint initiatives with customers that resulted in increased market share, and strong construction demand. In addition, revenues from foodstuffs increased 35.7% due to significant new business from moving chilled juice products for Tropicana Products, Inc. Motor vehicle revenues decreased 9.3% as shipments from FECR's largest automobile customer fell from last year's levels.

Intermodal revenues declined 2.9% for the second quarter 2002, primarily from reduced demand of international transport customers, LTL (less than truckload) carriers, and reduced traffic from a connecting rail carrier. However, revenues from intermodal interconnections with Florida Express Carriers (FLX) increased 28.2% compared to the second quarter 2001 due to focused business development and marketing initiatives undertaken by the Railway and FLX.

Operating expenses for the Railway were $30.8 million for the second quarter 2002 compared to $29.6 million for the second quarter of 2001. Wages and benefits increased $1.0 million, reflecting a general wage increase and increased labor to support the Railway's efforts to gain and maintain new customers and traffic. Equipment rents increased $0.8 million in the second quarter of 2002, primarily the result of additional intermodal equipment rents. Personal injury expense increased $0.6 million, while derailment expenses increased $0.3 million due to a derailment in April. Partially offsetting these increases for the quarter were decreased car hire of $1.2 million and fuel costs of $0.4 million, primarily due to effective car management and favorable fuel prices, respectively.

SIX MONTHS

2002 Railway segment revenues for the six-month period ended June 30, 2002 increased 2.6% to $82.6 million compared to $80.5 million for the same period 2001. Operating profit was $20.6 million for the six-month period ended June 30, 2002 compared to $21.5 million in the prior year. EBITDA remained comparable at $29.1 million for the six-month period ended June 30, 2002 versus $29.3 million for the same period 2001. The operating ratio was 75.1% for the six-month period ended June 30, 2002 compared to 73.3% for the same period 2001.

Freight revenues were 3.3% higher for the six-month period ended June 30, 2002 than for the same period 2001. Revenues from carloads were up 7.4% for the six-month period ended June 30, 2002. The primary driver for the increase was aggregate revenue, up 14.7%, benefiting from joint initiatives that resulted in customers achieving increased market share, and strong construction demand. In addition, revenues from foodstuffs increased 44.5% due to significant new business from moving chilled juice products for Tropicana Products, Inc. Motor vehicle revenues decreased 5.4% as shipments from FECR's largest automobile customer fell from last year's levels.

Intermodal revenues declined 3.0% for the six-month period ended June 30, 2002, primarily from reduced demand of international transport customers, LTL (less than truckload) carriers, and reduced traffic from a connecting rail carrier, though revenues from intermodal interconnections with FLX increased 13.2% compared to 2001 levels due to business development and marketing initiatives by the Railway and FLX.

Operating expenses for the Railway were $62.0 million for the six-month period ended June 30, 2002 compared to $59.0 million for the same period 2001. Wages and benefits increased $1.8 million, reflecting a general wage increase and increased labor to support the Railway's efforts to gain and maintain new customers and traffic. Purchased services were up $1.0 million from 2001 levels due to several new outsourcing activities intended to improve customer service and operations, as well as 2002 rail grinding costs that more typically are incurred in the second half of the year. Personal injuries increased $0.7 million, and derailment expenses increased $0.7 million due to three derailments occurring during the six-month period. Partially offsetting these increases for the six-month period ended June 30, 2002 were decreased fuel costs of $1.1 million, primarily due to favorable fuel prices.

TRUCKING
SECOND QUARTER

Revenues from FLX declined 13.3% to $7.3 million in the second quarter 2002 from $8.4 million in the second quarter 2001 due to FLX's previously announced plan to reduce agency arrangements and shed non-intermodal trucking that contributes little to FLX's profits. By taking agency arrangements in house, FLX directed more interchange traffic to the Railway. Interchanged units with the Railway increased approximately 24% in the second quarter of 2002 versus the second quarter of 2001. Operating loss for the second quarter 2002 was $1.5 million versus $1.8 million in second quarter 2001.

SIX MONTHS

Revenues from FLX increased 2.6% to $16.4 million for the six-month period ended June 30, 2002 from $16.0 million for the same period 2001. The operating loss was $3.2 million for the six-month period ended June 30, 2002 compared to a loss of $2.8 million for the same period 2001, primarily resulting from increased line-haul expenses partially offset by decreased agency costs. General and administrative expenses were comparable for the six-month period ended June 30, 2002 versus the same period 2001.

REALTY
SECOND QUARTER

Realty rental operations and sales revenues from both Flagler and other realty operations were $20.8 million during the second quarter 2002 compared to $27.1 million for the same period last year. The decrease from prior year related to a $9.1 million decrease in land sales, partially offset by a $2.8 million increase in rental operations revenues. Second quarter 2002 rental operations for Flagler generated $17.8 million in revenues versus $15.0 million for 2001. Included in Flagler's rental and services revenues is a lease termination settlement for $1.6 million.

At the end of the second quarter 2002, Flagler held 56 finished buildings, with
6.3 million square feet, and an overall occupancy of 84%. Flagler's "same store" properties, including buildings with 5.5 million square feet, were 87% occupied at June 30, 2002 compared to 93% at June 30, 2001. "Same store" rental revenues increased by $1.4 million during the second quarter with $15.8 million generated in 2002 compared to $14.4 million in 2001. The increase is principally associated with a net lease termination fee of $1.6 million, partially offset by a $0.3 million decrease in rental revenues.

Five 100% owned Flagler operating properties, with 862,019 square feet, were delivered and began operating activities in 2001. Together, these five properties contributed $1.4 million in second quarter 2002 revenues with none generated in the prior year.

Second quarter realty rental and sales operating expenses (after depreciation and amortization) for both Flagler and other realty decreased from $18.7 million in 2001 to $14.9 million in 2002. The decrease primarily reflected Flagler's reduced real estate sales activity compared to the prior year, offset partially by increased rental operations expenses. Real estate sales expenses were $0.5 million in 2002 compared to $5.0 million in 2001. Second quarter 2002 operating expenses (after depreciation and amortization) related to both Flagler and other rental activities were $14.4 million, up from $13.7 million in 2001. This increase primarily reflects additional depreciation and amortization expense for Flagler's rental properties.

Second quarter 2002 EBITDA for the real estate segment was $11.9 million, compared to $13.8 million in 2001. This decrease relates to reduced Flagler real estate sales activity that contributed $5.3 million in 2001 versus $0.8 million in 2002. Offsetting this decrease was EBITDA from Flagler's operating property rents, which increased $2.2 million due to increased revenues of $2.8 million (including the net lease termination fee of $1.6 million) partially offset by increased operating expenses. Flagler's "same store" rental expenses (before depreciation and amortization) increased to $4.6 million in 2002 from $4.5 million in 2001. Flagler's operating expenses (before depreciation and amortization) related to rental activities for five properties delivered in 2001 were $0.5 million for second quarter 2002 with less than $0.1 million in expenses in the prior year period.

Corporate overhead costs decreased to $1.3 million in second quarter 2002 from $1.6 million in second quarter 2001. The decrease is principally related to cost cutting initiatives at Flagler. Flagler occupies approximately 14,000 square feet of space in Jacksonville and currently has 36 employees.

At quarter end 2002, Flagler had seven projects, with 814,350 square feet, in various stages of development (223,800 square feet in lease-up stage; 590,550 square feet in predevelopment).

SIX MONTHS

Flagler's rental and services revenues and EBITDA from operating properties rentals increased by 11.4% and 10.2%, respectively, to $33.5 million and $22.1 million, respectively, during the six months ended June 30, 2002 when compared to the same period 2001 ($30.1 million and $20.1 million, respectively). Flagler's 2002 results include a net lease termination fee of $1.6 million received in the second quarter of 2002. Remaining increases result from new product lease up during the period offset by lower occupancy in "same store." Flagler's operating expenses from rental operations were $25.9 million with depreciation and amortization of $11.0 million, an increase of $0.9 million from prior year's amounts. Flagler generated $2.2 million in land sale profits for the six-month period ended June 30, 2002 compared to $6.5 million in 2001. Other realty operations contributed $1.5 million in profits from real estate sales, an increase of $0.5 million from the prior year.

TELECOMMUNICATIONS
SECOND QUARTER

During the quarter, the Company announced it had retained Morgan Stanley to assist in a review of strategic alternatives for EPIK. In its announcement (as filed on Form 8-K June 20, 2002), the Company stated that if the Company should consummate a transaction involving EPIK, it likely would result in a non-cash charge to earnings and possibly result in the realization of income tax benefits for the Company, all as more fully described in the announcement. However, due to the preliminary stage of the strategic review and current volatility of the telecommunications industry, the results of the review, if any, are not currently predictable, and there can be no assurance the strategic review will result in either a transaction involving EPIK or any income tax benefits for the Company.

EPIK's operating results continue to be consistent with the Company's expectation of its restructuring plan announced in November of 2001. Before restructuring and other costs, EPIK's second quarter 2002 EBITDA loss from operations was ($4.9 million), which compares sequentially with the first quarter of 2002 of ($4.9 million) and ($11.5 million) in the second quarter of 2001. Also consistent with the restructuring plan's expectation, capital expenditures in the second quarter were $2.5 million.

EPIK's second quarter 2002 revenues were $4.6 million, which compares sequentially with the first quarter of 2002 of $5.4 million and $3.4 million in the second quarter 2001. EPIK recognizes certain revenues from credit risk customers only as payments are received. Included in second and first quarters of 2002 revenues are payments of $1.0 million and $1.0 million, respectively, received from credit risk customers for services provided in prior periods. Excluded in each quarter are $0.4 million and $0.4 million, respectively, of services provided to credit risk customers that will not be recognized as revenue until collected. At June 30,

2002, EPIK's contracted revenue backlog stood at $96.9 million, $21.4 million of which is considered at credit risk. Net decrease in backlog from first quarter 2002 results primarily from revenue recognition of services provided in the current quarter, and the settlement of a bankruptcy claim agreement with a former customer of EPIK's, which is discussed more fully below. From the backlog, EPIK is scheduled to recognize revenues of $8.2 million in the remainder of 2002, $1.5 million of which is considered at risk.

Operating expenses, before restructuring and other costs, were $14.9 million compared sequentially with the first quarter 2002 expenses of $15.9 million and $17.0 million in the second quarter of 2001. Included in the second quarter 2002 expenses are restructuring charges and other costs of $5.5 million, for additional staff reductions ($1.0 million), collocation (dark) lease buyouts ($0.9 million), and a non-cash increase in the valuation allowance ($3.6 million) for materials identified as excess in the restructuring plan and held for sale. The increased allowance results from lower than expected sales prices for excess telecommunication equipment and materials. Operating expenses for the second quarter of 2002, inclusive of the restructuring and other costs were, $20.4 million.

During 1999 through 2001, a now-bankrupt former customer made advance payments to EPIK for network services to be provided in the future. EPIK recognizes revenues from such payments only as and when it provides the contracted services. However, under the bankruptcy settlement completed during the second quarter of 2002, EPIK is no longer contractually obligated to provide any future services or return the previously received amounts. Accordingly, EPIK recorded during the second quarter of 2002 $9.4 million of other income to reflect the settlement of this commercial contract.

SIX MONTHS

EPIK's 2002 first half results are consistent with the expectations of the restructuring plan adopted in November of 2001 to focus EPIK on growing revenues from its existing Southeast network, while reducing ongoing operating expenses and capital needs. EPIK's operating expenses before restructuring charges and other costs, depreciation and amortization were $20.0 million, with capital expenditures of $3.4 million for the first half of 2002.

EPIK's 2002 year-to-date revenues were $10.1 million compared to $6.0 million in the same period in 2001. Revenues during 2002 reflect EPIK's focus on growing customer services on its lit Southeast network. Revenues from bandwidth services were $5.1 million for the first half of 2002 versus $1.4 million during the same period of 2001. EPIK continues to recognize certain revenues from credit risk customers only as payments are received. Included in revenues for the first half of 2002 are payments of $1.5 million from credit risk customers for services provided in prior periods. Conversely, in the first half of 2002, EPIK provided services of $0.6 million to credit risk customers that was not recognized as revenue in the first six months. Operating expenses for the six months ended June 30, 2002 were $36.3 million compared to $29.1 million for the comparable prior year period. Included in these expenses is $10.9 million and $3.9 million of depreciation and amortization, respectively, for 2002 and 2001. 2002 expenses also included $5.5 million of restructuring charges and other costs. 2001 expenses included $2.6 million of bad debt expenses.

CORPORATE EXPENSES
SECOND QUARTER AND SIX MONTHS

Corporate expenses for the second quarter and first six months of 2002 increased to $3.6 million and $5.6 million, respectively, compared with 2001's second quarter and first six months' expenses of $2.2 million and $3.7 million, respectively. Increases in corporate expenses primarily relate to costs associated with ongoing strategic reviews.

INTEREST EXPENSE
SECOND QUARTER AND SIX MONTHS

Net interest expense for the second quarter and first six months of 2002 was $5.1 million and $9.8 million, respectively. This compares with net interest income of $0.5 million and $0.4 million for the second quarter and first six months of 2001, respectively. The higher net interest expense resulted primarily from increased borrowings and reduced capitalization of interest due to completion of telecommunications network construction.

OTHER INCOME
SECOND QUARTER AND SIX MONTHS

Other income for the quarter and first six months of 2002 was $10.8 million and $13.1 million, respectively. This represents an increase of $10.4 million from the second quarter of 2001 ($0.4 million) and $12.1 million from the first six months of 2001 ($1.0 million). Second quarter 2002 other income included the $9.4 million gain upon settlement of a contract termination with one of EPIK's former customers, as discussed above. The first quarter of 2002 also included $1.9 million of income from a pipe and wire crossing agreement.

PROVISION FOR INCOME TAXES

Income tax expense represents an effective rate of 39.0% for the second quarter and first six months of 2002 compared to an effective rate for income tax expense of 40.0% for the same periods of 2001.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash generated from operations was $27.6 million and $5.7 million for the six months ended June 30, 2002 and 2001, respectively. Changes in operating assets and liabilities generated $4.2 million and used $17.6 million for the six months ended June 30, 2002 and 2001, respectively, which included in the six months ended June 30, 2002 a significant reduction in EPIK's payables related to construction of its telecommunications network that was completed in late 2001. Eliminating changes in operating assets and liabilities, net cash otherwise generated by operating activities was $23.4 million and $23.3 million during the six months ended June 30, 2002 and 2001, respectively. During the first six months of 2002, the Company made capital investments of $29.2 million, received $5.3 million from asset dispositions, and reduced debt balances by $6.2 million and cash and equivalents balances by $4.4 million.

The Company continues to manage its capital spending, especially at Flagler and EPIK, based on customer demand in the marketplace. Thus far in 2002, Flagler has seen cyclical softness in the commercial real estate markets, and anticipated 2002 capital investment has been reduced to between $35-45 million from its previously forecasted $45-60 million. In 2001 and 2000, the Company's capital investments at EPIK were made primarily to construct a telecommunications network and certain related facilities. This construction was completed in late 2001. The Company presently does not expect to make material capital expenditures to expand the network in 2002 or in the foreseeable future. Capital expenditures estimated at $5 to $8 million are expected to be made in 2002 to maintain EPIK's business and to discharge commitments pursuant to customer contracts executed prior to December 31, 2001. The Company expects that further capital investments at EPIK in 2002 will be undertaken only as warranted to fulfill new revenue-generating customer contracts which the Company is seeking.

Financing of the Company's investment program is planned through internally generated cash flows and the use of the Company's $300 million revolving credit facility. At June 30, 2002, the amount drawn down on the revolving credit facility was $34 million.

The Company's $300 million revolving credit facility is provided pursuant to an agreement, as amended, between the Company and eleven banking institutions (the "Credit Facility Agreement"). The description herein of the revolving credit facility is qualified in its entirety by reference to the Credit Facility Agreement, which is incorporated as Exhibit 10(b) to the Company's Reports on Form 10-K for the years ended December 31, 2001 and December 31, 2000. Pursuant to the Credit Facility Agreement, the Company agreed, among other things, to maintain certain financial ratios. The Company believes the most restrictive of such ratios to be the Global Debt/EBITDA ratio (the terms Global Debt and EBITDA being defined in the Credit Facility Agreement). The Credit Facility Agreement provides that at June 30, 2002 the Company's Global Debt/EBITDA ratio shall be no greater than 4.75. At June 30, 2002, the Company's actual Global Debt/EBITDA ratio was 0.78. Pursuant to the Credit Facility Agreement, the required Global Debt/EBITDA ratio varies in future periods, declining from 4.75 at June 30, 2002 to 3.50 at March 31, 2003 and thereafter, all as more particularly set forth in the Credit Facility Agreement. Although no assurances can be given as to the Company's future compliance with the Global Debt/EBITDA ratio covenant or other financial covenants, the Company has complied with the terms of the Credit Facility Agreement at all times in the past and expects to continue to comply with them in the future.

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

ITEM 4.

              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 30, 2002. There were 16,921,421 shares of Class A Common Stock and 19,609,216 shares of Class B Common Stock outstanding as of the Record Date of the Annual Meeting, April 3, 2002. Of this amount, there were 15,376,900 Class A Common Stock and 18,786,698 Class B Common Stock represented in person or by proxy.

Proposal 1: The election of ten directors: two directors to be elected by Class A shareholders; eight directors to be elected by Class B shareholders.


                                                                    NUMBER OF VOTES CAST
                                                           -----------------------------------
              COMMON CLASS A - NAME                           FOR                      ABSTAIN
              ---------------------                        ----------                  -------
              Allen C. Harper                              15,158,672                  218,228
              Gilbert Lamphere                             15,158,662                  218,238

              COMMON CLASS B - NAME
              ---------------------
              Robert W. Anestis                            17,846,109                  940,589
              Richard S. Ellwood                           18,748,872                   37,826
              J. Nelson Fairbanks                          18,748,844                   37,854
              David M. Foster                              18,749,922                   36,776
              Adolfo Henriques                             18,750,547                   36,151
              Joseph Nemec                                 18,750,311                   36,387
              Herbert H. Peyton                            18,748,805                   37,893
              Winfred L. Thornton                          18,583,342                  203,356


Proposal 2: Approval of Florida East Coast Industries' Stock Incentive Plan:


                                               NUMBER OF VOTES CAST
                           ---------------------------------------------------
                              FOR                    AGAINST           ABSTAIN
                           ----------                -------           -------

Common Class A             12,786,085                804,533           19,935
Common Class B             16,362,083                331,278           21,740

Broker Non-Vote Common Class A 1,766,347 - Broker Non-Vote Class B 2,071,597

Proposal 3: Approval of Florida East Coast Industries' Employee Stock Purchase
Plan:


                                              NUMBER OF VOTES CAST
                           ---------------------------------------------------
                               FOR                   AGAINST           ABSTAIN
                           ----------                -------           -------

Common Class A             12,786,085                804,533           19,935
Common Class B             16,474,322                222,705           18,074

Broker Non-Vote Common Class A 1,766,347 - Broker Non-Vote Class B 2,071,597

ITEM 5.

                               OTHER INFORMATION

FECR's traffic volume and revenues for the three months ended June 30, 2002 and 2001, respectively, are shown below. Also, FECR's, Flagler's and FLX's quarterly operating expenses are presented below.

                                    TRAFFIC
                           THREE MONTHS ENDED JUNE 30
                        (dollars and units in thousands)


                                   2002           2001         PERCENT          2002             2001         PERCENT
COMMODITY                         UNITS          UNITS        VARIANCE        REVENUES         REVENUES       VARIANCE
---------                         -----          -----        --------        --------         --------       --------

INTERMODAL
  TOFC/COFC                        64.0           65.7          (2.6)          $14,980          $15,430          (2.9)
RAIL CARLOADS
  Crushed stone                    29.5           27.2           8.5            13,412           11,860          13.1
  Construction materials            1.3            1.3           0.0               761              830          (8.3)
  Vehicles                          5.8            6.4          (9.4)            4,751            5,241          (9.3)
  Foodstuffs                        2.9            2.0          45.0             2,166            1,596          35.7
  Chemicals                         1.0            0.9          11.1             1,214            1,043          16.4
  Paper                             1.7            2.0         (15.0)            1,707            1,884          (9.4)
  Other                             3.4            3.7          (8.1)            2,035            1,915           6.3
                                  -----          -----          ----           -------          -------          ----
            Total                 109.6          109.2           0.4           $41,026          $39,799           3.1
                                  =====          =====          ====           =======          =======          ====

(Prior year results have been reclassified to conform to current year's presentation.)

                           RAILWAY OPERATING EXPENSES


(dollars in thousands)                      QUARTER              QUARTER
                                          ENDED 6/30/02        ENDED 6/30/01
                                          -------------        -------------

Compensation & Benefits                       12,736              11,753
Fuel                                           2,720               3,157
Equipment Rents (net)                          1,048                 225
Car Hire (net)                                  (972)                237
Depreciation                                   4,305               4,100
Purchased Services                             2,076               2,018
Repairs to/by Others (net)                    (1,208)             (1,089)
Load/Unload                                    1,823               1,877
Casualty & Insurance                           1,631               1,052
Property Taxes                                 1,185               1,155
Materials                                      2,138               2,279
General & Administrative Expenses              2,279               2,182
Other                                          1,017                 626
                                             -------             -------
Total Operating Expenses                      30,778              29,572
                                             =======             =======

                           TRUCKING SEGMENT EXPENSES


(dollars in thousands)                      QUARTER          QUARTER
                                          ENDED 6/30/02   ENDED 6/30/01
                                          -------------   -------------

Compensation & Benefits                        564               496
Fuel                                           295               220
Equipment Rentals (net)                        591               430
Depreciation                                    12                37
Purchased Services                           4,317             3,263
Repairs Billed to/by Others (net)              123               243
Casualty & Insurance                           387               327
Property Taxes                                  35                27
Other                                          197               213
                                             -----            ------
Total Line-Haul Expenses                     6,521             5,256
Agency Costs                                   789             3,103
General & Administrative Expenses            1,503             1,922
                                             -----            ------
Total Operating Expenses                     8,813            10,281
                                             =====            ======


                            REALTY SEGMENT EXPENSES


(dollars in thousands)                            QUARTER           QUARTER
                                               ENDED 6/30/02     ENDED 6/30/01
                                               -------------     -------------

Real Estate Taxes-Developed                         1,904             1,648
Repairs & Maintenance-Recoverable                     510               484
Services, Utilities, Management Costs               2,603             2,393
                                                   ------            ------
  Subtotal-Expenses subject to recovery             5,017             4,525

Realty Sales Expense                                  458             4,983
Real Estate Taxes-Undeveloped Land                    820               815
Repairs & Maintenance-Non-recoverable                 203               167
Depreciation & Amortization                         5,957             5,343
SG&A-Non-recoverable                                2,452             2,875
                                                   ------            ------
  Subtotal-Non-recoverable expenses                 9,890            14,183

Total Operating Expenses                           14,907            18,708
                                                   ======            ======


ITEM 6.

                              EXHIBITS AND REPORTS

REPORTS ON FORM 8-K

1. The Registrant furnished information under Item 9 on Form 8-K on May 15, 2002, reporting information the Registrant elected to disclose through Form 8-K pursuant to Regulation FD. The information concerned presentations to be made by Mr. Robert W. Anestis, Chairman, President and Chief Executive Officer of Florida East Coast Industries, Inc. to various potential investors at various locations in Milwaukee, Chicago and St. Louis from May 15-17, 2002.

2. The Registrant furnished information under Item 5 on Form 8-K on June 20, 2002, reporting information the Registrant elected to disclose through Form 8-K pursuant to Regulation FD. The information concerned Florida East Coast Industries' announcement that it had retained Morgan Stanley to assist in a review of strategic alternatives for FECI's wholly owned telecommunications subsidiary, EPIK Communications Incorporated.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FLORIDA EAST COAST INDUSTRIES, INC.
                                               (REGISTRANT)


Date: 7/29/02                       /s/ Mark A. Leininger
      -------                       -------------------------------------------
                                    Mark A. Leininger, Vice President
                                    and Controller


Date: 7/29/02                       /s/ Richard G. Smith
      -------                       -------------------------------------------
                                    Richard G. Smith, Executive Vice President
                                    and Chief Financial Officer