Form 10-Q
period 2002-09-30
FLORIDA EAST COAST INDUSTRIES INC
filed 2002-11-06
CIK 740796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 001-08728

Florida East Coast Industries, Inc.

(Exact name of Registrant as specified in its charter)

Florida	59-2349968

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Malaga Street, St. Augustine, Florida	32084

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code — (904) 829-3421

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒    No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at September 30, 2002

Class A Common Stock-no par value Class B Common Stock-no par value	17,024,316 shares 19,609,216 shares

FLORIDA EAST COAST INDUSTRIES, INC.

Page Numbers

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets - September 30, 2002 and December 31, 2001	2
Consolidated Statements of Income - Three Months and Nine Months Ended September 30, 2002 and 2001	3
Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2002 and 2001	4
Notes to Consolidated Condensed Financial Statements	5-12
Item 2. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations
Comparison of Third Quarter 2002 versus Third Quarter 2001 and Nine Months 2002 versus Nine Months 2001	13-19
Changes in Financial Condition, Liquidity and Capital Resources	19
Item 3. Quantitative and Qualitative Disclosures about Market Risk	19
Item 4. Evaluation of Disclosure Controls and Procedures	20
PART II OTHER INFORMATION
Item 1. Legal Proceedings	20
Item 5. Other Information	20-21
Item 6. Exhibits and Reports on Form 8-K	22

FLORIDA EAST COAST INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30	December 31
	2002	2001

	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	28,512	14,089
Accounts receivable (net)	22,890	31,219
Income tax receivable	2,800	10,105
Materials and supplies	2,942	3,703
Assets held for sale (Notes 2 and 9)	11,672	7,825
Assets related to discontinued operations (Note 2)	5,626	—
Prepaid expenses and other current assets	13,129	14,720
Deferred income taxes	10,026	—

Total current assets	97,597	81,661
Properties, Less Accumulated Depreciation and Amortization	790,332	1,064,899
Other Assets and Deferred Charges	51,672	54,110

Total Assets	939,601	1,200,670

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	36,677	58,202
Short-term debt	2,594	2,457
Accrued casualty and other reserves	2,141	1,987
Liabilities related to discontinued operations (Note 2)	6,225	—
Other accrued liabilities	28,748	16,746

Total current liabilities	76,385	79,392
Deferred Income Taxes	22,158	103,673
Long-Term Debt	269,821	282,784
Accrued Casualty and Other Long-Term Liabilities	35,200	50,652
Shareholders’ Equity:
Common Stock:
Class A common stock; no par value; 50,000,000 shares authorized; 17,823,400 shares issued and 17,024,316 shares outstanding at September 30, 2002, and 17,720,687 shares issued and 16,921,603 shares outstanding at December 31, 2001	69,142	66,533
Class B common stock; no par value; 100,000,000 shares authorized; 19,609,216 shares issued and outstanding at September 30, 2002 and December 31, 2001
Retained earnings	479,772	628,346
Restricted stock deferred compensation	(3,522)	(1,355)
Treasury stock at cost (799,084 shares)	(9,355)	(9,355)

Total shareholders’ equity	536,037	684,169

Total Liabilities and Shareholders’ Equity	939,601	1,200,670

(See accompanying notes to consolidated condensed financial statements.)

FLORIDA EAST COAST INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)
(unaudited)

	THREE MONTHS		NINE MONTHS
	ENDED SEPTEMBER 30		ENDED SEPTEMBER 30

	2002	2001	2002	2001

Operating revenues	64,485	65,841	198,822	200,172
Operating expenses (Notes 3 and 9)	(300,177)	(60,776)	(433,093)	(184,428)

Operating (loss) profit	(235,692)	5,065	(234,271)	15,744
Interest expense	(5,048)	(1,321)	(14,865)	(960)
Other income (Note 7)	458	449	13,577	1,476
(Loss) income before income taxes	(240,282)	4,193	(235,559)	16,260
Benefit (provision) for income taxes	92,520	(1,596)	90,690	(6,387)

(Loss) income from continuing operations	(147,762)	2,597	(144,869)	9,873
DISCONTINUED OPERATIONS (Note 2)
Loss from operation of discontinued operations (net of taxes)	(609)	(629)	(1,951)	(2,171)
Gain on disposition of discontinued operations (net of taxes)	988	—	988	—

Income (loss) from discontinued operations	379	(629)	(963)	(2,171)

Net (loss) income	(147,383)	1,968	(145,832)	7,702

EARNINGS PER SHARE
(Loss) income from continuing operations — basic and diluted	$(4.05)	$0.07	$(3.98)	$0.27
Loss from operation of discontinued operations — basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.06)
Gain on disposition of discontinued operations — basic and diluted	$0.03	—	$0.03	—

Net (loss) income — basic and diluted	$(4.04)	$0.05	$(4.00)	$0.21
Average shares outstanding — basic	36,440,611	36,396,026	36,442,184	36,393,080
Average shares outstanding — diluted	36,440,611	36,558,797	36,442,184	36,632,698

(See accompanying notes to consolidated condensed financial statements.)

FLORIDA EAST COAST INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended Sept. 30

	2002	2001

Cash Flows from Operating Activities:
Net (loss) income	(145,832)	7,702
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	49,012	38,340
EPIK restructuring charges	5,474	—
Payment of restructuring charges	(4,512)	—
Asset impairment charge	238,066	—
FLX exit costs	3,839	—
Gain on sales and other disposition of properties	(10,870)	(10,256)
Non-cash gain on contract termination	(9,437)	—
Other	(577)	610
Deferred taxes	(91,541)	(532)

	33,622	35,864
Changes in operating assets and liabilities: (Note 2)
Accounts receivable	6,695	(3,243)
Other current assets	(683)	(3,596)
Other assets and deferred charges	1,888	(3,476)
Accounts payable	(17,650)	(25,485)
Income taxes receivable (payable)	7,305	(4,834)
Other current liabilities	17,106	9,677
Accrued casualty and other long-term liabilities	(4,415)	1,199

	10,246	(29,758)
Net cash generated by operating activities	43,868	6,106
Cash Flows from Investing Activities:
Purchase of properties	(39,831)	(209,025)
Proceeds from available-for-sale investments	—	13,007
Proceeds from disposition of assets	26,023	17,967

Net cash (used in) generated by investing activities	(13,808)	(178,051)
Cash Flows from Financing Activities:
Proceeds from exercise of options	—	2,265
Purchase of common stock	(68)	—
Proceeds from mortgages	—	247,000
Payment of mortgage debt	(1,827)	(243)
Payment of line of credit	(11,000)	(83,000)
Debt issuance costs	—	(5,956)
Payment of dividends	(2,742)	(2,739)

Net cash (used in) provided by financing activities	(15,637)	157,327
Net Increase (Decrease) in Cash and Cash Equivalents	14,423	(14,618)
Cash and Cash Equivalents at Beginning of Period	14,089	18,444

Cash and Cash Equivalents at End of Period	28,512	3,826

Supplemental Disclosure of Cash Flow Information:
Cash (received) paid for income taxes	(7,984)	12,950

Cash paid for interest	14,001	6,562

Property contributed to partnerships	—	4,590

(See accompanying notes to consolidated condensed financial statements.)

FLORIDA EAST COAST INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. General

In the opinion of management, the accompanying unaudited consolidated condensed financial statements reflect all accruals and adjustments considered necessary to present fairly the Company’s financial position as of September 30, 2002 and December 31, 2001, and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 2002 and 2001. Results for interim periods are not necessarily indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Note 2. Discontinued Operations

Flagler Development

During the third quarter 2002, Flagler Development Company (Flagler) sold an industrial building totaling approximately 300,000 square feet located in its Beacon Station Business Park. By exercising an option, the tenant purchased the building for $18.2 million, and Flagler reported a pre-tax gain of $5.5 million ($3.3 million, net of tax) on the sale. In addition, Flagler entered into a contract to sell a 101,000-square foot building utilized as a call center in its Beacon Station Business Park, with the sale expected to close in the fourth quarter 2002. These sales are accounted for as discontinued operations under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), and all periods presented have been restated for the discontinued operations of both buildings. The gain on the sale of the industrial building has been excluded from continuing operations and included in discontinued operations for all periods presented. The call center building, which is expected to be sold in the fourth quarter of 2002, with a net book value of $8.3 million, has been included in assets held for sale.

	THREE MONTHS		NINE MONTHS
	ENDED SEPT. 30		ENDED SEPT. 30

	2002	2001	2002	2001

Summary of Operating Results of Discontinued Operations
Flagler realty rental revenues	829	848	2,698	1,465
Flagler realty rental expenses	(402)	(344)	(1,206)	(661)

Income before income taxes	427	504	1,492	804
Income taxes	(165)	(195)	(576)	(310)

Income from discontinued operations	262	309	916	494

Trucking Operations

During the third quarter of 2002, the Company adopted a plan to discontinue its regional long-haul trucking operations. The Company expects shut down and disposition activities to continue into the fourth quarter of 2002. As of September 30, 2002, the estimated disposition loss of approximately $5.2 million includes the following items: employee severance costs, tractor/trailer disposition costs and other costs. At September 30, 2002, $3.8 million ($2.3 million, net of tax) of these costs had been accrued.

The Company reported the results of the trucking operations and the estimated disposition loss as discontinued operations under the provisions of SFAS 144, and all periods presented have been restated accordingly.

Net Assets of Discontinued Operations

9/30/02

Assets
Accounts receivable (net)	2,672
Other current assets	1,104
Properties, less accumulated depreciation and amortization	1,639
Other assets and deferred charges	211

Total Assets	5,626
Liabilities
Accounts payable	(1,455)
Other liabilities	(4,770)

Total Liabilities	(6,225)

Net Liabilities of Discontinued Operations	(599)

	THREE MONTHS		NINE MONTHS
	ENDED SEPT. 30		ENDED SEPT. 30

	2002	2001	2002	2001

Summary of Operating Results of Discontinued Operations
Trucking revenues	6,497	9,457	22,940	25,485
Trucking expenses	(7,913)	(10,983)	(27,601)	(29,818)

Loss before income taxes	(1,416)	(1,526)	(4,661)	(4,333)
Income taxes	545	588	1,794	1,668

Loss from discontinued operations	(871)	(938)	(2,867)	(2,665)

Note 3. Telecommunications’ Asset Impairment

On June 20, 2002, the Company had announced (as reflected on Form 8-K filed that day) that it had retained Morgan Stanley to assist in a review of strategic alternatives for EPIK Communications Incorporated, its wholly owned telecommunications subsidiary. In its announcement, the Company had stated its expectation that if the Company should consummate a transaction involving EPIK, it likely would be for less than the book value, which would result in a non-cash charge to earnings. However, the Company cautioned that there could be no assurance the strategic review would result in a transaction involving EPIK.

The previously announced strategic alternatives review proceeded throughout and past the end of the third quarter, as a result of which the Company obtained new information about deteriorating conditions in the telecommunications industry, the prospects for EPIK’s business, the fair value of the Company’s investment in EPIK, and the alternatives available to the Company in respect of this investment. As a result, the Company has fully impaired the remaining $238.1 million carrying value of EPIK’s long-lived telecommunications assets. The carrying value of EPIK’s other assets, consisting primarily of current assets, totaled $11.0 million at September 30, 2002. As required by SFAS 144, the Company has accounted for telecommunications as a continuing operation, though the Company may reclassify telecommunications to discontinued operations in the future if the criteria specified in SFAS 144 for discontinued operations accounting are met. The Company presently intends to continue to support EPIK’s provision of service pursuant to existing customer obligations while the Company seeks to exit the telecommunications business. However, there can be no assurance that the Company will continue such support indefinitely. Although the Company has been seeking a single purchaser for EPIK or substantially all its assets, EPIK presently intends to seek to sell during the fourth quarter of 2002 those assets not needed to meet existing customer obligations. Given overcapacity and substantial amounts of excess equipment available for sale in the telecommunications industry, success in selling such assets is not assured, the amount of proceeds is not reasonably determinable, and any such proceeds are not expected to be material to the Company.

The Company has recorded a cumulative book deferred tax benefit of approximately $101 million related to EPIK’s long-lived telecommunications’ assets. This deferred tax asset is shown net in the deferred tax liability section of the Company’s consolidated balance sheets.

Note 4. Commitments and Contingencies

The Company is the defendant and plaintiff in various lawsuits resulting from its operations. In the opinion of management, appropriate provision has been made in the financial statements for the estimated liability that may result from disposition of such matters. The Company maintains comprehensive liability insurance for bodily injury and property claims, but is self-insured or maintains a significant self-insured retention for these exposures, particularly at Florida East Coast Railway, L.L.C. (FECR or Railway). These lawsuits are related to alleged bodily injuries sustained by Railway employees or third parties, employment related matters such as alleged wrongful termination and commercial or contract disputes.

The Company is subject to proceedings and consent decrees arising out of its historic disposal of fuel and oil used in the transportation business. It is the Company’s policy to accrue environmental cleanup costs when it is probable that a liability has been incurred and an amount can be reasonably estimated. As assessments and cleanups proceed, these accruals are reviewed and adjusted.

The Company is participating, together with several other potentially responsible parties (PRPs), in the remediation of a site in Jacksonville, Florida, pursuant to an agreement with the United States Environmental Protection Agency (USEPA). The site previously accepted waste oil from many businesses. The Company has accrued its estimated share of the total estimated cleanup costs for the site. Based upon management’s evaluation, the Company does not expect to incur additional amounts, even though the Company may have joint and several liability.

FECR is investigating sites where contaminants from its historic railroad operations may have migrated off-site through the movement of groundwater or contaminated soil. FECR, if required as a result of the investigation, will develop an appropriate plan of remediation, with possible alternatives including natural attenuation and groundwater pumping and treatment. Historic railroad operations at the Company’s main rail facilities have resulted in soil and groundwater impacts. In consultation with the Florida Department of Environmental Protection (FDEP), the Company operates and maintains groundwater treatment systems at its primary facilities.

FECR is one of several PRPs alleged to have contributed to the environmental contamination at and near the Miami International Airport. The allegations are contained in a lawsuit filed by Miami-Dade County but not officially served on the Railway. The Company does not currently possess sufficient information to reasonably estimate the amount of remediation liability, if any, it may have in regard to this matter. While the ultimate results of the claim against FECR cannot be predicted with certainty, based on information presently available, management does not expect that resolution of this matter will have a material adverse effect on the Company’s financial position, liquidity or results of operation.

The Company monitors a small number of sites leased to others, or acquired by the Company or its subsidiaries. Based on management’s ongoing review and monitoring of the sites, and the ability to seek contribution or indemnification from the PRPs, the Company does not expect to incur material additional costs, if any.

It is difficult to quantify future environmental costs as many issues relate to actions by third parties or changes in environmental regulations. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity or results of operations of the Company.

Note 5. Earnings Per Share

The diluted weighted-average number of shares includes the net shares that would be issued upon the exercise of “in the money” stock options using the treasury stock method.

Note 6. Dividends

On August 29, 2002, the Company declared a dividend of $.025 (2 1/2 cents) per share on its outstanding common stock, payable September 27, 2002, to shareholders of record September 13, 2002.

Note 7. Other Income

	THREE MONTHS		NINE MONTHS
	ENDED SEPTEMBER 30		ENDED SEPTEMBER 30

(dollars in thousands)	2002	2001	2002	2001

EPIK — contract termination	—	—	9,437	—
Pipe & wire crossings/signboards	363	364	3,830	1,445
Other (net)	95	85	310	31

	458	449	13,577	1,476

During 1999 through 2001, a now-bankrupt former customer made advance payments to EPIK for network services to be provided in the future. EPIK recognizes revenues from such payments only as and when it provides the contracted services. However, under a bankruptcy settlement with the former customer, which was completed during the second quarter of 2002, EPIK is no longer contractually obligated to provide any future services or return the previously received amounts. Accordingly, EPIK recorded $9.4 million of other income to reflect the bankruptcy settlement of this commercial contract during the second quarter of 2002.

Note 8. Debt

The Company maintains a $300 million revolving credit agreement with certain financial institutions, for which the Company presently pays (quarterly) commitment fees, as applicable under the agreement, at a range of 20-50 basis points. The borrowings under the credit agreement are secured by the capital securities of FECR, Florida Express Carriers, Inc. (FLX) and the Class A shares of EPIK. The Company’s revolving credit agreement contains various covenants which, among other things, require the maintenance of certain financial ratios related to fixed charge coverage and maximum leverage; establish minimum levels of net worth; establish limitations on indebtedness, certain types of payments, including dividends, liens and investments; and limit the use of proceeds of asset sales. Some of the above covenants provide specific exclusion of EPIK’s financial results, as well as exclusion of certain financing and investing activities at Flagler. Borrowings under the credit agreement bear interest at variable rates linked to the LIBOR Index. Interest on borrowings is due and payable on the “rollover date” for each draw. Outstanding borrowings can be paid at any time by the borrower, or at the conclusion of the facility’s term (March 31, 2004). At September 30, 2002, there were $28 million of direct borrowings outstanding under the facility at an average interest rate of approximately 2.57%.

During 2001, Flagler issued $247 million of mortgage notes with $160 million due July 1, 2011 and $87 million due October 1, 2008. At September 30, 2002, $244.4 million was outstanding on these notes. These notes are collateralized by certain buildings and properties of Flagler. Blended interest and principal repayment on the notes is payable monthly based on a fixed 7.39% and 6.95% weighted-average interest rate, respectively, for each note offering, on the outstanding principal amount of the mortgage notes and assuming a thirty-year amortization period. The net proceeds in 2001 were used to repay existing indebtedness under the Company’s revolving credit facility.

Note 9. Restructuring Charges and Other Costs

During the fourth quarter of 2001 and second quarter of 2002, EPIK recorded $14.0 million of restructuring charges related to the termination benefits of management and other employees, and certain redundant collocation and commercial realty lease liabilities. At September 30, 2002, the restructuring liabilities were $7.5 million, the decrease primarily resulting from payments of termination benefits.

At September 30, 2002, EPIK continued to actively pursue sales of equipment and material identified as excess to its needs. The net carrying value of these materials is $3.4 million and is included in assets held for sale.

Note 10. Segment Information

The Company follows Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information” (SFAS 131). Under the provisions of SFAS 131, the Company has three reportable operating segments, all within the same geographic area, as follows: railway segment, realty segment and the telecommunications segment.

The railway segment, a part of FECR, provides rail freight transportation along the east coast of Florida between Jacksonville and Miami. The realty segment, which includes Flagler, is engaged in the development, leasing, management, operation and selected sale of commercial and industrial property. EPIK, based in Orlando, Florida, operates as a carriers’ carrier, providing wholesale carrier services including bandwidth (private lines), wave services, Internet Protocol services, collocation and dark fiber.

The Company’s railway subsidiary generates revenues from leases to other telecommunications companies for the installation of fiber optic and other facilities on the railroad right-of-way, which are included in the telecommunications segment. Also, the railway subsidiary generates revenues and expenses from the rental, leasing, and sale of buildings and properties that are ancillary to the railroad’s operations. These revenues and expenses are included in the realty segment.

The Company evaluates the railway segment’s performance based on operating profit or loss from operations before other income and income taxes. Also, the Company evaluates FECR on EBITDA from railway operations and for the legal entity as a whole. Operating profit is operating revenue less directly traceable costs and expenses. EBITDA is defined as operating profit before net interest expense, income taxes, depreciation and amortization. The Company evaluates the realty segment based on EBITDA and operating profit. The Company evaluates the telecommunications segment’s performance, specifically EPIK’s, based on EBITDA.

Intersegment revenues for transactions between the segments are based generally on rates, which are believed to approximate the cost that would have been incurred had similar services been obtained from or provided to an unrelated third party.

The Company’s reportable segments are strategic business units that offer different products and services and are managed separately.

Information by industry segment:

	THREE MONTHS		NINE MONTHS
	ENDED SEPTEMBER 30		ENDED SEPTEMBER 30

(dollars in thousands)	2002	2001	2002	2001

Operating Revenues
Railway	39,963	39,055	122,572	119,558
Realty:
Flagler Realty Rental	14,515	16,714	46,114	46,151
Flagler Realty Sales	1,397	4,201	5,184	16,496
Other Rental	1,068	978	2,752	2,649
Other Sales	1,208	487	2,676	1,471

Total Realty	18,188	22,380	56,726	66,767
Telecommunications:
EPIK Communications	4,842	2,858	14,915	8,872
Right-of-way Leases	1,519	1,589	4,701	5,094

Total Telecommunications	6,361	4,447	19,616	13,966

Total Revenues (segment)	64,512	65,882	198,914	200,291
Intersegment Revenues (a)	(27)	(41)	(92)	(119)

Total Revenues (consolidated)	64,485	65,841	198,822	200,172
Operating Expenses
Railway	30,229	30,513	92,243	89,546
Realty:
Flagler Realty Rental	13,144	12,058	38,259	36,119
Flagler Realty Sales	921	1,874	2,522	7,711
Other Rental	1,237	927	3,544	2,909

Total Realty	15,302	14,859	44,325	46,739
Telecommunications:
EPIK Communications*	251,790	13,795	288,099	42,857
Right-of-way Leases	38	42	114	114

Total Telecommunications	251,828	13,837	288,213	42,971
Corporate General & Administrative	2,845	1,608	8,404	5,291

Total Expenses (segment)	300,204	60,817	433,185	184,547
Intersegment Expenses (a)	(27)	(41)	(92)	(119)

Total Expenses (consolidated)	300,177	60,776	433,093	184,428
Operating (Loss) Profit
Railway	9,734	8,542	30,329	30,012
Realty	2,886	7,521	12,401	20,028
Telecommunications	(245,467)	(9,390)	(268,597)	(29,005)
Corporate General & Administrative	(2,845)	(1,608)	(8,404)	(5,291)

Segment & Consolidated Operating (Loss) Profit	(235,692)	5,065	(234,271)	15,744
Interest Expense	(5,048)	(1,321)	(14,865)	(960)
Other Income	458	449	13,577	1,476

	(4,590)	(872)	(1,288)	516
(Loss) Income before Taxes	(240,282)	4,193	(235,559)	16,260
Benefit (provision) for Income Taxes	92,520	(1,596)	90,690	(6,387)

(Loss) Income from Continuing Operations	(147,762)	2,597	(144,869)	9,873
DISCONTINUED OPERATIONS
(Loss) from Operation of Discontinued Operations (net of taxes)	(609)	(629)	(1,951)	(2,171)
Gain on Disposition of Discontinued Operations (net of taxes)	988	—	988	—

Net (Loss) Income	(147,383)	1,968	(145,832)	7,702

EBITDA by industry segment: (b)

	THREE MONTHS		NINE MONTHS
	ENDED SEPTEMBER 30		ENDED SEPTEMBER 30

(dollars in thousands)	2002	2001	2002	2001

Railway EBITDA**
FECR EBITDA	17,990	16,080	56,821	51,578
Less:
EBITDA from other realty rental and sales	1,684	1,179	4,087	2,736
EBITDA from right-of-way leases	1,519	1,589	4,701	5,094
EBITDA from FECR other income	511	544	4,623	1,651

Railway segment’s EBITDA (c)	14,276	12,768	43,410	42,097

Realty EBITDA (Prior year amounts have been restated to reflect discontinued operations.)
EBITDA from Flagler operating properties’ rents	8,811	11,336	29,456	30,898
EBITDA from real estate services	—	584	—	584
EBITDA (loss) from Flagler land rents/holding costs	(876)	(517)	(2,440)	(1,905)
Equity pickups on partnership rents	269	226	1,223	622
Less: unallocated corporate overhead	(1,259)	(1,525)	(3,742)	(4,351)

EBITDA from Flagler rental properties (net of overheads)	6,945	10,104	24,497	25,848
EBITDA from Flagler real estate sales (net of overheads)	477	2,327	2,662	8,785

Total EBITDA – Flagler (c)	7,422	12,431	27,159	34,633
EBITDA (loss) from other rental	(159)	61	(761)	(229)
EBITDA from other real estate sales	1,208	487	2,676	1,471

Total EBITDA — real estate segment continuing operations (c)	8,471	12,979	29,074	35,875

EBITDA discontinued operations	638	699	2,141	1,230
EBITDA from gain on disposition of discontinued operations	5,532	—	5,532	—

Total EBITDA – discontinued operations (c)	6,170	699	7,673	1,230

Total EBITDA – real estate segment (c)	14,641	13,678	36,747	37,105

Telecommunications’ EBITDA
EPIK EBITDA (c)*	(241,486)	(7,093)	(256,874)	(26,517)
EPIK EBITDA excluding asset impairments, restructuring and other costs	(3,421)	(7,093)	(13,255)	(26,517)
Telecommunications’ EBITDA (c)	(239,967)	(5,504)	(252,173)	(21,423)

(Prior year results have been reclassified to conform to current year’s presentation.)

(a)  Included intersegment revenues and expenses of $27 and $41 for the three months ended September 30, 2002 and 2001 and $92 and $119 for the nine months ended September 30, 2002 and 2001, respectively.

(b)  EBITDA is defined as operating profit before net interest expense, income taxes, depreciation and amortization. The Company has disclosed information concerning EBITDA because an investor may find it is useful in evaluating the Company’s operating performance. EBITDA should not be considered an alternative to net income or any other measure of performance and should be read along with the Company’s financial statements. EBITDA should also not be used as a measure of liquidity or cash flows under U.S. GAAP. In addition, EBITDA as defined by the Company may not be comparable to similar measures reported by other companies.

(c)  Railway segment’s EBITDA excludes depreciation of $4,542 and $4,226 for the three months ended September 30, 2002 and 2001, and $13,081 and $12,085 for the nine months ended September 30, 2002 and 2001, respectively. Total FECR’s EBITDA includes EBITDA from right-of-way leases, other realty rental, other realty sales and other income of $3,714 and $3,312 for the three months ended September 30, 2002 and 2001, and $13,411 and $9,481 for the nine months ended September 30, 2002 and 2001, respectively, and in total, plus EBITDA from Railway operations. Excludes depreciation in total of $4,590 and $4,278 for the three months ended September 30, 2002 and 2001, and $13,226 and $12,230 for the nine months ended September 30, 2002 and 2001, respectively.

Total EBITDA — Flagler excludes depreciation and amortization of $5,574 and $5,449 for the three months ended September 30, 2002 and 2001, and $16,642 and $15,816 for the nine months ended September 30, 2002 and 2001, respectively.

Total EBITDA — real estate segment from continuing operations excludes depreciation and amortization in total of $5,584 and $5,459 for the three months ended September 30, 2002 and 2001, and $16,673 and $15,847 for the nine months ended September 30, 2002 and 2001, respectively.

Total EBITDA — discontinued operations excludes depreciation and amortization in total of $210 and $195 for the three months ended September 30, 2002 and 2001, and $649 and $425 for the nine months ended September 30, 2002 and 2001, respectively.

Total EBITDA — real estate segment excludes depreciation and amortization in total of $5,794 and $5,654 for the three months ended September 30, 2002 and 2001, and $17,322 and $16,272 for the nine months ended September 30, 2002 and 2001, respectively.

EPIK’s EBITDA excludes depreciation and amortization of $5,462 and $3,844 for the three months ended September 30, 2002 and 2001, and $16,310 and $7,468 for the nine months ended September 30, 2002 and 2001, respectively. Telecommunications’ EBITDA excludes depreciation and amortization in total of $5,500 and $3,886 for the three months ended September 30, 2002 and 2001, and $16,424 and $7,582 for the nine months ended September 30, 2002 and 2001, respectively.

*-2002 amounts include $5.5 million of restructuring and other costs (nine months only) and $238.1 million of impairment costs.

**-This table is provided to reconcile total EBITDA from the legal entity, Florida East Coast Railway, L.L.C., to EBITDA associated with the Railway operations of FECR and included in the Railway segment.

Item 2.

Management’s Discussion and Analysis of the Consolidated
Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include the Company’s present expectations or beliefs concerning future events. The Company cautions that such statements are necessarily based on certain assumptions, which are subject to risks and uncertainties that could cause actual results to materially differ from those contained in these forward-looking statements. Important factors that could cause such differences include, but are not limited to, the Company’s ability to compete effectively in a rapidly evolving capital constrained, volatile, and price competitive telecommunications marketplace and to respond to customer demands and industry changes; the ability to achieve revenue growth in uncertain telecommunications markets, particularly from products and services that are in the early stages of development or operation; credit risks associated with contractual obligations from customers, including telecommunication customers; the ability to manage growth; changes in business strategy, legislative or regulatory changes; technological changes; volatility of fuel prices; changes in depreciation rates resulting from future railway right-of-way and equipment life studies; changing general economic conditions (particularly in the State of Florida) as it relates to economically sensitive products in freight service and building rental activities; industry competition; ability to manage through economic recessions or downturns in customer’s business cycles; changes in business strategies and implementation; natural events such as weather conditions, floods, earthquakes and forest fires; the ability of the Company to complete its financing plans; the availability and timing of utilization of the Company’s deferred tax assets; unanticipated changes in tax laws, regulations and interpretation thereof that could limit the tax benefits of certain possible transactions; the ultimate outcome of environmental investigations or proceedings and other types of claims and litigation; increases in insurance premiums and deductibles; the availability and costs of attracting and retaining qualified independent third party contractors; and risks entailed in restructuring the manner of delivery of transportation and telecommunication services. In addition, there are risks related to factors such as changes in telecommunications industry business conditions, receptivity to industry consolidation by the securities markets, perceptions of future growth of demand for telecommunication services in Florida and elsewhere, and access to capital, all of which could affect third parties’ level of interest in and ability to consummate a transaction involving EPIK, or acquisition of some or all of EPIK’s assets that is acceptable to the Company; changes in the general or local real estate market or in general or local economic conditions; the ability of the buyers to terminate contracts to purchase real estate from the Company prior to the expiration of inspection periods; ability of buyers to obtain financing; fluctuations in interest rates; buyers’ ability to close transactions; governmental decisions affecting the use of land; liability for environmental remediation and changes in environmental laws and regulations; failure or inability of third parties to fulfill their commitments or to perform their obligations under agreements; and other risks inherent in the real estate and other business of the Company.

As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results and stock price.

Readers should not place undue reliance on forward-looking statements, which reflect management’s view only as of the date thereof. The Company undertakes no obligation to publicly release revisions to the forward-looking statements in this Report that reflect events or circumstances after the date hereof or reflect the occurrence of unanticipated events.

Results of Operations

Consolidated Results
Third Quarter and Nine Months

The Company reported consolidated revenues of $64.5 million for the third quarter 2002, compared to $65.8 million for the third quarter 2001. The Company reported a loss from continuing operations of $147.8 million, or $4.05 per diluted share, for the third quarter of 2002, compared to income from continuing operations of $2.6 million, or $0.07 per diluted share, for the third quarter of 2001. Third quarter 2002 net loss was $147.4 million, or $4.04 per diluted share, compared with net income of $2.0 million, or $0.05 per diluted share, in the third quarter 2001.

For the nine months ended September 30, 2002, the Company reported consolidated revenues of $198.8 million, compared to $200.2 million for the same period in 2001. The Company reported a loss from continuing operations of $144.9 million, or $3.98 per diluted share, for the nine months ended September 30, 2002, compared to income from continuing operations of $9.9 million, or $0.27 per diluted share, for the third quarter of 2001. For the nine months ended September 30, 2002, the net loss was $145.8 million, or $4.00 per diluted share, compared with net income of $7.7 million, or $0.21 per diluted share, for the nine months ended September 30, 2001.

Railway Results

Third Quarter

Quarterly operating revenues increased $0.9 million to $40.0 million, for an increase of 2.3% over the third quarter 2001. This increase resulted from increased aggregate shipments as demand for rock and cement used in Southeast road construction projects remained strong. This quarter experienced growth of approximately 600 units for $0.6 million in additional revenue. Additionally, growth in the foodstuffs market saw revenues increase $0.2 million, due primarily to new business from Tropicana Products, Inc. and Gold Coast Beverage Distributors. Motor vehicle revenues also contributed to the increase, which is up to 15.6% as renewed financing incentives and the introduction of 2003 models increased demand. Intermodal traffic was lower than the third quarter 2001 by $0.4 million. In the third quarter 2002, intermodal revenues declined 2.6%, mostly due to decreased demand from international transport customers and LTL (less than truckload) carriers. Offsetting this decrease were increases in interchange revenues from FLX and from the “Hurricane Train,” a joint marketing alliance with Norfolk Southern that began in August 2001. The “Hurricane Train” from Atlanta to Miami generated 1,511 additional loads for an increase in revenue of $1.1 million over the third quarter 2001. This business has grown steadily throughout 2002.

Operating expenses for the third quarter 2002 decreased by $0.3 million from the quarter ended September 30, 2001. For the quarter, the Railway realized favorable car hire expenses of $1.0 million, lower fuel costs of $0.2 million, and a reduction in rail grinding expenses of $0.4 million, compared to the prior year quarter. Rail grinding expenses for 2002 were incurred during the first quarter of the year. These lower expenses offset higher salaries and benefits costs of $1.0 million, primarily as the Railway experienced an infrequent maximum medical coverage claim and employee separation costs, increased equipment rents ($0.4 million) related to increased trailer costs, and increased depreciation expense of $0.3 million.

Nine Months

Railway segment’s revenues for the nine-month period ended September 30, 2002 increased 2.5% to $122.6 million, compared to $119.6 million for the same period 2001. Operating profit was $30.3 million for the nine-month period ended September 30, 2002, compared to $30.0 million in the prior year. Railway segment’s EBITDA increased to $43.4 million for the nine-month period ended September 30, 2002 versus $42.1 million for the same period 2001. The operating ratio was 75.3% for the nine-month period ended September 30, 2002, compared to 74.9% for the same period 2001.

Freight revenues were 3.0% higher for the nine-month period ended September 30, 2002 than for the same period 2001. Revenues from carloads were up 6.9% for the nine-month period ended September 30, 2002. The primary driver for the increase was aggregate revenue, up 11.2%, benefiting from joint initiatives that resulted in customers achieving increased market share and strong construction demand. In addition, revenues from foodstuffs increased 33.9% due to significant new business from moving chilled juice products for Tropicana Products, Inc.

Intermodal revenues declined 2.9% for the nine-month period ended September 30, 2002, primarily from reduced demand of international transport customers, LTL (less than truckload) carriers, and reduced traffic from a connecting rail carrier, though revenues from intermodal interconnections with FLX increased 23.1%, compared to 2001 levels.

Operating expenses for the Railway were $92.2 million for the nine-month period ended September 30, 2002, compared to $89.5 million for the same period 2001. Wages and benefits increased $3.0 million, reflecting a general wage increase, employee separation costs, maximum medical coverage claims, and increased labor to support the Railway’s efforts to gain and maintain new customers and traffic. Purchased services were up $0.6 million from 2001 levels due to several new outsourcing activities intended to improve customer service and operations. Personal injury expenses increased $0.8 million, and derailment expenses increased $0.9 million due to four derailments occurring during the nine-month period. Depreciation expense increased $1.0 million. Partially offsetting these increases for the nine-month period ended September 30, 2002 were decreased fuel costs of $1.4 million, primarily due to favorable fuel prices and better utilization of the car fleet, resulting in decreased car hire costs ($2.4 million).

As previously announced, the Company has discontinued its trucking operations and the Railway will manage the drayage operations that support its intermodal business. As a result, there will be incremental revenues and expenses related to the operation that will be transitioned to the Railway.

The Railway expects to complete a “right-of-way” and “equipment” life study during the fourth quarter of 2002. This study will potentially adjust the estimated remaining useful lives of the Railway’s major property, plant and equipment assets and thereby potentially affect future depreciation rates and expenses.

Trucking Results

During the third quarter of 2002, the Company adopted a plan to discontinue its trucking operations. The Company expects shut down and disposition activities to continue into the fourth quarter of 2002. As of September 30, 2002, the estimated disposition loss includes the following items: employee severance costs ($1.4 million), tractor/trailer disposition costs ($2.6 million) and other costs of $1.2 million. At September 30, 2002, $3.8 million of these costs had been accrued. Approximately $1.4 million of severance costs will be accrued in the fourth quarter of 2002.

Accordingly, the Company reported the results of the trucking operations and the estimated disposition loss as discontinued operations under the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and all periods presented have been restated for the discontinued operations. The loss on the disposition of the trucking company’s operations has been excluded from continuing operations and included in discontinued operations for all periods presented.

Realty Results

Third Quarter Results from Continuing Operations

Realty rental and services operations and sales revenues from both Flagler and other realty operations were $18.2 million during the third quarter 2002, compared to $22.4 million for the same period last year. Decreases from the prior year relate to a $2.1 million decrease in rental revenues and a $2.1 million decrease in land sales. Third quarter 2002 rental and services operations for Flagler generated $14.5 million in revenues versus $16.7 million for 2001. Included in Flagler’s 2001 rental and services revenues was a lease termination fee of $1.5 million and a property development fee of $0.6 million. Third quarter 2002 rental and services revenues included no such amounts.

At the end of the third quarter 2002, Flagler held 55 finished buildings, with 5.9 million square feet, and an overall occupancy of 82%. Flagler’s “same store” properties, including buildings with 5.4 million square feet, were 84% occupied at September 30, 2002, compared to 93% at September 30, 2001. “Same store” rental revenues decreased by $2.6 million to $12.9 million during the third quarter 2002, compared to $15.5 million in 2001. The decrease is principally associated with the above-mentioned net lease termination fee of $1.5 million, as well as decreased “same store” occupancy.

Four 100% owned Flagler operating properties, with 561,413 square feet, were delivered and began operating activities in 2001. Together, these four properties contributed $1.1 million in third quarter 2002 revenues, compared to $0.1 million in the prior year.

Third quarter realty rental, services and sales operating expenses (after depreciation and amortization) for both Flagler and other realty increased from $14.9 million in 2001 to $15.3 million in 2002. The increase primarily reflected Flagler’s increased rental operations expense, increased other realty operations expense, offset partially by reduced land sales expense. Real estate sales expenses were $0.9 million in 2002, compared to $1.9 million in 2001. Third quarter 2002 operating expenses (after depreciation and amortization) related to both Flagler and other rental activities were $14.4 million, up from $13.0 million in 2001. This increase primarily reflects increased operating expenses at Flagler’s rental properties related to “same store” properties and properties beginning operating activities in 2001.

Third quarter 2002 EBITDA for the real estate segment was $8.5 million, compared to $13.0 million in 2001. This decrease relates to reductions in EBITDA from Flagler’s operating properties’ rents of $2.5 million, primarily related to a 2001 net lease termination fee of $1.5 million, reduced Flagler real estate sales activity that contributed $2.3 million in 2001 versus $0.5 million in 2002, and a $0.6 million development fee recognized as revenue in 2001. Partly offsetting these decreases was increased EBITDA from other real estate sales activity of $0.7 million compared to 2001. Flagler’s “same store” rental expenses (before depreciation and amortization) increased to $4.7 million in 2002 from $4.3 million in 2001. Flagler’s operating expenses (before depreciation and amortization) related to rental activities for four properties delivered in 2001 were $0.5 million for third quarter 2002, with less than $0.1 million in expenses in the prior year period.

Corporate overhead costs decreased to $1.3 million in the third quarter 2002 from $1.5 million in the third quarter 2001. The decrease is principally related to cost control initiatives at Flagler. Flagler occupies approximately 14,000 square feet of space in Jacksonville and currently has 36 employees.

At quarter end 2002, Flagler had six projects, with 771,550 square feet, in various stages of development (181,000 square feet in lease-up stage; 590,550 square feet in predevelopment).

Nine-Months’ Results from Continuing Operations

Flagler’s rental and services revenues remained comparable at $46.1 million during the nine months ended September 30, 2002, while EBITDA from operating properties’ rents decreased 4.7% to $29.5 million when compared to Flagler’s 2001 results of $30.9 million. EBITDA decreased during 2002 related primarily to a $2.7 million decrease in EBITDA from “same store” properties due mainly to decreased rental revenues, partially offset by a $1.5 million increase in EBITDA from properties delivered in 2001. Development services revenue was zero in the nine months ended September 30, 2002, compared to $0.6 million in the same period 2001. Flagler’s operating expenses from rental operations were $38.3 million, with depreciation and amortization of $16.6 million, an increase of $0.8 million from prior year’s depreciation and amortization. Flagler generated $2.7 million in land sale profits for the nine-month period ended September 30, 2002, compared to $8.8 million during 2001. Other realty operations contributed $2.7 million in profits from real estate sales, compared to $1.5 million in 2001.

Third Quarter and Nine-Months’ Results from Discontinued Operations

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for financial statements issued for fiscal years beginning after December 15, 2001, components of Flagler that meet certain criteria have been accounted for as discontinued operations. Therefore, as required by SFAS 144, income or loss attributable to the operations and sales of the components classified as discontinued operations are presented in the statement of operations as discontinued operations, net of applicable income taxes.

During the three months ended September 30, 2002 and 2001, discontinued operations include the gain on the sale of a commercial industrial warehouse disposed of during the third quarter 2002, and the operations of this sold property and of a commercial office building which was under contract for sale at September 30, 2002. The gain recorded on the third quarter 2002 sale was $5.5 million, or $3.3 million, net of applicable taxes of $2.2 million. Discontinued operations generated revenues of $0.8 million during both the third quarter ended September 30, 2002 and 2001, respectively, and incurred operating expenses of $0.4 million and $0.3 million in 2002 and 2001, respectively. Net operating income for the two buildings was $0.4 million in the third quarter ended September 30, 2002, compared to $0.5 million in 2001. EBITDA generated by discontinued operations was $0.6 million and $0.7 million during the quarters ended September 30, 2002 and 2001, respectively.

During the nine months ended September 30, 2002 and 2001, discontinued operations include the gain on the sale of a commercial industrial warehouse disposed of during 2002, and the operations of the sold property and of a commercial office building which was under contract for sale at September 30, 2002. The gain recorded on the industrial warehouse sale was $5.5 million, or $3.3 million, net of taxes of $2.2 million. During the nine months ended September 30, 2002, discontinued operations generated revenues of $2.7 million, compared to $1.5 million in 2001. Net operating income for the two buildings was $1.5 million in the nine months ended September 30, 2002, compared to $0.8 million in 2001. EBITDA generated by the discontinued operations was $2.1 million and $1.2 million during the nine months ended September 30, 2002 and 2001, respectively.

Telecommunications Results

Third Quarter

On June 20, 2002, the Company announced (as reflected on Form 8-K filed that day) that it had retained Morgan Stanley to assist in a review of strategic alternatives for EPIK, its wholly owned telecommunications subsidiary. In its announcement, the Company had stated its expectation that if the Company should consummate a transaction involving EPIK, it likely would be for less than the book value, which would result in a non-cash charge to earnings. However, the Company cautioned that there could be no assurance the strategic review would result in a transaction involving EPIK.

The previously announced strategic alternatives review proceeded throughout and past the end of the third quarter, as a result of which the Company obtained new information about deteriorating conditions in the telecommunications industry, the prospects for EPIK’s business, the fair value of the Company’s investment in EPIK, and the alternatives available to the Company in respect of this investment. As a result, the Company has fully impaired the remaining $238.1 million carrying value of EPIK’s long-lived telecommunications assets. The carrying value of EPIK’s other assets, consisting primarily of current assets, totaled $11.0 million at September 30, 2002. As required by SFAS 144, the Company has accounted for telecommunications as a continuing operation, though the Company may reclassify telecommunications to discontinued operations in the future if the criteria specified in SFAS 144 for discontinued operations accounting are met. The Company presently intends to continue to support EPIK’s provision of service pursuant to existing customer obligations while the Company seeks to exit the telecommunications business. However, there can be no assurance that the Company will continue such support indefinitely. Although the Company has been seeking a single purchaser for EPIK or substantially all its assets, EPIK presently intends to seek to sell during the fourth quarter of 2002 those assets not needed to meet existing customer obligations. Given overcapacity and substantial amounts of excess equipment available for sale in the telecommunications industry, success in selling such assets is not assured, the amount of proceeds is not reasonably determinable, and any such proceeds are not expected to be material to the Company. If such sales are accomplished and the proceeds from such sales are less than the tax basis of the sold assets, it is possible the Company may carry back certain resulting losses, if recognized in 2002, against prior years’ taxable income. However, there can be no assurance of recovery of taxes paid in prior years.

The Company has recorded a cumulative book deferred tax benefit of approximately $101 million related to EPIK’s long-lived telecommunications’ assets. This deferred tax asset is shown net in the deferred tax liability section of the Company’s consolidated balance sheets.

EPIK’s operating results continue to be consistent with the Company’s expectation of its restructuring plan announced in November of 2001. Before restructuring and other costs, EPIK’s third quarter 2002 EBITDA loss from operations was $3.4 million, which compares sequentially with the second quarter of 2002 of $4.9 million and $7.1 million in the third quarter of 2001. Also consistent with the restructuring plan’s expectation, capital expenditures in the third quarter were $1.1 million.

EPIK’s third quarter 2002 revenues were $4.8 million, which compares sequentially with the second quarter of 2002 of $4.6 million and $2.9 million in the third quarter 2001. EPIK recognizes certain revenues from credit risk customers only as payments are received. Included in the third quarter of 2002 revenues are payments of $0.2 million received from credit risk customers for services provided in prior periods. Excluded in the quarter are $0.2 million of services provided to credit risk customers that will not be recognized as revenue until collected. At September 30, 2002, EPIK’s contracted revenue backlog stood at $99.0 million, of which $20.6 million is considered at credit risk. Net increase in backlog from second quarter 2002 results primarily from the addition of two customer contracts during the current period offset by recognition of contracted revenue for services provided. From the backlog, EPIK is scheduled to recognize revenues of $4.2 million in the remainder of 2002, of which $0.7 million is considered at risk.

Operating expenses were $13.7 million, which compares sequentially with the second quarter 2002 expenses of $14.9 million, before restructuring and other costs, and $13.8 million in the third quarter of 2001. Many of EPIK’s expenses are fixed, being governed by agreements with third parties such as facility rents, fiber/conduit leases and maintenance and third party circuits. Future amounts due under EPIK’s agreements total approximately $60 million over terms that range up to 20 years. EPIK has recently negotiated reductions in certain of its obligations and may seek to negotiate reductions in other such obligations in the future. Depreciation and amortization expense increased to $5.5 million in the third quarter of 2002, compared to $3.8 million in the third quarter of 2001. Offsetting this increase are continued expense savings from the Company’s restructuring plan announced in November of 2001, and adjustments to EPIK’s allowance for doubtful accounts ($1.0 million) as EPIK continues to be successful in its collection efforts with credit risk customers.

Nine Months

EPIK’s 2002 year-to-date revenues were $14.9 million, compared to $8.9 million in the same period in 2001. EPIK continues to recognize certain revenues from credit risk customers only as payments are received. Included in revenues for the first nine months of 2002 are payments of $1.5 million from credit risk customers for services provided in prior periods. Conversely, in the first nine months of 2002, EPIK provided services of $0.8 million to credit risk customers that was not recognized as revenue in the first nine months.

Operating expenses for the nine months ended September 30, 2002, excluding the impairment charge of $238.1 million, were $50.0 million, compared to $42.9 million for the comparable prior year period. Included in these expenses is $16.3 million and $7.5 million of depreciation and amortization, respectively, for 2002 and 2001. Expenses for 2002 also included $5.5 million of restructuring charges and other costs. Expenses for 2001 included $2.2 million of bad debt expenses. 2002 year-to-date capital expenditures were $4.5 million.

Corporate Expenses
Third Quarter and Nine Months

Corporate expenses for the third quarter and first nine months of 2002 increased to $2.8 million and $8.4 million, respectively, compared with 2001’s third quarter and first nine months’ expenses of $1.6 million and $5.3 million, respectively. Increases in corporate expenses primarily relate to costs associated with strategic initiatives, including legal and consulting fees.

Interest Expense
Third Quarter and Nine Months

Net interest expense for the third quarter and first nine months of 2002 was $5.0 million and $14.9 million, respectively. This compares with net interest expense of $1.3 million and $1.0 million for the third quarter and first nine months of 2001, respectively. The higher net interest expense resulted primarily from increased borrowings and reduced capitalization of interest due to completion of telecommunications network construction.

Other Income
Third Quarter and Nine Months

Other income for the quarter and first nine months of 2002 was $0.5 million and $13.6 million, respectively. This represents an increase of $0.1 million from the third quarter of 2001 ($0.4 million) and an increase of $12.1 million from the first nine months of 2001 ($1.5 million). Year-to date 2002 other income includes a $9.4 million gain related to the settlement of a contract termination with one of EPIK’s former customers. Year-to-date 2002 results also include $1.9 million of income from pipe and wire crossing agreements.

Provision for Income Taxes

Income tax expense/benefits represent an effective rate of 38.5% for the third quarter and first nine months of 2002, compared to an effective rate for income tax expense of 39.5% for the same periods of 2001.

Financial Condition, Liquidity and Capital Resources

Net cash generated from operations was $43.9 million and $6.1 million for the nine months ended September 30, 2002 and 2001, respectively. Changes in operating assets and liabilities generated $10.2 million and used $29.8 million for the nine months ended September 30, 2002 and 2001, respectively, which included, in the nine months ended September 30, 2002, a significant reduction in EPIK’s payables related to construction of its telecommunications network that was completed in late 2001. Eliminating changes in operating assets and liabilities, net cash otherwise generated by operating activities was $33.6 million and $35.9 million during the nine months ended September 30, 2002 and 2001, respectively. During the first nine months of 2002, the Company made capital investments of $39.8 million, received $26.0 million from asset dispositions, and reduced debt balances by $12.8 million and increased cash and equivalents balances by $14.4 million.

The Company continues to manage its capital spending, especially at Flagler, based on customer demand in the marketplace. Thus far in 2002, Flagler has seen cyclical softness in the commercial real estate markets and, as a result, anticipated 2002 capital investment has been reduced to between $25-30 million from its previously forecasted $45-60 million. In 2001 and 2000, the Company’s capital investments at EPIK were made primarily to construct a telecommunications network and certain related facilities. This construction was completed in late 2001. The Company presently does not expect to make material capital expenditures to expand the network in 2002 or in the foreseeable future. Capital expenditures estimated at $5 to $8 million are expected to be made in 2002 to maintain EPIK’s business.

Financing of the Company’s investment program is planned through internally generated cash flows and the use of the Company’s $300 million revolving credit facility. At September 30, 2002, the amount drawn down on the revolving credit facility was $28 million.

The Company’s $300 million revolving credit facility is provided pursuant to an agreement, as amended, between the Company and eleven banking institutions (the “Credit Facility Agreement”). The description herein of the revolving credit facility is qualified in its entirety by reference to the Credit Facility Agreement, which is incorporated as Exhibit 10(b) to the Company’s Reports on Form 10-K for the years ended December 31, 2001 and December 31, 2000. Pursuant to the Credit Facility Agreement, the Company agreed, among other things, to maintain certain financial ratios. The Company believes the most restrictive of such ratios to be the Global Debt/EBITDA ratio (the terms Global Debt and EBITDA being defined in the Credit Facility Agreement). The Credit Facility Agreement provides that the Company’s Global Debt/EBITDA ratio shall be no greater than 4.25 at September 30, 2002. At September 30, 2002, the Company’s actual Global Debt/EBITDA ratio was 0.75. Pursuant to the Credit Facility Agreement, the required Global Debt/EBITDA ratio varies in future periods, declining from 4.25 at September 30, 2002 to 3.50 at March 31, 2003 and thereafter, all as more particularly set forth in the Credit Facility Agreement. Although no assurances can be given as to the Company’s future compliance with the Global Debt/EBITDA ratio covenant or other financial covenants, the Company has complied with the terms of the Credit Facility Agreement at all times in the past and expects to continue to comply with them in the future.

These interim results on Financial Condition, Liquidity and Capital Resources should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change to the disclosures made under the heading “Quantitative and Qualitative Disclosures about Market Risk” on page 41 of the Company’s 2001 Annual Report on Form 10-K.

Item 4.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of October 28, 2002, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of October 28, 2002. There were no significant changes in the Company’s internal controls or in the other factors that could significantly affect those controls subsequent to the date of the evaluation.

PART II

Item 1.

LEGAL PROCEEDINGS

There are no new legal or regulatory proceedings pending or known to be contemplated which, in management’s opinion, are other than normal and incidental to the kinds of businesses conducted by the Company.

Item 5.

OTHER INFORMATION

FECR’s traffic volume and revenues for the three months ended September 30, 2002 and 2001, respectively, are shown below. Also, FECR’s and Flagler’s quarterly operating expenses are presented below.

TRAFFIC
Three Months Ended September 30
(dollars and units in thousands)

	2002	2001	Percent	2002	2001	Percent

Commodity	Units	Units	Variance	Revenues	Revenues	Variance

Rail Carloads Crushed stone	27.6	27.0	2.2	12,491	11,931	4.7
Construction materials	1.4	1.2	16.7	815	701	16.3
Vehicles	5.9	5.0	18.0	4,669	4,039	15.6
Foodstuffs	2.8	2.1	33.3	1,919	1,679	14.3
Chemicals	0.9	0.9	0.0	991	971	2.1
Paper	1.6	1.8	(11.1)	1,556	1,776	(12.4)
Other	3.4	3.7	(8.1)	1,885	1,928	(2.2)

Total Carload	43.6	41.7	4.6	24,326	23,025	5.7
Intermodal	63.8	68.7	(7.1)	14,897	15,296	(2.6)

Total	107.4	110.4	(2.7)	39,223	38,321	2.4

(Prior year results have been reclassified to conform to current year’s presentation.)

RAILWAY OPERATING EXPENSES

(dollars in thousands)	Quarter	Quarter

	Ended 9/30/02	Ended 9/30/01

Compensation & Benefits	12,812	11,829
Fuel	2,739	2,946
Equipment Rents (net)	688	305
Car Hire (net)	(1,203)	(241)
Depreciation	4,542	4,226
Purchased Services	2,300	2,864
Repairs to/by Others (net)	(635)	(811)
Load/Unload	1,784	1,774
Casualty & Insurance	1,035	881
Property Taxes	1,185	1,155
Materials	2,012	2,276
General & Administrative Expenses	2,011	2,390
Other	959	919

Total Operating Expenses	30,229	30,513

REALTY SEGMENT EXPENSES

(dollars in thousands)	Quarter	Quarter

	Ended 9/30/02	Ended 9/30/01

Continuing Operations
Real Estate Taxes — Developed	1,562	1,405
Repairs & Maintenance — Recoverable	537	376
Services, Utilities, Management Costs	2,778	2,487

Subtotal — Expenses subject to recovery	4,877	4,268
Realty Sales Expense	921	1,874
Real Estate Taxes — Undeveloped Land	1,163	604
Repairs & Maintenance — Non-recoverable	204	206
Depreciation & Amortization	5,584	5,459
SG&A — Non-recoverable	2,553	2,448

Subtotal — Non-recoverable expenses	10,425	10,591
Total Operating Expenses	15,302	14,859

Discontinued Operations
Expenses subject to recovery	178	149
Realty Sales Expense	12,631	—
Depreciation & Amortization	210	195
SG&A — Non-recoverable	14	—

Total Discontinued Expenses	13,033	344
Total	28,335	15,203

Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

1.	On July 29, 2002, under Item 9 on Form 8-K, the Registrant furnished additional information about the Company’s real estate holdings that was made available in a document entitled “Supplemental Real Estate Information Package” on the Company’s website http://www.feci.com.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLORIDA EAST COAST INDUSTRIES, INC. (Registrant)

Date: 11/06/02	/s/ Mark A. Leininger Mark A. Leininger, Vice President and Controller

Date: 11/06/02	/s/ Richard G. Smith Richard G. Smith, Executive Vice President and Chief Financial Officer

CERTIFICATIONS

     I, Robert W. Anestis, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Florida East Coast Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the Audit Committee of registrant’s Board of Directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 6, 2002	By: /s/ Robert W. Anestis
Robert W. Anestis, Chief Executive Officer

I, Richard G. Smith, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Florida East Coast Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the Audit Committee of registrant’s Board of Directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 6, 2002	By: /s/ Richard G. Smith
Richard G. Smith, Executive Vice President and Chief Financial Officer