Form 10-K
period 2002-12-31
FLORIDA EAST COAST INDUSTRIES INC
filed 2003-03-13
CIK 740796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-08728

FLORIDA EAST COAST INDUSTRIES, INC.
(Exact name of Registrant as specified in its charter)

Florida	59-2349968

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Malaga Street, St. Augustine, Florida	32084

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (904) 829-3421

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A Common Stock-No par value
(including rights attached thereto)	New York Stock Exchange
Class B Common Stock-No par value
(including rights attached thereto)	New York Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X]     NO [  ]

Indicate by check mark if the disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X]     NO [  ]

Based on the closing prices on June 30, 2002, the aggregate market values of the Class A and Class B common stock held by non-affiliates of the Registrant were approximately $377 million and $181 million, respectively, and $558 million in total.

The number of shares of the Registrant’s Class A common stock, no par value, outstanding is 17,035,511 shares and 799,084 shares of treasury stock, and the number of Class B shares, no par value, outstanding is 19,609,216 shares at March 6, 2003, with no shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2003 (the Proxy Statement) are incorporated in Part III of this Report by reference.

Forward-Looking Statements

This Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include the Company’s present expectations or beliefs concerning future events. The Company cautions that such statements are necessarily based on certain assumptions, which are subject to risks and uncertainties that could cause actual results to materially differ from those contained in these forward-looking statements. Such forward-looking statements may include, without limitation, statements that the Company does not expect that lawsuits, environmental costs, commitments, including future contractual obligations, contingent liabilities, financing availability, labor negotiations or other matters will have a material adverse effect on its consolidated financial condition, statements concerning future capital needs and sources of such capital funding, future growth potential of the Company’s lines of business, performance of the Company’s product offerings, other similar expressions concerning matters that are not historical facts, and projections relating to the Company’s financial results. The Company cautions that such statements are necessarily based on certain assumptions, which are subject to risks and uncertainties that could cause actual results to materially differ from those contained in these forward-looking statements. Important factors that could cause such differences include, but are not limited to, the changing general economic conditions (particularly in the state of Florida) as they relate to economically sensitive products in freight service and building rental activities; ability to manage through economic recessions or downturns in customer’s business cycles; industry competition; possible future changes in the Company’s structure, lines of business, business and investment strategies, and related implementation; legislative or regulatory changes; technological changes; volatility of fuel prices (including volatility caused by military actions); changes in depreciation rates resulting from future railway right-of-way and equipment life studies; the ability of the Company to complete its financing plans, settle future contractual obligations as estimated in time and amount and conclude labor negotiations in a satisfactory way; changes in insurance markets, including increases in insurance premiums and deductibles; the availability and costs of attracting and retaining qualified independent third party contractors; liability for environmental remediation and changes in environmental laws and regulations; the ultimate outcome of environmental investigations or proceedings and other types of claims and litigation; natural events such as weather conditions, floods, earthquakes and forest fires; discretionary government decisions affecting the use of land and delays resulting from weather conditions and other natural occurrences that may affect construction or cause damage to assets; the ability of the buyers to terminate contracts to purchase real estate from the Company prior to the expiration of inspection periods; failure or inability of third parties to fulfill their commitments or to perform their obligations under agreements; costs and availability of land and construction materials; buyers’ ability to close transactions; the Company’s future taxable income and other factors that may affect the availability and timing of utilization of the Company’s deferred tax assets; uncertainties, changes or litigation related to tax laws, regulations and the application thereof that could limit the tax benefits of the EPIK sale or of other possible transactions involving the Company, including the availability of the federal tax refund expected to be claimed by the Company related to the EPIK sale which is dependent in part on the Company’s ability to effectively carry back net operating losses against prior net income pursuant to recent tax law changes; and other risks inherent in the real estate and other business of the Company.

As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results and stock price.

Readers should not place undue reliance on forward-looking statements, which reflect management’s view only as of the date hereof. The Company undertakes no obligation to publicly release revisions to these forward-looking statements that reflect events or circumstances after the date hereof or reflect the occurrence of unanticipated events.

PART I

As used throughout this Form 10-K Annual Report, the terms “FECI” the “Company” and “Registrant” mean Florida East Coast Industries, Inc. and its consolidated subsidiaries.

ITEM 1.     BUSINESS

General

FECI is a holding company incorporated under the laws of the state of Florida in 1983, engaged, through two wholly owned subsidiaries, in the rail and real estate businesses. The Company’s rail subsidiary, Florida East Coast Railway, L.L.C. (FECR or Railway), connects many of the major population centers and port facilities of Florida’s east coast, and provides efficient service for its customers through multiple competitive connections to the rest of North America. The Company, primarily through its real estate subsidiary, Flagler Development Company (Flagler), is engaged in the acquisition, development, ownership, management, leasing and sale of commercial real estate. Flagler has extensive real estate holdings in Florida. During 2002, the Company sold its telecommunications subsidiary, EPIK Communications Incorporated (EPIK). Also, the Company discontinued the operations of its trucking subsidiary, Florida Express Carriers, Inc. (FLX). Certain drayage operations with moves to and from FECR’s rail facilities previously managed by FLX are now managed by FECR.

Financial information about FECI’s operating segments is contained in Items 7 and 8 of this Annual Report on Form 10-K.

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

FECR serves approximately 850 carload and intermodal customers combined. The following table summarizes the Company’s freight shipments by commodity group and as a percentage of rail freight revenues:

TRAFFIC
Year Ended December 31
(dollars and units in thousands)

	2002	2001	Percent	2002	2001	Percent
Commodity	Units	Units	Variance	Revenues	Revenues	Variance

Rail carloads
Crushed stone	113.2	106.5	6.3	50,497	46,040	9.7
Construction materials	5.4	5.5	(1.8)	3,104	3,420	(9.2)
Vehicles	25.0	24.5	2.0	19,702	19,465	1.2
Foodstuffs	11.9	8.6	38.4	8,685	6,670	30.2
Chemicals	3.8	3.8	—	4,443	4,298	3.4
Paper	6.8	7.7	(11.7)	6,750	7,314	(7.7)
Other	12.9	14.8	(12.8)	7,979	8,181	(2.5)

Total carload	179.0	171.4	4.4	101,160	95,388	6.1
Intermodal	258.3	263.9	(2.1)	60,875	61,852	(1.6)

Total	437.3	435.3	0.5	162,035	157,240	3.0

Drayage	9.0	—	—	1,786	—	—

FECR connects with Norfolk Southern Railway Company (NS) and with CSX Transportation, Inc. (CSXT) at Jacksonville and is able to offer its customers competitive rail connections to the rest of North America. During 2002, approximately 42% of FECR’s freight revenues were attributable to traffic that originated on other railroads; approximately 7% was attributable to traffic that originated on FECR but bound for other destinations, and 51% was attributable to traffic that both originated and terminated on FECR’s system (local traffic). Haulage operating agreements with NS and South Central Florida Express, Inc. (SCFE) generated 9% of FECR’s revenue in 2002. With the exception of haulage services provided for SCFE described below, FECR does not receive traffic from one railroad to be passed over its track to another railroad.

FECR handles rail cars for SCFE between Fort Pierce and Jacksonville for interchange with CSXT or NS. SCFE is a short-line railroad operating under a twenty-year Trackage Rights Agreement over a branch line owned by FECR extending from Fort Pierce to Lake Harbor. A concurrent Car Haulage Agreement is in effect between Fort Pierce and Jacksonville.

FECR also handles certain types of traffic for NS from Jacksonville to Miami under a Haulage Agreement, whereby FECR receives specified revenues for each unit transported. In late 2001, FECR began offering a service that is known as the “Hurricane Train.” This extends FECR’s commercial reach into the Atlanta region. This service is operated pursuant to an agreement with NS.

FECR owns approximately 1,200 acres of ancillary properties within the state of Florida. The Company continues to evaluate these holdings and, when appropriate, engages in strategic activities (sales, development, etc.) that will create value for the Company. Sales of these properties are reported in other sales of the realty segment. The Company also actively manages its 100’ wide railroad right-of-way to generate miscellaneous rents and right-of-way lease profits, which are not reported as part of the railway segment but as other income. FECR leases its right-of-way to various tenants for uses, including telecommunications companies’ fiber optics systems pursuant to long-term leases. These rents also are included in other income. In addition, FECR generates revenues from the grant of licenses and leases to use railroad property and rights-of-way for outdoor advertising, parking lots and lateral crossings of wires and pipes by municipalities, and utility and telecommunications companies. These miscellaneous rents are included in other income.

Customers

One customer, Rinker Materials Corporation, generated approximately 19% of the Company’s rail revenues in 2002. FECR’s top five customers accounted for approximately 46% of 2002 freight revenues. The Company’s business could be adversely affected if its large customers suffered significant reductions in their businesses or reduced shipments of commodities transported by FECR.

Competition

Although the Company’s railroad is often the only rail carrier directly serving its customers, the Company’s railroad competes directly with other railroads that could potentially deliver freight to the Company’s markets and customers via different routes and use of multiple modes of transportation such as transload services. FECR’s primary rail competition is CSXT. FECR also competes directly with other modes of transportation, including motor carriers, ships and barges. Competition is based primarily upon the rate charged and the transit time required, as well as the quality and reliability of the service provided. Any improvement in the cost or quality of these alternate modes of transportation could increase competition from these other modes of transportation and adversely affect the Company’s business.

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

Regulation

FECR is subject to regulation by the Surface Transportation Board (STB) of the U.S. Department of Transportation (USDOT). The STB has jurisdiction over some rates, conditions of service and the extension or abandonment of rail lines. The STB also has jurisdiction over the consolidation, merger or acquisition of control of and by rail common carriers. The USDOT, through the Federal Railroad Administration, regulates the safety of railroad operations, including certain track and mechanical equipment standards and certain human factor issues. The USDOT and OSHA have jurisdiction over a number of safety and health aspects of rail operations, including the movement of hazardous materials.

Rates in the rail industry were substantially deregulated by The Staggers Act of 1980 and subsequent legislation and regulation. The Staggers Act encouraged and enabled rail carriers to innovate and compete for business, thereby contributing to the economic health of the nation and to the revitalization of the industry. Accordingly, the nation’s rail carriers can be expected to vigorously oppose efforts to reimpose such economic regulation.

The Company’s railway operations are also subject to extensive environmental laws and regulations, including the federal Clean Air Act (CERCLA), and various other environmental laws and regulations. Violations of various statutory and regulatory programs can result in civil penalties, remediation expenses, natural resource damage claims, potential injunctions, cease and desist orders and criminal penalties. Some environmental statutes impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, the Company’s present and historic ownership and operation of real property, including rail yards, in connection with its transportation operations involve the storage, use or disposal of hazardous substances that may have contaminated and may in the future contaminate the environment. The Company may also be liable for the costs of cleaning any site at which it has disposed (intentionally or unintentionally) of hazardous substances by virtue of, for example, an accident, derailment or leak, or to which it has transported hazardous substances it generated, such as waste oil (see Item 3. Legal Proceedings).

Risks

Market Risks. FECR’s freight traffic is generally affected by overall economic conditions, particularly those in the state of Florida, and with respect to intermodal traffic, international economies, including the Caribbean and South America economies. Also, the level of state and federal highway and other public projects can affect the amount of aggregate loadings FECR’s customers request. There can be no assurance that the overall economy will rebound quickly from any slowdowns or that Florida’s will continue to experience higher than the national average growth.

Fuel Price Risks. FECR’s operations require significant amounts of diesel fuel. Prices of diesel fuel can vary greatly. Increases in fuel price may be passed along to customers through a “fuel surcharge” or otherwise, though often with delayed effect. However, there are no assurances that these surcharges will cover the entire fuel price increase for a given period, or that competitive market conditions will effectively allow freight providers the ability to pass along this cost.

Interchange Carrier Risks. Approximately 42% of FECR’s traffic is interchanged from CSXT, SCFE or NS. The ability of these carriers (CSXT and NS) to market and service southbound traffic into the Florida market will affect the amount of traffic FECR moves.

Economic Risks Associated with Rail Car Utilization. FECR earns per diem rents on the use of its car and intermodal fleet of equipment based on other railroads’ or transportation service providers’ use of the equipment. Future significant downturns in the overall U.S. economy or efforts by other railroads or transportation providers to improve equipment utilization practices could affect the utilization of and per diem rents for this equipment from other railroads and transportation service providers. Also, FECR, through operating agreements, currently leases approximately 1,800 rail cars from Greenbrier Leasing Corporation and other entities, with lease lengths of up to five to ten years, cancelable every three years. The lease terms call for FECR to be billed an hourly rate based upon the length of time the car is on-line versus off-line. As a car goes off-line, a revenue sharing arrangement goes into effect whereby Greenbrier and FECR apportion the revenue based upon the length of time the car is off-line.

Trucking

During the third quarter of 2002, the Company adopted a plan to discontinue its regional long-haul trucking operations. The Company largely completed its operational shut down and disposition activities for the trucking operation during the fourth quarter of 2002. At December 31, 2002, the Company was working to wind down the remaining assets and liabilities of FLX and estimates the completion of such during the first quarter of 2003. Based on the latest information available, which could be subject to change during the wind down, management believes these assets and liabilities to be stated at their net realizable value.

The Company reported the results of the trucking operations and the estimated disposition loss as discontinued operations under the provisions of SFAS 144, and all periods presented have been restated accordingly.

Real Estate

General

FECI owns 100% of the stock of Flagler. Flagler is engaged in the acquisition, development, ownership, leasing, management and sale of real estate in the state of Florida.

Flagler owns and operates office and industrial properties in Florida. Flagler owned and operated 55 buildings as of December 31, 2002, with approximately 5.9 million rentable sq. ft. A schedule of these buildings is included in Part 1, Item 2 of this Report. At December 31, 2002, Flagler’s operating properties were 83% occupied. Flagler’s operating properties consist primarily of Class “A” office space and high-quality commercial/industrial facilities constructed after 1992. Flagler held five operating buildings, with 735,000 rentable sq. ft. of industrial and office space, in partnership (50/50) with Duke Realty Corporation at December 31, 2002. During January 2003, the Company purchased Duke Realty’s 50% interest in three Beacon Station warehouse buildings. At December 31, 2002, Flagler also owned and operated a 101,000 rentable sq. ft. commercial office building, accounted for as a discontinued operation, expected to be disposed of during 2003.

At December 31, 2002, Flagler had 1.1 million sq. ft. of properties in various phases of development, consisting of 181,000 rentable sq. ft. in lease-up, 290,000 rentable sq. ft. under construction, and 591,000 rentable sq. ft. in the pre-development phase, primarily located in the Orlando and Miami-Dade areas. For those projects in the pre-development phase, Flagler has invested in engineering, architectural planning and design.

Flagler owns 1,026 acres of unimproved land with entitlements for the construction of 14.7 million sq. ft. of additional office, industrial and commercial space. Additionally, Flagler owns 6,403 acres of unimproved, unentitled land or land with limited entitlements, primarily situated adjacent to FECR’s rights-of-way along the eastern coast of Florida, available for potential future development or disposition.

Projects under Development

The primary geographic focus of Flagler’s development activities has been in the Miami, Fort Lauderdale, Jacksonville and Orlando markets, all of which are active with local, regional and national development companies competing for land and tenants. Projects under development include:

•	Gran Park at SouthPark – Orlando, FL: Located near the intersection of John Young Parkway and Beeline Expressway. Six buildings, totaling 836,000 sq. ft., have been completed. The park has entitlements for an additional 163,000 sq. ft. of office space. Pre-development is currently underway for a seventh building totaling 93,400 sq. ft.

In 1999, based on the success of SouthPark, Flagler acquired an additional 90 acres adjacent to its existing park. The land has entitlements for 1.8 million sq. ft. of office space and 98,000 sq. ft. of commercial space. Construction is currently underway for a 60,000 sq. ft. build-to-suit (or single tenant) office building for Corinthian Colleges, Inc., scheduled for delivery in late 2003. The remainder of this property is currently in the master planning phase and initial site work began in 2002.

•	Beacon Station – Miami, FL: Located northwest of Miami International Airport. Twenty-seven buildings, including one building held for sale, totaling 2.8 million sq. ft., have been completed and are owned by Flagler at December 31, 2002. The park has entitlements for an additional 4.4 million rentable sq. ft. of office, industrial and commercial space. Construction is currently underway for a 230,000 sq. ft. build-to-suit office building for Ryder Logistics, and pre-development is currently underway for two projects totaling 361,000 sq. ft. Flagler also held 540,000 rentable sq. ft. of developed industrial space at Beacon Station in partnership (50/50) with Duke Realty Corporation at December 31, 2002. During January 2003, the Company purchased Duke Realty’s 50% interest in the partnership. Flagler owns approximately 535 acres adjacent to this park for future development.

•	Beacon Pointe at Weston – Weston, FL: Located in west Broward County at I-75 in Weston. In 1998, Flagler purchased 30 acres with entitlements for 400,000 sq. ft. of office space. Flagler has developed this project in partnership (50/50) with Duke Realty Corporation. Two office buildings, totaling 195,000 rentable sq. ft., have been completed. A third 97,000 sq. ft. office building is currently in the lease-up period. The remaining developable property within the park has entitlements for an additional 108,000 sq. ft. of office space.

•	Deerwood North, formerly known as Gran Park at Deerwood – Jacksonville, FL: Located at the intersection of Southside Boulevard and Touchton Road, north of J. Turner Butler Boulevard. Deerwood North consists of two office buildings, totaling 270,000 rentable sq. ft., and entitlements for an additional 235,000 rentable sq. ft. of office space.

•	Flagler Center, formerly known as Gran Park at Jacksonville – Jacksonville, FL: Located in south Jacksonville at the intersection of Old St. Augustine Road and I-95. Seven buildings, totaling 770,000 rentable sq. ft. within the park, are owned and operated by Flagler. The park has entitlements for an additional 4.2 million sq. ft. of office, industrial and commercial space on approximately 476 undeveloped usable acres. Construction is underway for an interchange at Old St. Augustine Road and I-95, which should provide more efficient access to the park, with completion of the interchange anticipated in 2004. Construction is also underway for the expansion of Old St. Augustine Road to four lanes, which should increase traffic flow near the park, with completion of the road widening anticipated for 2003.

The following is a summary of the Company’s development activity as of December 31, 2002:

			Net Rentable	Building
Status	Owner	Property Description	Square Feet	Start Date

Lease-up	Flagler/Duke	Beacon Pointe at Weston	97,000	Feb. 2001
Lease-up	Flagler	Port Everglades	84,000	March 2001
Under construction	Flagler	Beacon Station	230,000	Nov. 2002
Under construction	Flagler	Gran Park at SouthPark	60,000	Nov. 2002
Pre-development	Flagler	Beacon Station	160,211	TBD
Pre-development	Flagler	Beacon Station	200,709	TBD
Pre-development	Flagler	Gran Park at SouthPark	93,400	TBD
Pre-development	Flagler	Port Everglades	136,230	TBD

		Total	1,061,550

Customers

Flagler leases to approximately 230 tenants in a variety of industries, including financial services, distribution, hospitality services and import/export. Flagler’s largest commercial tenant occupied approximately 3% of leased space at December 31, 2002.

Competition

The real estate industry is generally characterized by significant competition. If market conditions reflect that sales of properties would provide appropriate returns, the Company may decide to sell certain of its developed properties. There are numerous developers and real estate companies that compete with the Company in seeking properties for acquisition, resources for development and prospective tenants. Competition may adversely affect the Company’s ability to attract and retain tenants, achieve favorable rental rates and control expenses of operation. The Company may compete with entities having greater financial and other resources. There can be no assurance that the existence of such competition may not have a material adverse effect on the Company’s business, operations or cash flows.

Regulation

Development of real property in Florida entails an extensive approval process involving overlapping regulatory jurisdictions. Real estate projects must generally comply with the provisions of the Local Government Comprehensive Planning and Land Development Regulation Act (Growth Management Act). In addition, development projects that exceed certain specified regulatory thresholds require approval of a comprehensive Development of Regional Impact (DRI) application. Compliance with the Growth Management Act and the DRI process is usually lengthy and may have a material adverse effect on the Company’s real estate development activities.

The Growth Management Act requires counties and cities to adopt comprehensive plans guiding and controlling future real property development in their respective jurisdictions. After a local government adopts its comprehensive plan, all development orders and development permits it issues must be consistent with the plan. Each such plan must address such topics as future land use, capital improvements, traffic circulation, sanitation, sewerage, potable water, drainage and solid wastes. The local government’s comprehensive plans must also establish “levels of service” with respect to certain specified public facilities and services to residents. Local governments are prohibited from issuing development orders or permits if facilities and services are not operating at established levels of service, or if the projects for which permits are requested will reduce the level of service for public facilities below the level of service established in the local government’s comprehensive plan. If the proposed development would reduce the established level of services below the level set by the plan, the development order will require that the developer, at the outset of the project, either sufficiently improve the services to meet the required level, or provide financial assurances that the additional services will be provided as the project progresses.

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

The DRI review process includes an evaluation of the project’s impact on the environment, infrastructure and government services, and requires the involvement of numerous federal, state and local governmental, zoning and community development agencies and authorities. Local government approval of any DRI is subject to appeal to the Governor and Cabinet by the Florida Department of Community Affairs, and adverse decisions by the Governor or Cabinet are subject to judicial appeal.

In addition, a substantial portion of the developable property in Florida, including certain of the Company’s property, is raw land located in areas where its development may affect the natural habitats of various endangered or protected wildlife species, or in sensitive environmental areas such as wetlands and coastal areas, which are subject to extensive and evolving federal, state and local regulation. Accordingly, federal, state and local wildlife protection, zoning and land use restrictions, as well as community development requirements, may become increasingly restrictive and, as a result, significant limitations may be imposed on the Company’s ability to develop its real estate holdings in accordance with their most profitable uses.

The Company’s ownership and development of real estate are subject to extensive and changing federal, state and local environmental laws, the provisions and enforcement of which may become more stringent in the future. Pursuant to those laws, the owner or operator of real estate may be required to perform remediation regardless of the cause of the contamination. The sale or development of properties may also be restricted due to environmental concerns, the protection of endangered species, or the protection of wetlands. In addition, violations of various statutory and regulatory programs can result in civil penalties, remediation expenses, natural resource damages, potential injunctions, cease and desist orders and criminal penalties. The Company is not presently aware of any material contamination, or any material adverse environmental development issues relating to its real estate operations. However, there can be no assurance that environmental issues will not arise in the future relating to the real estate operations.

Risks

Market Risks. There can be no assurance that the U.S. economy in general, or the economy of the Southeast and Florida in particular, will not continue to be affected by the recession or recover as expected in the future. Certain significant expenditures associated with the development, management and servicing of real estate (such as real estate taxes, maintenance costs and debt payments, if any) generally could not be reduced even if an economic downturn caused less revenues to be generated from the Company’s properties.

Development Risks. The Company’s real estate development activities require significant capital expenditures. The Company has obtained funds for its capital expenditures and operating activities through cash flow from operations, property sales and financings. There can be no assurances that funds available from cash flow, property sales and financings will continue to be sufficient to fund the Company’s required or desired capital expenditures for development. If the Company were unable to obtain sufficient funds, it might have to defer or otherwise limit certain development activities. Further, any new development, or any rehabilitation of older projects, may require compliance with new building codes and other regulations. The Company cannot estimate the cost of complying with such codes and regulations, and such costs can make a new project, or some otherwise desirable uses of an existing project, not economically feasible.

Joint Venture Risks. The Company has entered into certain joint venture relationships and may initiate future joint venture projects as part of its overall development strategy. A joint venture may involve special risks associated with the possibility that (i) the venture partner at any time may have economic or business interests or goals that are inconsistent with those of the Company, (ii) the venture partner may take actions contrary to the instructions, requests or interests of the Company, or contrary to the Company’s policies or objectives with respect to its real estate investments, (iii) the venture partner could experience financial difficulties, or (iv) the joint venture properties may require deficit or capital funding as the result of unexpected future events (e.g., economic slowdown, etc.). Actions by a venture partner may have the result of subjecting property owned by the joint venture to liabilities in excess of those contemplated by the terms of the joint venture agreement or have other adverse consequences. In addition, a joint venture partner may dedicate time and resources to existing commitments and responsibilities outside of the joint venture activities.

Telecommunications

FECI, during the fourth quarter of 2002, completed the sale of its wholly owned telecommunications subsidiary, EPIK, to Odyssey Telecorp, Inc. (Odyssey), a privately held holding company specializing in telecom network assets. FECI had previously announced its decision to exit the telecommunications business.

The consideration included a cash payment of $500,000, a potential earnout payment of up to $30.0 million based on EPIK’s future performance, and a warrant to acquire 15% of the outstanding stock of Odyssey. In addition, FECI provided Odyssey with up to $17.0 million for Odyssey’s use in connection with EPIK, which FECI recorded as a transaction expense. FECI has accounted for the sale of EPIK and its operations as a discontinued operation. FECI wrote down the entire book value of EPIK’s long-lived assets at September 30, 2002, resulting in a carrying value for EPIK of negative $39.1 million. Consequently, FECI recorded a modest accounting gain ($10.0 million after tax) on the sale, even though it has assigned only nominal carrying value to the earnout and warrants. The Company is a guarantor of certain obligations of EPIK relating to its lease of office space in Orlando and certain severance costs associated with the termination of executives. Primarily as a result of the sale of EPIK, the Company expects to claim a cash income tax refund of approximately $75 million in its 2002 federal tax return and to carry forward tax-deductible losses that are expected to provide an additional $50 million of federal and state tax benefits in future years. However, there can be no guarantee that or when the expected tax refund will be received or benefits realized for tax carry forward losses.

Financial Information about FECI’s Segments

The Company had total segment operating revenues of $301.5 million and an operating profit of $89.6 million in 2002. (See Note 8. Segment Information of the Financial Statements and Supplementary Data set forth in Part II, Item 8 of this Report on Form 10-K). The Company’s total railroad operating revenues were $166.8 million and real estate revenues were $134.9 million. Segment operating profit was $42.1 million for the railroad and $59.1 million for real estate. During 2002, the Company sold EPIK and discontinued FLX’s trucking operations. The Financial Statements have been restated to reflect these transactions. The financial results of these two businesses, along with certain buildings sold or held for sale, are accounted for and shown in discontinued operations, which includes a loss from operation of discontinued operations of $168.6 million and a gain on disposition of discontinued operations of $10.8 million.

Sources and Availability of Raw Materials

All raw materials FECR and Flagler use, including fuel, track materials and building construction materials, are available in adequate supply from multiple sources.

Seasonality

FECR’s rail traffic is relatively stable throughout the year with higher volumes ordinarily occurring during the second and last quarters of the year. The Company’s real estate business is not generally seasonal.

Working Capital

At December 31, 2002, the Company’s current assets exceeded current liabilities by $162.9 million. The Company had a $300 million revolving credit facility at December 31, 2002 (see Note 15 of the Financial Statements) whose size was reduced to $200 million in early 2003. At December 31, 2002, $53 million was drawn on the facility (see also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations). At December 31, 2002, the Company had cash and cash equivalent balances of $83.9 million, including $70.4 million then designated for possible use to purchase real property via tax-free exchange.

Employees

FECI employed 24 people; FECR employed 775, and Flagler had 35 employees as of December 31, 2002. During 2003, certain additional positions within Flagler are expected to be filled to facilitate the strategic direction and transactions of the real estate operation. Approximately 595 of FECR’s employees are represented by the labor unions: United Transportation Union (UTU) (train and engine service employees), Brotherhood of Maintenance of Way Employees (BMWE) (track maintenance and structures) and International Brotherhood of Electrical Workers (IBEW) (seven crafts, including agents and clerical, carmen, maintenance of equipment foremen, roadway shop, signals and communications, train dispatchers, boilermakers, electricians, machinists, sheetmetal workers and shop laborers).

FECR is a party to Collective Bargaining Agreements (CBAs) with these three national labor unions. Within the next twelve months, each of these agreements becomes amendable. In March 2003, the CBAs between the IBEW and the Company covering signals and communications and machinists, sheetmetal, etc. crafts, which includes approximately 92 employees, become amendable. On December 1, 2003, the Train and Engine and Yardmaster Agreements are amendable. The UTU is the representative body for these crafts, with approximately 250 employees represented. On December 31, 2003, five additional Agreements become amendable covering clerks, dispatchers, roadway shop, carmen and foremen, representing a total of 137 employees. These crafts are also represented by the IBEW. In February 2004, the CBA between the BMWE and the Company covering approximately 130 employees becomes amendable.

Company Web Address

The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available through the Company’s website (www.feci.com) as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission and are available free of charge upon request from the Company.

ITEM 2. PROPERTIES

The Company’s material physical properties at December 31, 2002 are listed below and are grouped by industry segment.

Railway

FECR owns three connected four-story buildings in St. Augustine, Florida, which are used by FECI and FECR as corporate headquarters. FECR also owns a railroad right-of-way, generally 100 feet wide, along the east coast of Florida extending for 351 miles used for its railroad operations and related communications. FECR also owns and operates approximately 276 miles of branch, switching and other secondary track, and 159 miles of yard track, various rail car marshalling yards, trailer/container and automobile loading and unloading facilities, signaling system facilities, and a number of operating offices, shops and service house buildings.

On March 2, 1998, FECR entered into a Trackage Agreement with SCFE providing for, among other things, the exclusive operation and maintenance of 56 miles of branch mainline.

Tracks, their bridges and the fixed property and signal improvements supporting the transportation effort are maintained to a level equaling the needs of service. The mainline and its passing tracks are, in general, constructed of 132-pound per yard continuous welded rail supported on concrete crossties. These facilities provide a reliable infrastructure for the conduct of a transportation service suited to the business demands of the railway’s customers, to include unrestricted movement of double-stacked containers, tri-level automobiles and heavier axle rail cars.

The branch mainlines, way switching and yard tracks are, for the most part, of 115-pound per yard materials supported by wood ties.

FECR owns or leases 74 diesel electric locomotives; 2,287 freight cars; 669 trailers for highway revenue service; numerous pieces of rail-mounted and non-rail-mounted work equipment, and numerous automobiles used in maintenance and transportation operations. Generally, FECR’s equipment is in good physical condition, considering its years of service and operating utilization.

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

FECR also owns lands outside of the right-of-way. These holdings include certain properties in downtown Miami and large rail yards in Jacksonville, Fort Pierce and Miami. Some of FECR’s land portfolio includes the following:

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

A corridor extends southerly for approximately six miles from the Miami International Airport to a major metropolitan mall in Miami-Dade County. The northerly portion of this corridor remains in rail service.

     Miami River Property

This site is located along SW 3rd Street and consists of 6.8 acres, with approximately 345 ft. frontage on the Miami River. This prime location is located near the Downtown Government Center in the downtown district of Miami. FECR has a contract for the sale of this property for $16.3 million, with closing scheduled for the second quarter of 2003. In the event the buyer defaults under the contract, FECR’s remedy is limited to retaining the buyer’s deposit.

     Miller Shops West

An approximate 200-acre parcel is located along the headwaters of the San Sebastian River in St. Augustine. This parcel is part of FECR’s former mechanical shop property.

     Cadillac Gauge Property

This property is located in an industrial area on Cidco Road in Cocoa, Florida. This property has over 100,000 sq. ft. of warehouse space on 72 acres of land. The property offers a variety of uses and is currently being marketed for sale.

Real Estate

At year-end 2002, Flagler’s commercial and industrial portfolio included 55 buildings aggregating 5.9 million rentable sq. ft. Flagler’s income-producing properties are detailed below:

FLAGLER’S INCOME-PRODUCING PROJECTS
(at December 31, 2002)

			Rentable	Occupied
	No. of		Square	Square	%	Year
Location	Bldgs.	Type	Feet	Feet	Occupied	Built

duPont Center
Jacksonville, FL	2	Office Buildings	160,000	126,000	79	1987-88

Deerwood North, f/k/a Gran
Park at Deerwood
Jacksonville, FL	2	Office Buildings	270,000	227,000	84	1999-01

Deerwood South, f/k/a Gran
Park at Deerwood
Jacksonville, FL	4	Office Buildings	520,000	425,000	82	1996-99

Flagler Center, f/k/a	1	Office Building	122,000	–	–	1999
Gran Park at Jacksonville	4	Office/Showroom/Warehouses	441,000	427,000	97	1997-99
Jacksonville	1	Front Load Warehouse	99,000	99,000	100	1997
	1	Rail Warehouse	108,000	108,000	100	1997

Gran Park at The Avenues	3	Office Buildings	242,000	176,000	73	1992-95
Jacksonville, FL	3	Office/Showroom/Warehouses	173,000	112,000	65	1992-97
	2	Office Warehouses	302,000	258,000	85	1994-96

Gran Park at SouthPark	4	Office Buildings	571,000	489,000	86	1998-01
Orlando, FL	2	Office/Showroom/Warehouses	265,000	185,000	70	1998-01

Beacon Station	5	Office/Showroom/Warehouses	369,000	356,000	96	1988-94
Miami, FL	7	Office Warehouses	788,000	527,000	67	1990-01
	4	Rail Warehouses	397,000	397,000	100	1989-94
	7	Front Load Warehouses	790,000	745,000	94	1991-95
	1	Double Front Load Warehouse	239,000	239,000	100	1993
	1	Office Service Center	39,000	30,000	77	1994-02
	1	Retail Building	43,000	3,000	7	2002

Total-100% owned buildings	55		5,938,000	4,929,000	83

Certain of these buildings are mortgaged to secure loans with outstanding amounts of $243.8 million as of December 31, 2002.

Note: Flagler also owned a 101,000 rentable sq. ft. commercial office building, located in Beacon Station, held for sale at December 31, 2002, and accounted for as a discontinued operation. An additional 735,000 sq. ft. of rentable office and industrial product was owned in partnership (50/50) with Duke Realty Corporation. These properties are located in Weston and Miami, Florida. During January 2003, Flagler purchased Duke Realty Corporation’s 50% interest in three Beacon Station buildings located in Miami.

The Company periodically reviews its inventory of income-producing commercial and industrial properties and undeveloped properties to determine how best to maximize its value, including possible sale of properties if market conditions warrant. The Company will continue to develop additional rentable commercial and industrial space if market conditions warrant, and currently has 181,000 sq. ft. in lease-up, 290,000 sq. ft. under construction, and 591,000 sq. ft. in the pre-development phase, (see Part I, Item 1. Business, in this Report on Form 10-K).

Flagler’s land portfolio includes the following major land holdings:

     Ball Tract

A 2,170-acre tract located in northern St. Johns County along the US 1 corridor between Jacksonville and St. Augustine. The property fronts US 1 to the west, the Intracoastal Waterway to the east, and lies between two large mixed-use residential and commercial communities under development. This property is currently under contract for sale, the closing of which is expected in 2003.

     Lemberg North

A 580-acre tract located in northern St. Johns County along US 1 between Jacksonville and St. Augustine. The property fronts the western boundary of FECR’s mainline which is immediately adjacent to US 1. Flagler expects to develop the property as a rail-oriented industrial park, but must first seek and obtain various approvals from state, regional and local governmental entities.

     Miller Shop

An approximate 270-acre tract, partially owned by Flagler and FECR (Flagler, 70 acres; FECR, 200 acres), located in St. Johns County along US 1 at the northern boundary of the city of St. Augustine. The property fronts US 1 on the east, and the San Sebastian River on the west. Flagler expects to master plan this property for a variety of mixed uses of commercial, industrial and residential.

     Fort Pierce K-4

A 565-acre tract located in St. Lucie County at the southeast quadrant of the intersection of I-95 and the Florida Turnpike. The land use designation for the property is for mixed-use development, with 160 acres of the property presently zoned for heavy industrial. The remainder is presently zoned for agriculture residential. When market analysis reflects the proper demand for industrial use, the property could be developed as industrial zoned property. Various approvals from state, regional and local government entities will be required. This property is currently being marketed for sale.

     107th Avenue Property (Section 8)

A 465-acre undeveloped tract located in west Dade County bounded by NW 107th Avenue (west), NW 90th Street (north), NW 74th Street (south) and NW 97th Avenue (east). The property is contiguous to the southeast corner of Beacon Station, Flagler’s 850-acre master planned commercial and industrial development, and plans are to develop the property in a similar manner.

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

Overview of FECI Land Holdings

The Company owned and managed 9,068 acres of land at year-end 2002, which included 456 acres on which buildings are located; 1,026 acres of developable land with entitlements, including the projects under development described in Item 1, Part 1 of this Report; 6,403 acres of undeveloped land, including the undeveloped properties described in Item 1, Part I of this Report, and 1,183 acres owned by FECR. These properties are held for lease, development and/or sale and are in fourteen counties of the state of Florida as follows:

Counties	Flagler Acres	FECR Acres	Total Acres

Brevard	834	222	1,056
Broward	59	5	64
Dade	1,304	50	1,354
Duval	1,446	5	1,451
Flagler	66	2	68
Indian River	5	—	5
Martin	38	2	40
Okeechobee	—	14	14
Orange	174	—	174
Palm Beach	11	16	27
Putnam	—	86	86
St. Johns	3,323	61	3,384
St. Lucie	565	43	608
Volusia	60	677	737

Total	7,885	1,183	9,068

ITEM 3.   LEGAL PROCEEDINGS

The Company is the defendant and plaintiff in various lawsuits resulting from its operations. In the opinion of management, appropriate provision has been made in the financial statements for the estimated liability that may result from disposition of such matters. The Company maintains comprehensive liability insurance for bodily injury and property claims, but is self-insured or maintains a significant self-insured retention for these exposures, particularly at FECR. These lawsuits are related to alleged bodily injuries sustained by Railway employees or third parties, employment related matters such as alleged wrongful termination and commercial or contract disputes.

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

FECR is investigating sites where contaminants from historic railroad operations may have migrated off-site through the movement of groundwater or contaminated soil. FECR, if required as a result of the investigation, will develop an appropriate plan of remediation, with possible alternatives including natural attenuation and groundwater pumping and treatment. Historic railroad operations at the Company’s main rail facilities have resulted in soil and groundwater impacts. In consultation with the Florida Department of Environmental Protection (FDEP), the Company operates and maintains groundwater treatment systems at its primary facilities. FECR is one of several PRPs alleged to have contributed to the environmental contamination at and near the Miami International Airport. The allegations are contained in a lawsuit filed by Miami-Dade County. The Company does not currently possess sufficient information to reasonably estimate the amount of remediation liability, if any, it may have in regard to this matter. While the ultimate results of the claim against FECR cannot be predicted with certainty, based on information presently available, management does not expect that resolution of this matter will have a material adverse effect on the Company’s financial position, liquidity or results of operation.

The Company monitors a small number of sites leased to others or acquired by the Company or its subsidiaries. Based on management’s ongoing review and monitoring of the sites and the ability to seek contribution or indemnification from the PRPs, the Company does not expect to incur material additional costs, if any.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock and Dividend Policy

The common stock of FECI is traded on the New York Stock Exchange with the symbols FLA (Class A common) and FLA.b (Class B common). As of March 6, 2003, there were 560 holders of record of the Company’s Class A common stock and 1,076 holders of record of Class B common stock.

The following table shows the high and low sales prices and dividends per share by quarter for 2002 and 2001:

			Cash
Common Stock Price			Dividends
2002	High	Low	Paid

Fourth Quarter
Class A	$25.90	$21.20	$.025
Class B	$24.00	$19.96	$.025
Third Quarter
Class A	$26.76	$20.94	$.025
Class B	$24.20	$19.31	$.025
Second Quarter
Class A	$30.00	$21.00	$.025
Class B	$28.08	$19.25	$.025
First Quarter
Class A	$29.40	$20.10	$.025
Class B	$27.23	$19.70	$.025

2001
Fourth Quarter
Class A	$24.20	$17.00	$.025
Class B	$22.60	$17.25	$.025
Third Quarter
Class A	$36.25	$20.45	$.025
Class B	$35.30	$20.55	$.025
Second Quarter
Class A	$39.70	$29.57	$.025
Class B	$37.40	$28.40	$.025
First Quarter
Class A	$40.07	$31.30	$.025
Class B	$39.70	$29.70	$.025

The Company pays quarterly cash dividends on its outstanding shares of common stock. The determination of the amount of future cash dividends, if any, to be declared and paid by the Company will depend upon, among other things, the Company’s financial condition, funds from operations, level of capital expenditures, future business prospects and other factors deemed relevant by the Board of Directors. The closing prices of the Company’s Class A and Class B common stock were $23.35 and $23.00, respectively, as of March 6, 2003.

Equity Compensation Plan Information is presented in the Proxy Statement.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below with respect to the Company’s consolidated statements of income for each of the five years in the period ended December 31, 2002, and with respect to the consolidated balance sheets for the same periods are derived from the consolidated financial statements. This selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Notes to the Financial Statements and Supplementary Data (Item 8) included elsewhere herein. Income statement data, discontinued operations and earnings per share results for years 1998-2001 have been reclassified to treat EPIK, FLX and certain Flagler buildings as discontinued operations, consistent with 2002’s presentation.

	Year Ended December 31

(dollars in thousands, except per share amounts)	2002	2001	2000	1999	1998

Income Statement Data:
Operating revenues	301,515	247,386	238,813	294,296	215,464
Operating expenses	(211,895)	(189,230)	(181,666)	(233,947)	(164,854)

Operating profit	89,620	58,156	57,147	60,349	50,610

Interest expense (net)	(19,104)	(4,726)	2,721	4,364	3,961
Other income	10,803	9,288	10,951	5,637	15,580

Income before income taxes	81,319	62,718	70,819	70,350	70,151
Provision for income taxes	(31,308)	(24,147)	(28,379)	(26,889)	(26,560)

Income from continuing operations	50,011	38,571	42,440	43,461	43,591

Discontinued Operations:
Income (loss) from operation of discontinued operations (net of taxes)	(168,585)	(99,957)	(16,682)	(2,682)	30
Gain on disposition of discontinued operations (net of taxes)	10,823	—	—	—	—

Income (loss) from discontinued operations	(157,762)	(99,957)	(16,682)	(2,682)	30

Net income (loss)	(107,751)	(61,386)	25,758	40,779	43,621

Earnings Per Share:
Income from continuing operations – basic	$1.37	$1.06	$1.17	$1.20	$1.20
Income from continuing operations – diluted	$1.37	$1.05	$1.16	$1.19	$1.20
Loss from operation of discontinued operations – basic	$(4.63)	$(2.75)	$(0.46)	$(0.08)	—
Loss from operation of discontinued operations – diluted	$(4.61)	$(2.73)	$(0.46)	$(0.07)	—
Gain on disposition of discontinued operations – basic & diluted	$0.30	—	—	—	—
Net income (loss) – basic	$(2.96)	$(1.69)	$0.71	$1.12	$1.20
Net income (loss) – diluted	$(2.94)	$(1.68)	$0.70	$1.12	$1.20

Weighted-average shares – basic	36,446	36,397	36,365	36,302	36,286

Weighted-average shares – diluted	36,635	36,608	36,706	36,509	36,299

Cash dividends declared on common stock	3,658	3,652	3,643	3,636	3,627

Cash dividends declared per share on common stock	$0.10	$0.10	$0.10	$0.10	$0.10

Balance Sheet Data:
Total assets	1,050,206	1,200,670	1,111,538	910,878	871,541
Cash and investments	83,872	14,089	32,690	102,552	85,423
Properties, less accumulated depreciation	787,435	1,064,899	989,283	742,176	720,891
Long-term debt	294,143	282,784	88,000	—	—
Shareholders’ equity	573,316	684,169	748,104	724,441	686,831

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis should be read in conjunction with Item 8. Financial Statements, Item 1. Business, and Item 2. Properties, included elsewhere herein. The following discussion contains forward-looking statements (see cautionary statement at the front of this Report). The Company’s actual results may differ significantly from those projected in the forward-looking statements.

GENERAL OVERVIEW

FECI is a holding company engaged in the rail and real estate businesses through two wholly owned subsidiaries.

The Company’s assets and operations are located in the state of Florida. Consequently, the Company’s performance is significantly affected by the general health of the Florida economy, while more broadly affected by the national economy, and international economies, including the Caribbean and South America.

The Company generates rail operating revenues primarily from the movement of freight in both conventional freight cars and intermodal shipments of containers and trailers on flatcars over its rail lines. Starting in November of 2002, certain drayage operations previously performed by FLX were assumed by FECR. Freight and drayage revenues are recorded as freight moves from origin to destination. Modest non-freight operating revenues are derived from demurrage and detention (equipment per diem paid by customers), switching, weighing, special train and other transportation services. The Company has one railroad customer that accounted for approximately 19%, 19% and 18% of the railroad’s operating revenues in 2002, 2001 and 2000, respectively. The Company does not believe that this customer will cease to be a rail shipper, or will significantly decrease its freight volume in the near future.

The Company’s rail expenses consist of salaries and wages, related payroll taxes and employee benefits, depreciation, insurance and casualty claim expense, diesel fuel, car hire, property taxes, materials and supplies, purchased services and other expenses. Many of the railway’s operating expenses are of a relatively fixed nature, and do not increase or decrease proportionately with increases or decreases in operating revenues unless the Company’s management takes specific actions to restructure the Company’s operations. The Company experiences increases/decreases in fuel costs as the price of diesel fuel fluctuates in the market.

The Company’s real estate operations are cyclical and are affected by local demographic and general economic trends and the supply and rate of absorption of new construction. Although the Company’s real estate business has a large portfolio of income-producing properties expected to provide reasonably stable operating results, the Company’s real estate earnings may be significantly affected from period to period by the nature and timing of sales of developed property and other real estate assets.

Flagler has a portfolio of land, which includes land held for future development (entitled and unentitled), surplus land, some of which is under contract or held for sale, and land located in the parks that is under the existing buildings and undevelopable. The Company believes that Flagler’s more than 2,000 acres (916 acres of entitled land, 1,123 acres of unentitled land), which are held for development, are capable of supporting in excess of 10 years of future development. The Company’s determination to develop or sell property is based on market conditions. Flagler holds approximately 4,400 acres of surplus land, of which 3,800 acres are either on the market or under contract for sale. The Company expects approximately 75% of those 3,800 acres to close in 2003, and the remaining amount to be sold over the next several years. Flagler owns an additional 456 acres of land, which is located under the buildings, and 849 acres of land in the parks that is considered undevelopable.

FECR owns approximately 1,200 acres of land that is held for lease, development and/or sale. There are 198 acres currently on the market or under contract for sale. FECR continues to evaluate the appropriate uses for the remaining land.

Real estate operating revenues are generated from (i) rental agreements on its commercial and industrial portfolio of buildings, as well as rents on its land holdings, (ii) sales of land and/or buildings and (iii) development services provided to customers.

Real estate operating expenses include costs of managing its commercial and industrial properties and costs associated with land and building sales. The Company incurs property management expenses, such as building maintenance, leasing costs and property taxes, beginning when buildings are completed and placed in the Company’s inventory of leasable properties. The Company sells certain real estate holdings when the return on such sales is considered advantageous, causing fluctuations in costs of real estate sales based on the volume and timing of such dispositions.

Passive revenues are generated from leases of railroad right-of-way to telecommunication and other companies for the installation of fiber optic and other conduits and additional uses of the right-of-way (e.g., signboards). These revenues, along with their associated expenses, are recorded net in other income.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash generated by operating activities was $55.3 million, $18.0 million and $134.5 million in the years ended December 31, 2002, 2001 and 2000, respectively. The year-to-year fluctuations in net cash generated by operating activities resulted mainly from activities associated with the construction of a telecommunications network and certain related facilities during these years, including significant working capital fluctuations. Net cash generated by operating activities is expressed net of gains on asset disposals, primarily building and land sales which also fluctuate. Asset dispositions generated pretax gains of $51.0 million, $13.4 million and $9.6 million in 2002, 2001 and 2000, respectively.

In addition to cash generated by operating activities, cash was generated by asset disposals, primarily building and land sales, in the amounts of $88.8 million, $22.5 million and $17.6 million, before taxes, in the years ended December 31, 2002, 2001 and 2000, respectively. The Company has undertaken building and land sales opportunistically. While the Company expects to generate cash from future building and land sales, the magnitude and timing of such sales is not readily predictable and may fluctuate.

As a result primarily of the Company’s sale of EPIK in late 2002, the Company expects to claim a cash federal income tax refund of approximately $75 million for that year, which may be refunded to the Company in mid-2003. The Company’s claim is subject to review by the Internal Revenue Service. Additionally, as a result primarily of the EPIK sale, the Company expects to carry forward losses of $109 million (pretax), which are expected to be deductible from taxable income on the Company’s federal tax returns in future years. However, the Company cannot guarantee its realization of these expected future tax benefits, which are subject to possible future changes in federal income tax laws and differing interpretations thereof, among other factors.

Although in recent years the Company has not increased its rate of per share dividend payments and has not undertaken material stock repurchases, the Company may do so in the future.

During the years ended December 31, 2002, 2001 and 2000, respectively, the Company invested approximately $27 million, $57 million and $62 million at Flagler. In 2002, 2001 and 2000, the Company’s capital investments at Flagler included investments to develop real property and construct commercial buildings for lease. The Company expects to make additional investments in realty in the future, the amounts and timing of which are expected to be, among other things, the timing and extent of marketplace demand. The Company expects to make investments at Flagler, including investments intended to support Flagler’s future growth, in the range of $80 million to $100 million in 2003, which is predicated on Flagler experiencing a recovery in marketplace demand over 2002’s levels. The actual amount invested is expected to depend in large part on the timing and extent of actual marketplace demand. In 2002, 2001 and 2000, the Company’s capital investments at FECR were approximately $30 million, $33 million and $32 million. In 2002, 2001 and 2000, the Company’s capital investments at EPIK were approximately $5 million, $156 million and $178 million, primarily to construct a telecommunications network and certain related facilities. The Company sold EPIK and exited the telecommunications business in late 2002.

Historically, net cash generated by FECR’s and Flagler’s operating activities has exceeded these businesses’ maintenance capital needs. Although the amount of future cash generated by FECR and Flagler is subject to uncertainty due to the vagaries of business conditions and other factors, the Company expects that FECR and Flagler will continue to generate cash in excess of their maintenance capital needs. The Company expects additional net cash flow from future building and land sales. Further, the Company expects to be able to obtain external financing, if required, through mortgage loans on rental property investments once such properties are leased up, or through its revolving credit facility or other possible sources of external financing. However, no assurances can be given as to the availability in future capital markets of these or other sources of external financing on terms acceptable to the Company or otherwise. Any reduction in cash generated by the Company’s operating activities, which could occur, for example, were demand for the Company’s services to decline, may reduce cash available for investment and reduce the availability and/or increase the cost of external capital for the Company.

At December 31, 2002, the Company had a $300 million revolving credit facility (see Note 15 of the Financial Statements) pursuant to an agreement, as amended from time to time, between the Company and certain banking institutions (the Credit Facility Agreement). The borrowings under the credit agreement are secured by the capital securities of FECR and FLX. The description herein of the revolving credit facility is qualified in its entirety by reference to the Credit Facility Agreement, which is incorporated as Exhibit 10(b) to the Company’s Reports on Form 10-K for the years ended December 31, 2002, 2001 and 2000. The Credit Facility Agreement was extended for an additional year and amended on February 7, 2003. The amendments provide for a reduction in the Facility’s size to $200 million and other modifications, including an increase in the stock repurchase and special dividend limit to $150 million (which may be increased in 2004 to $200 million if certain financial ratio tests are met), and an increase in the non-recourse mortgage financing limit from $250 million to $325 million. At December 31, 2002, the Company had $53 million drawn on the revolving credit facility. Pursuant to the Credit Facility Agreement, the Company has agreed, among other things, to maintain certain financial ratios. The Company believes the most restrictive of such ratios has been the Global Debt/EBITDA ratio (as defined in the Credit Facility Agreement). The Credit Facility Agreement provides that at December 31, 2002, the Company’s Global Debt/EBITDA ratio shall be no greater than 3.75. At December 31, 2002, the Company’s actual Global Debt/EBITDA ratio was 0.47. The Global Debt/EBITDA covenant was eliminated as part of the February 7, 2003 amendment due to the sale of EPIK. Going forward, the Group Debt/EBITDA ratio (as defined in the Credit Facility Agreement) will be used. Pursuant to the Credit Facility Agreement, the required Group Debt/EBITDA ratio from March 22, 2001 to December 31, 2002 was 3.00, declines to 2.75 from January 1, 2003 to December 31, 2003, and 2.50 from January 1, 2004 to March 31, 2005, all as more particularly set forth in the Credit Facility Agreement. At December 31, 2002, the Company’s actual Group Debt/EBITDA ratio was 0.49. Although no assurances can be given as to the Company’s future compliance with the Group Debt/EBITDA ratio covenant or other financial covenants, the Company has complied with the terms of the Credit Facility Agreement in the past and expects to continue to comply with them in the future. The Company from time to time may seek to amend the Credit Facility Agreement to accommodate changes in circumstances not foreseen at the time the Credit Facility Agreement was made. Although no assurances can be given that the Company’s banks would agree to any amendment that may be proposed by the Company, or as to the terms of any such amendment, amendments to agreements such as the Credit Facility Agreement are common practice among banks and the Company believes its relationship with its banks is satisfactory.

Results of Operations for 2002 compared to 2001 and 2001 compared to 2000

Discussions are based on segment information – see Note 8 included in Item 8 of this Report.

Railway

FECR’s management team continued its focus on improving profitability during 2002 and 2001. Important investments in both operational and human capital were made during these periods to enhance customer service and safety while controlling costs. During the 2002 and 2001 period, FECR recruited and deployed more sales and marketing personnel to focus on identifying new customers, improving revenues from existing customers and serving customers better. Recent successes include significant business in shipments of foodstuff commodities, the introduction of an Atlanta-based intermodal service (the Hurricane Train), and a program in South Florida where FECR competes directly with barge companies on northbound container traffic. FECR also generated record levels of aggregate revenues during 2002 and 2001. During 2002 and 2001, the Company invested $29.8 million and $32.6 million, respectively, of capital in equipment, improved physical plant and new technologies at FECR.

Moderate revenue growth is expected primarily from FECR’s continued efforts to grow its intermodal business, continued increases in food and kindred traffic, and new business relationships that FECR is working to develop; such revenue growth is subject to a moderate improvement in the economy. Costs associated with insurance, fuel and labor agreements are subject to uncertainty. Capital spending is expected to range between $30 and $32 million in 2003.

Revenues – 2002 versus 2001

Railway segment’s operating revenues were up $6.1 million at $166.8 million for 2002 versus $160.7 million for 2001. Most of the increase resulted from additional aggregate rock traffic, new revenues from drayage operations formerly performed by the Company’s trucking subsidiary that were assumed by the Railway in November 2002, and the increase in foodstuff traffic. Freight revenues were $162.0 million for 2002, compared with $157.2 million for 2001. Revenues from aggregate rock/crushed stone traffic increased $4.5 million in 2002 due to the increase in construction demand throughout the state of Florida. Revenues from foodstuff traffic increased $2.0 million due to increased business from two major customers. Revenues from SCFE decreased $0.5 million from 2001 to $2.4 million primarily due to the bridge connecting FECR to SCFE being out of service for almost eight weeks. Intermodal revenues decreased $1.0 million to $60.9 million for 2002. The new “Hurricane Train” service from Atlanta resulted in additional revenues of $1.7 million, showing its success in the Atlanta marketplace, while local haulage and interline traffic decreased $2.0 million over 2001 primarily from reduced traffic with Norfolk Southern, decreased traffic from LTL carriers and decreased international business. The LTL carriers’ traffic was affected by the sluggish economy, while the international business was affected primarily by the consolidation of a major shipper that increased empty movements by water rather than rail.

The Company reports certain non-GAAP measures in addition to GAAP measures. These measures are earnings before interest expense, income taxes, depreciation and amortization (EBITDA) from the Company’s Railway segment’s operations and from the FECR legal entity. The FECR legal entity’s EBITDA includes EBITDA from rental and sale of FECR real estate and other income, in addition to EBITDA from the Railway segment’s operations. The Company believes many investors use EBITDA measures in valuing railroads (e.g., through application of EBITDA valuation multiples) and in evaluating their ongoing performance. The Company uses its Railway segment’s EBITDA as a component of certain management incentive compensation arrangements.

The Railway segment’s EBITDA was $59.9 million in 2002, compared to $57.7 million in 2001, reflecting primarily the net effect of increased revenues in 2002. Railway segment operating profit was $42.1 million and $41.3 million in 2002 and 2001, respectively. The FECR legal entity’s EBITDA was $111.7 million in 2002, compared to $71.7 million in 2001, reflecting primarily $34.5 million from the sale of the former Buena Vista rail yard land parcel in 2002. Total FECR legal entity income before taxes was $93.8 million and $55.5 million in 2002 and 2001, respectively.

Expenses – 2002 versus 2001

Operating expenses increased $5.2 million to $124.6 million for 2002, compared with $119.4 million for 2001. Commencing in late 2002, FECR began to directly manage the dray operations for intermodal shipments to the Railway, increasing Railway expenses $1.8 million over 2001. Wages and benefits increased $1.6 million or 3.4% to $49.6 million for 2002 primarily because the Railway experienced an infrequent maximum medical coverage claim, employee separation costs and general wage increases. Casualty and insurance expenses increased $1.7 million to $5.5 million due to two major derailments in early 2002, increased personal injury costs and higher insurance premiums over 2001. Equipment rents increased $1.9 million primarily as the result of additional intermodal equipment rents. Depreciation expenses increased $1.4 million in 2002. Offsetting the increased expenses were decreases in fuel expense of $1.2 million, $0.5 million from lower consumption and $0.7 million from lower price, lower car hire of $2.3 million, and decreased general and administrative charges of $0.9 million.

Revenues – 2001 versus 2000

Railway segment’s operating revenues were down $4.1 million at $160.7 million for 2001 versus $164.8 million for 2000. Most of this decrease resulted from decreased ($2.0 million) accessorial charges (switching, demurrage, detention, flips, etc.) as customers utilized FECR’s equipment or other accessorial services more efficiently. Freight revenues were $157.2 million for 2001, compared with $157.7 million for 2000. Revenues from automobiles increased $0.5 million as manufacturers replenished dealer stocks depleted by favorable incentives and financing programs. Revenues from foodstuffs increased $0.6 million due to significant business from Tropicana Products, Inc. Revenues from various commodities increased by $1.0 million, most notably in the metals and ore commodities, as increased loads of northbound scrap metals moved to “mini-mills,” as well as other increased traffic from metals and ore customers. Offsetting these increases were decreases in aggregate revenues of $0.8 million because loads fell 4.9% to 106,473, close to 2000’s record levels of 111,921 loads, as private construction and public projects continued to take place during 2001, but did not return to demand levels seen in 2000. Also, intermodal revenues decreased $0.9 million for the year as the overall economy slowed. However, FECR originated and interlined intermodal loads, and revenues increased (4,082 units and $0.4 million, respectively) primarily the result of greater marketing efforts by the Company.

The Railway segment’s EBITDA was $57.7 million for 2001, comparable to $58.5 million in 2000. Railway segment operating profit was $41.3 million and $43.7 million in 2001 and 2000, respectively. The FECR legal entity’s EBITDA was $71.7 million, compared to $74.4 million for 2000, reflecting primarily a special TTX dividend of $2.4 million received during 2000. Total FECR legal entity income before taxes was $55.5 million and $59.0 million in 2001 and 2000, respectively.

Expenses – 2001 versus 2000

Operating expenses decreased $1.8 million to $119.4 million, compared with $121.2 million in 2000. Primary contributors to the decrease are: fuel cost decrease of $0.9 million as prices dropped in 2001 and overall consumption improved (2.0% on gallons used); car hire net cost decrease of $0.7 million as continued emphasis on car utilization improved FECR’s net position; repairs billed to/by others net decrease of $1.6 million attributable to the improved condition of the equipment fleet, and improved systems and processes for identifying contractually recoverable costs of outside party arrangements; and a decrease of $1.6 million in general and administrative costs as overall information technology and administrative costs have been reduced. Partially offsetting these decreased expenses were increases in depreciation ($1.5 million), reflecting recent years’ capital programs and increased compensation costs as FECR added personnel to improve sales and marketing efforts and other operational opportunities.

Trucking

During the third quarter of 2002, the Company adopted a plan to discontinue and ceased operations of its regional long-haul trucking operations. The Company largely completed its operational shut down and disposition activities for the trucking operation during the fourth quarter of 2002. At December 31, 2002, the Company was working to wind down the remaining assets and liabilities of FLX and estimates the completion of such during the first quarter of 2003. Based on the latest information available, which could be subject to change during the wind down, management believes these assets and liabilities to be stated at their net realizable value.

Accordingly, the Company reported the results of the trucking operations and the estimated disposition loss as discontinued operations under the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and all periods have been restated.

Year Ended
December 31
(dollars in thousands)	2002

Net Assets (Liabilities) of Discontinued Operations
Assets:
Accounts receivable (net)	825
Other current assets	223
Properties, less accumulated depreciation and amortization	101
Other assets and deferred charges	45

Total assets	1,194
Liabilities:
Accounts payable	(1,114)
Other liabilities	(320)

Total liabilities	(1,434)

Net liabilities of discontinued operations	(240)

	Year Ended December 31

(dollars in thousands)	2002	2001	2000

Summary of Operating Results of Discontinued Operations
Trucking revenues	22,525	36,224	31,601
Trucking expenses	(28,688)	(42,483)	(39,752)

Loss before income taxes	(6,163)	(6,259)	(8,151)
Income taxes	2,373	2,410	3,260

Loss from discontinued operations	(3,790)	(3,849)	(4,891)

Real Estate

During 2002, Flagler added one building to its portfolio of income-producing projects and jointly developed another building with Duke Realty Corporation. During January 2003, the Company purchased Duke Realty’s 50% interest in three buildings in Beacon Station. During 2002, Flagler addressed the softness in the real estate market by deferring construction of speculative buildings and focusing on build-to-suit projects. Because of Flagler’s deferral of speculative development, revenue growth is expected to be moderate in the near term. The Company may sell certain developed properties if it determines market conditions support a sale rather than continued holding. Flagler’s land holdings, with entitlements for construction of 14.7 million sq. ft. of office and industrial space, offer opportunities for further investment, particularly when market demand increases. In 2003, the Company expects to accelerate Flagler’s office and industrial space investment program if market demand increases. The Company intends to continue its program to realize the value of its extensive land holdings at Flagler and the Railway by developing or monetizing them.

Flagler’s future rate of growth, profitability, capital investment and sales of land depends, in part, on the extent of future demand in Florida’s commercial real estate markets, costs for insurance and real estate taxes, and renewal rates for leases, which are subject to uncertainty.

Revenues from Continuing Operations – 2002 versus 2001

Realty rental, services and sales revenues from both Flagler and other realty operations were $134.9 million for 2002, compared to $86.8 million for 2001. The increase from the prior year relates primarily to increased land dispositions of $48.1 million. Combined real estate sales generated revenue of $70.6 million. Flagler’s rental and services operations generated 2002 revenues of $60.9, a slight increase of $0.1 million over 2001 rental and services revenue of $60.8 million. Included in Flagler’s 2002 and 2001 rental and services revenues were net lease termination fees of $1.9 million and $1.5 million, respectively. Other rental revenue was $3.4 million in 2002, compared to $3.5 million in 2001.

At December 31, 2002, Flagler held 55 buildings with 5.9 million rentable sq. ft. at 83% occupancy. Flagler’s “same store” properties, including 51 buildings with 5.4 million rentable sq. ft., were 85% occupied at December 31, 2002, compared to 93% occupied at December 31, 2001. “Same store” rental revenues decreased $3.1 million to $54.3 million in 2002, compared to 2001 revenue of $57.4 million. The decrease is primarily associated with decreased occupancy rates compared to the prior year.

Four Flagler operating properties, totaling 561,413 rentable sq. ft., were delivered and began operations in 2001. These combined properties contributed $3.8 million in revenues during 2002, as compared to $0.4 million in 2001.

The Company reports certain non-GAAP measures in addition to GAAP measures. One such measure is earnings before interest expense, income taxes, depreciation and amortization (EBITDA) from Flagler’s operating rental properties. The Company believes many investors use EBITDA measures in valuing Flagler’s rental properties, e.g., through application of EBITDA valuation multiples or capitalization rates, and in evaluating their ongoing performance. The Company uses Flagler’s EBITDA as a component of certain management incentive compensation arrangements.

EBITDA from Flagler’s operating properties decreased to $38.5 million in 2002 from $40.1 million in 2001, a decrease of $1.6 million or 4.1%. Operating profit from operating properties’ rents was $17.4 million in 2002, reduced from $19.8 million in 2001. Flagler’s operating properties’ EBITDA decreased $1.6 million due primarily to a $3.8 million decrease in “same store” offset by an increase of $2.5 million in “new store.”

Expenses from Continuing Operations – 2002 versus 2001

Realty operating expenses (including depreciation and amortization) for both Flagler and other realty operations increased $13.4 million to $75.8 million in 2002 from $62.4 million in 2001. This increase reflects increased costs of property dispositions, as well as increased rental operations’ expenses at both Flagler and other realty operations. Real estate sales expenses were $19.6 million in 2002, an increase of $10.4 million over 2001 sales expenses of $9.2 million. Realty rental operating expenses (including depreciation and amortization) increased $3.0 million to $56.2 million in 2002, compared to $53.2 million in 2001. The increased operating expenses reflect a $3.4 million increase in Flagler’s operating expenses primarily related to increased operating property expenses of $1.7 million, increased land holding costs of $0.5 million, and increased depreciation and amortization of $0.8 million in 2002, offset partially by decreased corporate overhead of $1.1 million. Other realty operating expenses increased $1.1 million in 2002 to $5.0 million, compared to $3.9 million in 2001, related to increased rent expenses at the Port Everglades property.

Results from Discontinued Operations – 2002 versus 2001

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for financial statements issued for fiscal years beginning after December 15, 2001, components of Flagler that meet certain criteria have been accounted for as discontinued operations. Therefore, income or loss attributable to the operations and sale of the components classified as discontinued operations are presented in the summary of operating results as discontinued operations, net of applicable income taxes.

During 2002 and 2001, discontinued operations include the gain on the sale of an industrial warehouse disposed of during 2002, as well as the operations of this property and an office building, which meets the criteria as a held-for-sale property at December 31, 2002. The gain recorded on the 2002 sale of the industrial warehouse was $5.5 million, or $3.4 million, net of applicable taxes of $2.1 million. Discontinued operations contributed revenues of $3.1 million and $2.3 million in 2002 and 2001, respectively, and incurred operating expenses of $1.3 million and $1.0 million in 2002 and 2001, respectively. Net operating income for the discontinued operations was $1.8 million in 2002, an increase of $0.5 million over $1.3 million contributed in 2001.

	Year Ended December 31

(dollars in thousands)	2002	2001

Summary of Operating Results of Discontinued Operations
Flagler realty rental revenues	3,133	2,276
Flagler realty rental expenses	(1,318)	(1,008)

Income before income taxes	1,815	1,268
Income taxes	(699)	(488)

Income from discontinued operations	1,116	780

Revenues from Continuing Operations – 2001 versus 2000

Combined revenues from Flagler and other realty operations were $86.8 million for 2001, compared to $74.1 million for 2000. The increase over prior year is associated with increased rental revenues and real estate sales in 2001. Combined real estate sales generated revenues of $22.5 million in 2001, an increase of $5.0 million over 2000 real estate sales of $17.5 million. Flagler continued to focus on strategic dispositions of surplus land holdings during 2001, resulting in increased revenues. Flagler’s rental and services operations generated $60.8 million in 2001 rental revenues, compared to $53.4 million in 2000. Included in Flagler’s 2001 rental and services revenues were a $1.5 million lease termination fee, and a $0.8 million development fee. Other rental revenues increased $0.3 million or 8.3% to $3.5 million in 2001.

Flagler held 52 operating buildings with 5.6 million rentable sq. ft., which were 92% occupied at year-end 2001. Flagler’s “same store” properties, including 49 buildings with 5.1 million rentable sq. ft., were 94% occupied at December 31, 2001, compared to 93% occupied at December 31, 2000. “Same store” rental revenues increased by $3.1 million or 5.9% to $53.9 in 2001, compared to $50.8 million in 2000.

Three additional properties, totaling 408,000 sq. ft. of rental space, received certificates of occupancy during 2000 and during 2001 were in the lease-up phase of operations. Together, these properties generated 2001 rental revenues of $3.5 million. Additionally, Flagler completed development of a 200,000 sq. ft. build-to-suit for sale, generating development services revenue of $0.8 million in 2001.

At the end of 2001, Flagler had ten projects, representing 1.2 million sq. ft., in various stages of development (approximately 559,978 sq. ft. in lease-up, 97,000 sq. ft. in construction, and 590,550 sq. ft. in pre-development).

Flagler’s EBITDA from operating properties increased to $40.1 million in 2001 from $35.1 million in 2000, an increase of $5.0 million. Operating profit from operating properties’ rents increased to $19.8 million in 2001 from $18.3 million in 2000 related to Flagler’s increased leasing activity. Flagler’s operating properties’ EBITDA increased $5.0 million due primarily to a $2.7 million increase in “same store” and a $2.8 million increase in “new store.”

Expenses from Continuing Operations – 2001 versus 2000

Realty segment rental and sales operating expenses (including depreciation and amortization) increased $8.8 million or 16.3% to $62.4 million in 2001, compared to $53.6 million in 2000. Increases in operating expenses were primarily depreciation costs ($3.2 million) as new product (primarily buildings) delivered in 2000 and 2001 came on line. Directly related to this delivery of new product were increased “recoverable expenses” of $1.2 million. Selling, general and administrative non-recoverable expenses increased $3.9 million, reflecting increased other realty expenses associated with increased rent expense on property leased in South Florida commencing in 2000. Also, Flagler’s corporate staff and related costs increased as additional functions were transitioned from The St. Joe Company, which entails some partially temporary increases in expenses. Realty sales expenses increased $1.2 million, reflecting the increased sales activity during 2001.

Results from Discontinued Operations – 2001 versus 2000

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for financial statements issued for fiscal years beginning after December 15, 2001, components of Flagler that meet certain criteria have been accounted for as discontinued operations. Therefore, income or loss attributable to the operations and sale of the components classified as discontinued operations are presented in the summary of operating results as discontinued operations, net of applicable income taxes.

During 2001 and 2000, discontinued operations include the operations of an office building, which meets the criteria as a held-for-sale property at December 31, 2002. Discontinued operations contributed revenues of $2.3 million and $0.8 million in 2001 and 2000, respectively, and incurred operating expenses of $1.0 million and $0.4 million in 2001 and 2000, respectively. Net operating income for the discontinued operations was $1.3 million in 2001, an increase of $0.9 million over $0.4 million contributed in 2000.

	Year Ended December 31

(dollars in thousands)	2001	2000

Summary of Operating Results of Discontinued Operations
Flagler realty rental revenues	2,276	835
Flagler realty rental expenses	(1,008)	(407)

Income before income taxes	1,268	428
Income taxes	(488)	(171)

Income from discontinued operations	780	257

Telecommunications

FECI completed the sale of its wholly owned telecommunications subsidiary, EPIK, to Odyssey, a privately held holding company specializing in telecom network assets during the fourth quarter of 2002. FECI had previously announced its decision to exit the telecommunications business.

The consideration included a cash payment of $500,000, a potential earnout payment of up to $30 million based on EPIK’s future performance, and a warrant to acquire 15% of the outstanding stock of Odyssey. In addition, FECI provided Odyssey with up to $17 million for Odyssey’s use in connection with EPIK, which FECI recorded as a transaction expense. In addition, FECI is obligated to make a further deposit into the escrow account for the amount of the shortfall between $3 million and the proceeds of certain specified real estate and asset sales. Any shortfall has been estimated and accounted for as a transaction expense. FECI has accounted for the sale of EPIK and its operations as a discontinued operation. FECI wrote down the entire book value of EPIK’s long-lived assets at September 30, 2002, resulting in a carrying value for EPIK of negative $39.1 million. Consequently, FECI recorded a modest accounting gain ($10.0 million after tax) on the sale.

Included in the gain on sale of EPIK are estimates of certain contingencies (primarily employee severance related) FECI could incur in periods subsequent to 2002. These amounts could be subject to change in subsequent periods. Also, FECI is a guarantor on certain leases (primarily office space) and could be contingently liable if EPIK were to default on the lease obligations. Estimates for these contingencies and guarantees are approximately $5.3 million.

	Year Ended December 31

(dollars in thousands)	2002	2001	2000

Summary of Operating Results of Discontinued Operations
EPIK revenues	17,728	11,504	3,393
EPIK expenses	(296,774)	(169,640)	(24,426)

Operating income	(279,046)	(158,136)	(21,033)
Other income	9,272	594	953

Income before income taxes	(269,774)	(157,542)	(20,080)
Income taxes	103,863	60,654	8,032

Loss from discontinued operations	(165,911)	(96,888)	(12,048)

Corporate Expenses

Corporate expenses for 2002 increased to $11.6 million, compared with 2001’s expenses of $7.6 million. Increases in corporate expenses primarily relate to costs associated with strategic initiatives, including legal and consulting fees. Corporate expenses in 2001 ($7.6 million) were generally comparable to 2000 ($7.0 million).

Interest Expense

Net interest expense increased to $19.1 million for 2002. This compares with net interest expense of $4.7 million for 2001. The higher net interest expense resulted primarily from increased borrowings and reduced capitalization of interest due to completion of the telecommunications network construction. Net interest expense increased to $4.7 million in 2001, compared to interest income of $2.7 million in 2000. This increase relates to increased borrowings in 2001 and reduced interest income as interest-earning investments decreased.

Other Income

Other income was $10.8 million for 2002, compared with $9.3 million and $11.0 million for 2001 and 2000, respectively. With the sale of EPIK and FECI’s exit from the telecommunications business, the Company reclassified revenues from telecom companies for right-of-way leases to other income for 2002, 2001 and 2000. These revenues were $6.2 million, $6.5 million and $6.8 million in 2002, 2001 and 2000, respectively.

Income Tax

Income tax expenses represent an effective rate of 38.5% in 2002 and 2001, compared to an effective rate of 40.1% in 2000. The higher rate in 2000 was due primarily to non-deductibility of FLX’s goodwill write-off.

Net Income

As a result of the foregoing factors, the net loss was ($107.8 million), or ($2.94) per diluted share, for 2002, compared to a net loss of ($61.4 million), or ($1.68) per diluted share in 2001, and net income of $25.8 million, or $0.70 per diluted share in 2000.

Summary of Operating Results
2002 versus 2001

Information by industry segment:

(dollars in thousands)	2002	2001	$ Change

Operating Revenues
Railway operations	166,751	160,720	6,031
Realty:
Flagler realty rental and services (a)	60,843	60,758	85
Flagler realty sales	32,063	20,233	11,830
Other rental	3,415	3,522	(107)
Other sales	38,552	2,303	36,249

Total realty	134,873	86,816	48,057
Total revenues (segment)	301,624	247,536	54,088
Intersegment revenues	(109)	(150)	41

Total revenues (consolidated)	301,515	247,386	54,129

Operating Expenses
Railway operations (a)	124,634	119,436	5,198
Realty:
Flagler realty rental and services	51,254	49,308	1,946
Flagler realty sales	19,590	9,177	10,413
Other rental	4,963	3,869	1,094

Total realty	75,807	62,354	13,453
Corporate general & administrative (a)	11,563	7,590	3,973

Total expenses (segment)	212,004	189,380	22,624
Intersegment expenses	(109)	(150)	41

Total expenses (consolidated)	211,895	189,230	22,665

Operating Profit (Loss)
Railway	42,117	41,284	833
Realty	59,066	24,462	34,604
Corporate general & administrative	(11,563)	(7,590)	(3,973)

Segment & consolidated operating profit	89,620	58,156	31,464
Interest (expense) income (net)	(19,104)	(4,726)	(14,378)
Other income	10,803	9,288	1,515

	(8,301)	4,562	(12,863)
Income before taxes	81,319	62,718	18,601
Provision for income taxes	(31,308)	(24,147)	(7,161)

Income from continuing operations	50,011	38,571	11,440
Discontinued Operations
Loss from operation of discontinued operations (net of taxes)	(168,585)	(99,957)	(68,628)
Gain on disposition of discontinued operations (net of taxes)	10,823	—	10,823

Net (loss) Income	(107,751)	(61,386)	(46,365)

EBITDA by industry segment: (b)

(dollars in thousands)	2002	2001	$ Change

Railway EBITDA
Railway segment operating profit	42,117	41,284	833
Depreciation expense	17,735	16,380	1,355

Railway segment EBITDA	59,852	57,664	2,188

Total FECR legal entity income before taxes	93,804	55,522	38,282
Depreciation expense – legal entity	17,928	16,573	1,355
Interest expense (income)	(39)	(348)	309

Total FECR legal entity EBITDA	111,693	71,747	39,946

Realty EBITDA (All years have been restated to reflect discontinued operations.)
Flagler operating profit from operating properties’ rents	17,380	19,847	(2,467)
Depreciation and amortization expense – rental operating properties	21,100	20,265	835

Flagler EBITDA from operating properties’ rents	38,480	40,112	(1,632)

Summary of Segment Operating Expenses
2002 versus 2001

(dollars in thousands)	2002	2001	$ Change

Rail Operating Expenses
Compensation & benefits	49,585	47,952	1,633
Fuel	11,675	12,913	(1,238)
Equipment rents (net)	3,652	1,733	1,919
Car hire (net)	(3,422)	(1,108)	(2,314)
Depreciation	17,735	16,380	1,355
Purchased services	9,095	9,236	(141)
Repairs billed to/by others (net)	(3,716)	(4,527)	811
Load/unload	7,411	7,473	(62)
Casualty & insurance	5,472	3,767	1,705
Property taxes	4,740	4,432	308
Materials	9,101	9,124	(23)
General & administrative expenses	8,432	9,381	(949)
Drayage	1,759	—	1,759
Other	3,115	2,680	435

Total operating expenses – rail segment	124,634	119,436	5,198

Realty Operating Expenses – Continuing Operations
Real estate taxes – developed	6,786	5,869	917
Repairs & maintenance – recoverable	2,040	1,774	266
Services, utilities, management costs	10,562	9,840	722

Subtotal – expenses subject to recovery	19,388	17,483	1,905

Realty sales expense	19,590	9,177	10,413
Real estate taxes – undeveloped land	3,751	2,918	833
Repairs & maintenance – non-recoverable	499	895	(396)
Depreciation & amortization	22,169	21,362	807
SG&A – non-recoverable	10,410	10,519	(109)

Subtotal – non-recoverable expenses	56,419	44,871	11,548

Total operating expenses – realty segment	75,807	62,354	13,453

(Prior years results have been reclassified to conform to current year’s presentation.)
(a) Includes intersegment revenues and expenses of $109 and $150 for the years ended December 31, 2001 and 2000, respectively.
(b) EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization.

Summary of Operating Results
2001 versus 2000

Information by industry segment:

(dollars in thousands)	2001	2000	$ Change

Operating Revenues
Railway operations	160,720	164,844	(4,124)
Realty:
Flagler realty rental and services (a)	60,758	53,361	7,397
Flagler realty sales	20,233	15,692	4,541
Other rental	3,522	3,253	269
Other sales	2,303	1,815	488

Total realty	86,816	74,121	12,695
Total revenues (segment)	247,536	238,965	8,571
Intersegment revenues	(150)	(152)	2

Total revenues (consolidated)	247,386	238,813	8,573

Operating Expenses
Railway operations (a)	119,436	121,181	(1,745)
Realty:
Flagler realty rental and services	49,308	45,225	4,083
Flagler realty sales	9,177	7,930	1,247
Other rental	3,869	437	3,432

Total realty	62,354	53,592	8,762
Corporate general & administrative (a)	7,590	7,045	545

Total expenses (segment)	189,380	181,818	7,562
Intersegment expenses	(150)	(152)	2

Total expenses (consolidated)	189,230	181,666	7,564

Operating Profit (Loss)
Railway	41,284	43,663	(2,379)
Realty	24,462	20,529	3,933
Corporate general & administrative	(7,590)	(7,045)	(545)

Segment & consolidated operating profit	58,156	57,147	1,009

Interest (expense) income (net)	(4,726)	2,721	(7,447)
Other income	9,288	10,951	(1,663)

	4,562	13,672	(9,110)

Income before taxes	62,718	70,819	(8,101)
Provision for income taxes	(24,147)	(28,379)	4,232

Income from continuing operations	38,571	42,440	(3,869)

Discontinued Operations
Loss from operation of discontinued operations (net of taxes)	(99,957)	(16,682)	(83,275)
Gain on disposition of discontinued operations (net of taxes)	—	—	—

Net (loss) income	(61,386)	25,758	(87,144)

EBITDA by industry segment: (b)

(dollars in thousands)	2001	2000	$ Change

Railway EBITDA
Railway segment operating profit	41,284	43,663	(2,379)
Depreciation expense	16,380	14,866	1,514

Railway segment EBITDA	57,664	58,529	(865)

Total FECR legal entity income before taxes	55,522	59,025	(3,503)
Depreciation expense – legal entity	16,573	15,094	1,479
Interest expense (income)	(348)	321	(669)

Total FECR legal entity EBITDA	71,747	74,440	(2,693)

Realty EBITDA (All years have been restated to reflect discontinued operations.)
Flagler operating profit from operating properties’ rents	19,847	18,272	1,575
Depreciation and amortization expense – rental operating properties	20,265	16,817	3,448

Flagler EBITDA from operating properties’ rents	40,112	35,089	5,023

Summary of Segment Operating Expenses
2001 versus 2000

(dollars in thousands)	2001	2000	$ Change

Rail Operating Expenses
Compensation & benefits	47,952	47,197	755
Fuel	12,913	13,851	(938)
Equipment rents (net)	1,733	1,488	245
Car hire (net)	(1,108)	(359)	(749)
Depreciation	16,380	14,866	1,514
Purchased services	9,236	8,616	620
Repairs billed to/by others (net)	(4,527)	(2,961)	(1,566)
Load/unload	7,473	7,392	81
Casualty & insurance	3,767	3,523	244
Property taxes	4,432	4,500	(68)
Materials	9,124	9,443	(319)
General & administrative expenses	9,381	10,932	(1,551)
Other	2,680	2,693	(13)

Total operating expenses – rail segment	119,436	121,181	(1,745)

Realty Operating Expenses – Continuing Operations
Real estate taxes – developed	5,869	5,702	167
Repairs & maintenance – recoverable	1,774	1,495	279
Services, utilities, management costs	9,840	9,093	747

Subtotal – expenses subject to recovery	17,483	16,290	1,193

Realty sales expense	9,177	7,930	1,247
Real estate taxes – undeveloped land	2,918	3,287	(369)
Repairs & maintenance – non-recoverable	895	1,273	(378)
Depreciation & amortization	21,362	18,169	3,193
SG&A – non-recoverable	10,519	6,643	3,876

Subtotal – non-recoverable expenses	44,871	37,302	7,569

Total operating expenses – realty segment	62,354	53,592	8,762

(Prior years results have been reclassified to conform to current year’s presentation.)
(a) Includes intersegment revenues and expenses of $150 and $152 for the years ended December 31, 2001 and 2000, respectively.
(b) EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization.

OTHER MATTERS

Critical Accounting Policies

The Company has reviewed its accounting policies to identify those that are very important to the portrayal of the Company’s financial condition and results, and that require management’s most difficult, subjective or complex judgments (the Critical Accounting Policies). The Company has determined that its accounting policies governing impairment of long-lived assets, income tax provisions, and realty rental revenue recognition may be considered Critical Accounting Policies.

Impairment of Long-lived Assets – The Company reviews the carrying value of its property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset or asset grouping may not be recoverable from the undiscounted future net cash flows expected to be generated over its remaining useful life. Detecting these events or changes in circumstances can be difficult. At December 31, 2002, management had not identified indicators of an impairment of value for any significant asset group of the Company’s. However, events or changes in circumstances could develop or occur that would cause the Company to evaluate the recovery of its long-lived assets and potentially record an impairment, the amount of which could be material. Prior to its sale and during 2002, the Company fully impaired the remaining value ($238.7 million) of EPIK’s long-lived assets. This impairment, along with EPIK’s operating results, is shown in loss from operations of discontinued operations.

Income Tax Provisions — FECI’s net deferred tax liability was $106.7 million at December 31, 2002. Included in this net liability is a tax asset of approximately $49 million (federal and state) associated with net operating loss carry forwards. The net deferred tax liability is estimated based on the expected future tax consequences of items recognized in the financial statements. Management must use judgment when estimating the future timing and deductibility of expenses and loss carry forwards in the Company’s tax returns. A valuation allowance is required to be recorded if management expects that it is more likely than not that its deferred tax assets will not be realized. As of December 31, 2002, FECI has no valuation allowance since it expects to realize its deferred tax assets. This expectation is primarily based upon FECI’s expectation that future operations will be sufficiently profitable to utilize the operating loss carry forwards, as well as the existence of various tax, business and other planning strategies available to the Company. However, the Company cannot guarantee that it will realize this tax asset or that future valuation allowances will not be required. Failure to utilize the tax asset could materially affect the Company’s financial results and financial position.

Revenue Recognition – Realty Rental Revenues — Revenues from realty rentals are primarily contractual base rents from leases of commercial property. The Company recognizes revenues from these base rents evenly over the lease term in accordance with SFAS No. 13, “Accounting for Leases.” SFAS No. 13 requires rental income from an operating lease be recognized on a straight-line basis over the non-cancelable lease term. Accordingly, total contractual minimum lease payments, including scheduled rent increases, are recognized as rental revenue evenly over the lease term. Accrued revenues from contractually scheduled rent increases in excess of amounts currently due amounted to $7.1 million at December 31, 2002, which is reported in other assets. The Company monitors this asset for collection risk and establishes reserves for any amounts deemed not collectible. However, amounts collected in future periods may vary from the Company’s expectations.

Off-Balance Sheet Arrangements

Flagler participates in joint ventures with another realty company. At December 31, 2002, these joint ventures included five completed buildings in Flagler’s Beacon Station and Weston office parks, with a sixth building in the lease-up phase of development. These joint ventures provide for funding requirements from each joint venture partner of one-half of agreed-upon construction costs and one-half of cash requirements, if any, for operating the buildings (including post-construction capital expenditures). At December 31, 2002, there was no debt associated with any of the joint ventures. During 2002, Flagler funded no operating cash requirements. At December 31, 2002, Flagler’s total investment in these joint ventures was $26.3 million. During January 2003, the Company purchased Duke Realty’s 50% interest in three Beacon Station buildings.

The Company and its subsidiaries have entered into operating leases that are disclosed in the next section, “Contractual Obligations and Commercial Commitments.”

Contractual Obligations and Commercial Commitments

Contractual Obligations
Payments due by Period
(dollars in thousands)

		Less
		than 1			After 5
Contractual Cash Obligations	Total	year	2-3 years	4-5 years	years

Long-term debt	296,784	2,641	58,888	6,801	228,454
Capital leases	1,368	766	574	28	—
Operating leases	132,278	6,647	10,883	9,024	105,724
Unconditional purchase obligations	2,202	2,202	—	—	—
Other long-term obligations	310	93	217	—	—
Total contractual cash obligations	432,942	12,349	70,562	15,853	334,178

The Company’s principal operating lease is a lease of certain real property in South Florida. The lease is for 35 years with six 10-year renewals at the Company’s option. Future minimum payments under the lease are $4 million in 2003 and $120 million in total.

Amount of Commitment
Expiration per Period
(dollars in thousands)

	Total	Less
	Amounts	than 1			Over 5
Other Commercial Commitments	Committed	year	2-3 years	4-5 years	years

Lines of credit	—	—	—	—	—
Standby letters of credit	26,191	11,238	4,163	790	10,000
Guarantees	2,891	1,883	942	66	—
Other commercial commitments	12,375	4,875	2,500	2,500	2,500
Total commercial commitments	41,457	17,996	7,605	3,356	12,500

Trading Activities that Include Non-exchange Traded Contracts Accounted for at Fair Value

The Company does not participate in trading of non-exchange traded contracts accounted for at fair value.

Effects of Transactions with Related and Certain Other Parties

The Company does not have transactions with related and certain other parties other than those transactions with Officers and Directors that are described in the Company’s Proxy Statement for the Annual Meeting of the Shareholders.

Environmental Liabilities

The Company is subject to proceedings arising out of environmental laws and regulations, which primarily relate to the disposal and use of fuel and oil used in the transportation business. It is the Company’s policy to accrue and charge against earnings environmental cleanup costs when it is probable that a liability has been incurred and an amount can be reasonably estimated. As assessments and cleanups proceed, these accruals are reviewed and adjusted.

Compliance with the federal, state, and local laws and regulations relating to the protection of the environment has not affected the Company’s capital additions, earnings or competitive position, nor does management anticipate any future problems will adversely affect the Company’s financial situation based upon the information available today.

Environmental expenditures for capital improvements and ongoing operations and maintenance have historically been insignificant to the operations of the Company. Management does not anticipate any material changes in these expenditures. These expenditures are expected to be funded from current operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s primary market risk exposure has historically been interest rate risk primarily related to the Company’s outstanding debt.

The Company maintains a revolving credit facility whose interest rate floats with the current market rate, and the rate the Company pays, approximately 2.18% at December 31, 2002, approximates the Company’s fair market cost of borrowing. The outstanding balance of the revolving credit facility is due on March 31, 2005. The fair value of the Company’s revolving credit agreement is estimated based on current rates available to the Company for debt of the same remaining maturities. At December 31, 2002, the Company considers the carrying value of its revolving credit agreement to be a reasonable estimate of its fair value.

The following table presents the future principal cash flows and weighted-average interest rates expected on the Company’s existing mortgage notes. Fair value has been determined based on current rates available to the Company at December 31, 2002 for similar maturity instruments.

	Expected Maturity Date

(dollars in thousands)	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

Liabilities
Long-term debt:
Fixed rate	2,641	2,838	3,050	3,278	3,523	228,454	243,784	270,800
Average interest rate	7.2%	7.2%	7.2%	7.2%	7.2%	7.2%	7.2%

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors’ Report

The Board of Directors and Shareholders
Florida East Coast Industries, Inc.

We have audited the consolidated balance sheets of Florida East Coast Industries, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule as listed in the accompanying Index on Page 55 of this Report on Form 10-K for the year 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Florida East Coast Industries, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Jacksonville, Florida
February 7, 2003

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2002, 2001 and 2000
(dollars in thousands, except per share amounts)

	Year Ended December 31

	2002	2001	2000

Operating revenues	301,515	247,386	238,813
Operating expenses	(211,895)	(189,230)	(181,666)

Operating profit	89,620	58,156	57,147
Interest income (expense)	(19,104)	(4,726)	2,721
Other income (Note 14)	10,803	9,288	10,951

Income before income taxes	81,319	62,718	70,819
Provision for income taxes (Notes 3 and 7)	(31,308)	(24,147)	(28,379)

Income from continuing operations	50,011	38,571	42,440
DISCONTINUED OPERATIONS (Note 4)
Loss from operation of discontinued operations (net of taxes)	(168,585)	(99,957)	(16,682)
Gain on disposition of discontinued operations (net of taxes)	10,823	—	—

(Loss) from discontinued operations	(157,762)	(99,957)	(16,682)

Net (loss) income	(107,751)	(61,386)	25,758

CASH DIVIDENDS PER SHARE	$0.10	$0.10	$0.10
EARNINGS PER SHARE
Income from continuing operations – basic	$1.37	$1.06	$1.17
Income from continuing operations – diluted	$1.37	$1.05	$1.16
Loss from operation of discontinued operations – basic	$(4.63)	$(2.75)	$(0.46)
Loss from operation of discontinued operations – diluted	$(4.61)	$(2.73)	$(0.46)
Gain on disposition of discontinued operations – basic & diluted	$0.30	—	—

Net income (loss) – basic	$(2.96)	$(1.69)	$0.71
Net income (loss) – diluted	$(2.94)	$(1.68)	$0.70
Average shares outstanding – basic	36,446,427	36,397,353	36,364,867
Average shares outstanding – diluted	36,634,782	36,608,010	36,705,908

(Prior years results have been reclassified to conform to current year’s presentation, including discontinued operations.)

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001
(dollars in thousands)

	2002	2001

Assets
Current Assets:
Cash and cash equivalents (Note 6)	83,872	14,089
Accounts receivable (net) (Note 3)	20,538	31,219
Income tax receivable (Note 7)	74,572	10,105
Materials and supplies	1,710	3,703
Assets held for sale (Note 4)	8,215	7,825
Assets related to discontinued operations (Note 4)	1,194	—
Deferred income taxes (Note 7)	15,400	3,270
Prepaid expenses and other current assets	6,760	11,450

Total current assets	212,261	81,661
Properties, Less Accumulated Depreciation (Note 5)	787,435	1,064,899
Other Assets and Deferred Charges	50,510	54,110

Total Assets	1,050,206	1,200,670

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	30,901	58,202
Short-term debt (Note 15)	2,641	2,457
Accrued casualty and other liabilities (Note 9)	2,047	1,987
Liabilities related to discontinued operations (Note 4)	1,434	—
Other accrued liabilities	12,343	16,746

Total current liabilities	49,366	79,392
Deferred Income Taxes (Note 7)	122,103	103,673
Long-Term Debt (Note 15)	294,143	282,784
Accrued Casualty and Other Liabilities (Note 9)	11,278	50,652
Shareholders’ Equity:
Common Stock: (Notes 2 and 12)	68,888	66,533

Class A common stock, no par value; 50,000,000 shares authorized; 17,827,299 shares issued and 17,028,215 shares outstanding at December 31, 2002, and 17,720,687 shares issued and 16,921,603 shares outstanding at December 31, 2001
Class B common stock, no par value; 100,000,000 shares authorized; 19,609,216 shares issued and outstanding at December 31, 2002 and 2001

Retained earnings	516,937	628,346
Restricted stock deferred compensation	(3,154)	(1,355)
Treasury stock at cost (799,084 shares)	(9,355)	(9,355)

Total shareholders’ equity	573,316	684,169

Total Liabilities and Shareholders’ Equity	1,050,206	1,200,670

(Prior year results have been reclassified to conform to current year’s presentation.)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(dollars in thousands, except per share amounts)

				ACCUMULATED	RESTRICTED
				OTHER	STOCK
	COMMON STOCK		RETAINED	COMPREHENSIVE	DEFERRED	TREASURY
	SHARES	AMOUNT	EARNINGS	INCOME	COMPENSATION	STOCK	TOTAL

Balance at December 31, 1999	37,194,244	64,049	671,269	317	(1,839)	(9,355)	724,441
Class A common stock canceled	(19,609,216)
Class B common stock issued	19,609,216
Comprehensive Income:
Net income	—	—	25,758	—	—	—	—
Net unrealized loss on securities, net of reclassification adjustment	—	—	—	(304)	—	—	—
Total comprehensive income	—	—	—	—	—	—	25,454
Dividends declared on common stock ($.10) per share	—	—	(3,643)	—	—	—	(3,643)
Exercise of stock options	52,484	1,467					1,467
Restricted stock granted, net of amortization (see Note 12)	37,299	246	—	—	139	—	385

Balance at December 31, 2000	37,284,027	65,762	693,384	13	(1,700)	(9,355)	748,104
Comprehensive Income:
Net (loss)	—	—	(61,386)	—	—	—	—
Total comprehensive (loss)	—	—	—	(13)	—	—	(61,399)
Dividends declared on common stock ($.10) per share	—	—	(3,652)	—	—	—	(3,652)
Exercise of stock options	3,334	104					104
Other	(4,203)	(106)					(106)
Restricted stock purchased/granted, net of amortization (see Note 12)	46,745	773	—	—	345	—	1,118

Balance at December 31, 2001	37,329,903	66,533	628,346	—	(1,355)	(9,355)	684,169
Net (loss)			(107,751)				(107,751)
Sale of common stock (ESPP) (Note 12)	3,106	62					62
Dividends declared on common stock ($.10) per share			(3,658)				(3,658)
Restricted stock purchased/granted, net of amortization & forfeitures (see Note 12)	103,506	2,293			(1,799)		494

Balance at December 31, 2002	37,436,515	68,888	516,937	—	(3,154)	(9,355)	573,316

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2002, 2001 and 2000
(dollars in thousands)

	2002	2001	2000

Cash Flows from Operating Activities:
Net income (loss)	(107,751)	(61,386)	25,758
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	59,370	53,468	41,730
Discontinued operations, before tax	256,524	—	—
Non-cash restructuring and impairment charges	—	108,135	—
Gain on disposition of assets	(51,025)	(13,359)	(9,604)
Sales of trading investments	—	—	34,100
Deferred taxes	6,300	(32,345)	1,816
Other	1,941	663	(53)
Changes in operating assets and liabilities:
Accounts receivable	10,681	3,294	(9,383)
Other current assets	8,561	(4,093)	580
Other assets and deferred charges	3,145	(5,787)	(13,360)
Accounts payable	(27,301)	(23,612)	49,934
Income taxes receivable/payable	(64,467)	(14,939)	2,425
Other current liabilities	(1,347)	1,037	1,021
Accrued casualty and other long-term liabilities	(39,374)	6,902	9,544

Net cash generated by operating activities	55,257	17,978	134,508
Cash Flows from Investing Activities:
Purchases of properties	(62,356)	(247,150)	(273,677)
Purchases of investments	—	—	(1,900)
Maturities and redemption of investments	—	14,311	40,404
Payments on sale of EPIK	(19,843)	—	—
Proceeds from disposition of assets	88,778	22,536	17,571

Net cash generated (used in) by investing activities	6,579	(210,303)	(217,602)
Cash Flows from Financing Activities:
Sale of common stock	62	—	—
Proceeds from sale of restricted stock and options exercised	—	453	1,466
Proceeds (payments) of mortgage debt	(2,457)	246,241	—
Net proceeds (payments) of line of credit	14,000	(49,000)	88,000
Debt issuance costs	—	(6,072)	—
Payment of dividends	(3,658)	(3,652)	(3,643)

Net cash provided by financing activities	7,947	187,970	85,823
Net Increase (Decrease) in Cash and Cash Equivalents	69,783	(4,355)	2,729
Cash and Cash Equivalents at Beginning of Year	14,089	18,444	15,715
Cash and Cash Equivalents at End of Year	83,872	14,089	18,444

Supplemental Disclosure of Cash Flow Information:
Cash (received) paid for income taxes	(10,327)	8,880	13,136

Cash paid for interest	18,608	12,157	632

Property contributed to partnerships	—	4,590	5,495

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

1.     Nature of Business

The principal operations of Florida East Coast Industries, Inc. (the Company or FECI) and its subsidiaries primarily relate to the transportation of goods by rail and the development, leasing, management and sale of real estate. The Company’s rail subsidiary, Florida East Coast Railway, L.L.C. (FECR or Railway), operates only within the state of Florida, with approximately 51% of its revenues derived from local moves along the Company’s line. Approximately 46% of the rail segment’s revenues were derived from five of its largest customers, with approximately $31,400,000, $30,500,000 and $29,400,000, 19%, 19% and 18%, in 2002, 2001 and 2000, respectively, generated by one significant customer. The Company’s realty subsidiary, Flagler Development Company (Flagler), presently operates in Florida with business parks in Jacksonville, Orlando and the South Florida markets. Flagler’s operating properties are Class “A” office space and high-quality commercial/industrial facilities.

During 2002, the Company sold its telecommunications subsidiary, EPIK Communications Incorporated (EPIK). Also, the Company discontinued the operations of its trucking subsidiary, Florida Express Carriers, Inc. (FLX). Certain drayage operations with moves to and from FECR’s rail facilities previously managed by FLX are now managed by FECR.

2.     Recapitalization and Majority Stockholder

On October 9, 2000, the St. Joe Company (St. Joe) and FECI completed the recapitalization of FECI, and St. Joe implemented the pro rata spin-off to St. Joe shareholders of St. Joe’s approximately 54% interest in FECI. Under the terms of the recapitalization, which was approved along with certain corporate governance provisions at a special meeting of FECI shareholders on March 8, 2000, St. Joe received a new class of FECI common stock, Class B common stock (NYSE: FLA.b) for each share of FECI common stock it owned. St. Joe then distributed the Class B common stock to its shareholders, after which it no longer has an equity interest in FECI.

All shares of FECI common stock, other than Class B common stock, have been redesignated as FECI Class A common stock. The Class A common stock will continue trading on the NYSE under the symbol FLA. The holders of Class A common stock (and holders of voting preferred stock, if any) are entitled to elect the number of directors which equals 20% of the members of the Board, provided that if 20% is not a whole number, then the Class A shareholders elect the nearest lower whole number. The holders of Class B common stock elect the remaining directors, subject to the voting limitations set forth in the Company’s Amended and Restated Articles of Incorporation. Except with respect to voting rights for the election or removal of Directors, the Class A and Class B common stocks are identical. Terms of the recapitalization, including the shareholders’ agreement, are contained in the Special Shareholders’ Meeting Proxy Statement filed with the Securities and Exchange Commission on February 4, 2000 on Form 14A.

On February 27, 2003, FECI’s Board of Directors authorized and will recommend to shareholders in the definitive Proxy Statement for its 2003 Annual Meeting of Shareholders, the elimination of its dual-class structure by reclassifying its Class A common stock and Class B common stock into a new single class of common stock on a one-for-one basis. The reclassification proposal is subject to the approval of a majority of the outstanding shares of each of the Class A common stock and the Class B common stock voting as separate classes and will be presented at the upcoming Annual Meeting of Shareholders scheduled to be held on May 28, 2003. The reclassification is subject to certain other conditions, including receipt of a private letter ruling from the Internal Revenue Service that the reclassification will not affect the tax-free distribution by The St. Joe Company (NYSE: JOE-News) in October 2000 of the Class B shares to its shareholders. The reclassification is intended to simplify FECI’s capital structure, increase the liquidity and trading efficiencies of the common stock and reduce the administrative costs associated with the dual-class structure.

Alfred I. duPont Testamentary Trust owns 58.5% of the Class B common stock, and the Nemours Foundation owns 10.6% of the Class A and 2.6% of the Class B common stock as of March 6, 2003. The holdings of the Trust, together with the holdings of Class A common stock and Class B common stock held by the Nemours Foundation, together equal 37.6% of the Company’s outstanding common stock as of March 6, 2003.

St. Joe Company and affiliates continue to provide certain real estate services to the Company under existing service agreements, expiring in October 2003. These services include property management, development management and construction coordination and leasing services. Flagler currently expects to assume operational responsibility for these services during 2003. Amounts paid to St. Joe and affiliates for these services in 2002, 2001 and 2000 were:

(dollars in thousands)	2002	2001	2000

Service
Asset management fees	—	—	1,579
Property management fees	2,860	3,305	2,956
Development fees	142	1,597	1,630
Construction coordination fees and leasing commissions	1,679	3,772	2,665
Commissions on real estate sales	363	1,089	657

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

Realty Rental Income: Revenue is recognized upon commencement of rental and lease contracts. The Company uses the straight-line method for recording the revenues over the life of the lease contract.

Bad Debt Reserves

Bad debt reserves are recorded by management based upon the Company’s various businesses’ historical experience of bad debts to sales, analysis of accounts receivable aging, and specific identification of customers in financial distress; i.e., bankruptcy, poor payment record, etc. At December 31, 2002, consolidated bad debt reserve was $2.2 million versus $3.7 million at December 31, 2001.

Materials and Supplies

New materials and supplies are stated principally at average cost which is not in excess of replacement cost. Used materials are stated at an amount which does not exceed estimated realizable value.

Properties

Railway properties are stated at historical cost and are depreciated and amortized on the straight-line method over the estimated useful lives. The Railway uses the mass asset method of accounting for fixed assets. The majority of road properties’ depreciation is based on lives ranging from 10 to 40 years, and equipment properties on lives varying from 3 to 27.5 years. Gains and losses on normal retirements of these items are credited or charged to accumulated depreciation.

Real estate properties are stated at historical cost. Depreciation is computed using the straight-line method over estimated asset lives of 15 years for land improvements and 12 to 40 years for buildings and building improvements. Tenant improvements are depreciated over the term (1-15 years) of the related lease agreement for financial reporting purposes.

The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability is measured by comparison of the carrying amount to the undiscounted net cash flows expected to be generated by the asset (see Note 4).

The Company capitalizes interest during the construction of new facilities (e.g., buildings) and it is amortized over the life of the asset. During 2002 and 2001, $1.9 million and $9.0 million, respectively, of interest was capitalized.

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

Cash and cash equivalents at December 31, 2002 consisted of $70.4 million of property sale proceeds held on deposit for possible use to purchase qualifying property on a tax deferred basis pursuant to Section 1031 of the Internal Revenue Code, and $13.5 million of funds on hand and invested in overnight investments.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes.” Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Future tax benefits, such as net operating loss carry forwards, are recognized to the extent that realization of these benefits is considered to be more likely than not (also see Note 7).

Joint Ventures

At December 31, 2002 and 2001, the Company held certain investments in four realty partnerships for the purpose of developing, leasing and managing real estate with an unaffiliated partner. The Company held an undivided 50% equity ownership interest in each of these joint ventures and, accordingly, recognizes its pro rata share of partnership earnings (loss) each period under the equity method of accounting. The Company’s recorded investment in these joint ventures was $26.3 million and $27.4 million at December 31, 2002 and 2001, respectively, and is recorded in other assets and deferred charges. The joint ventures carried no third party debt during the years ended December 31, 2002 and 2001.

During January 2003, the Company purchased its partner’s 50% interest ($16.1 million) in one of these partnerships representing three Beacon Station buildings.

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

Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), and related interpretations in accounting for stock options. As such, compensation expenses would be recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. Compensation expenses for grants of restricted stock are recognized over the applicable vesting period.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Year Ended December 31

(dollars in thousands, except per share amounts)	2002	2001	2000

Net income (loss) – as reported	(107,751)	(61,386)	25,758
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(4,625)	(4,692)	(5,667)

Pro forma net income (loss)	(112,376)	(66,078)	20,091

Earnings per share:
Earnings per share – as reported	$(2.96)	$(1.69)	$0.71
Earnings per share – pro forma	$(3.08)	$(1.82)	$0.55
Diluted – as reported	$(2.94)	$(1.68)	$0.70
Diluted – pro forma	$(3.05)	$(1.82)	$0.55

Comprehensive Income

SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale securities and is presented in the consolidated statements of shareholders’ equity and comprehensive income. SFAS 130 requires only additional disclosures in the consolidated financial statements. It does not affect the Company’s financial position or results of operations.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

4.     Discontinued Operations

Trucking

During the third quarter of 2002, the Company adopted a plan to discontinue and ceased operations of its regional long-haul trucking operations. The Company largely completed its operational shut down and disposition activities for the trucking operation during the fourth quarter of 2002. At December 31, 2002, the Company was working to wind down the remaining assets and liabilities of FLX and estimates the completion of such during the first quarter of 2003. Based on the latest information available, which could be subject to change during the wind down, management believes these assets and liabilities to be stated at their net realizable value.

Accordingly, the Company reported the results of the trucking operations and the estimated disposition loss as discontinued operations under the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144) and all periods have been restated.

Year Ended
December 31
(dollars in thousands)	2002

Net Assets (Liabilities) of Discontinued Operations
Assets:
Accounts receivable (net)	825
Other current assets	223
Properties, less accumulated depreciation and amortization	101
Other assets and deferred charges	45

Total assets	1,194
Liabilities:
Accounts payable	(1,114)
Other liabilities	(320)

Total liabilities	(1,434)

Net liabilities of discontinued operations	(240)

	Year Ended December 31

(dollars in thousands)	2002	2001	2000

Summary of Operating Results of Discontinued Operations
Trucking revenues	22,525	36,224	31,601
Trucking expenses	(28,688)	(42,483)	(39,752)

Loss before income taxes	(6,163)	(6,259)	(8,151)
Income taxes	2,373	2,410	3,260

Loss from discontinued operations	(3,790)	(3,849)	(4,891)

Loss on disposition of discontinued operations, net of tax of $1,632	(2,607)	—	—

Included in the 2000 operating results of FLX are restructuring charges and other costs, including expenses associated with relocation of FLX’s headquarters from Cincinnati, Ohio, to Jacksonville, Florida, as well as force reductions and severance payments, and the impairment of goodwill associated with the original acquisition of FLX. The total amount of the pretax charges is $5.3 million.

Real Estate

In accordance with SFAS 144, components of Flagler that meet certain criteria have been accounted for as discontinued operations. Therefore, income or loss attributable to the operations and sale of the components classified as discontinued operations are presented in the statement of income as discontinued operations, net of applicable income taxes.

Discontinued operations include the gain on the sale of an industrial warehouse disposed of during 2002, as well as the operations of this property and an office building, which meets the criteria as a held-for-sale property at December 31, 2002. The gain recorded on the 2002 sale of the industrial warehouse was $5.5 million, or $3.4 million, net of applicable taxes of $2.1 million.

Year Ended
December 31
(dollars in thousands)	2002

Net Assets (Liabilities) of Discontinued Operations
Assets:
Assets held for sale	8,215

Net assets of discontinued operations	8,215

	Year Ended December 31

(dollars in thousands)	2002	2001	2000

Summary of Operating Results of Discontinued Operations
Flagler realty rental revenues	3,133	2,276	835
Flagler realty rental expenses	(1,318)	(1,008)	(407)

Income before income taxes	1,815	1,268	428
Income taxes	(699)	(488)	(171)

Income from discontinued operations	1,116	780	257

Gain on disposition of discontinued operations, net of tax of $2,127	3,398	—	—

Telecommunications

FECI completed the sale of its wholly owned telecommunications subsidiary, EPIK, to Odyssey Telecorp, Inc. (Odyssey), a privately held holding company specializing in telecom network assets during the fourth quarter of 2002. The consideration included a cash payment of $500,000, a potential earnout payment of up to $30 million based on EPIK’s future performance, and a warrant to acquire 15% of the outstanding stock of Odyssey. In addition, FECI provided Odyssey with $17 million for Odyssey’s use in connection with EPIK, which FECI treated as a transaction expense. Previous to the completion of the sale, FECI had written down the entire book value of EPIK’s long-lived assets at September 30, 2002, resulting in a carrying value for EPIK of negative $39.1 million. Consequently, FECI recorded a modest accounting gain ($10.0 million after tax) on the sale, even though it has not assigned a material carrying value to the earnout or the warrants. In accordance with SFAS 144, EPIK’s results from operations and the estimated disposition gain have been reported as discontinued operations for all years presented.

	Year Ended December 31

(dollars in thousands)	2002	2001	2000

Summary of Operating Results of Discontinued Operations
EPIK revenues	17,728	11,504	3,393
EPIK expenses	(296,774)	(169,640)	(24,426)

Operating income	(279,046)	(158,136)	(21,033)
Other income	9,272	594	953

Income before income taxes	(269,774)	(157,542)	(20,080)
Income taxes	103,863	60,654	8,032

Loss from discontinued operations	(165,911)	(96,888)	(12,048)

Gain on disposition of discontinued operations, net of tax of $6,280	10,032	—	—

During the year ended December 31, 2001, the Company recorded pretax charges to operating expenses for restructuring and asset impairments of $110.2 million. The charge was comprised of $12.1 million of restructuring expenses and $98.1 million of asset write-downs. The restructuring expenses included $5.3 million in expenses related to terminating the employment of 105 management and other employees and $6.5 million in expenses relating to terminating certain collocation and commercial realty leases.

5.     Properties

     Properties consist of:

(dollars in thousands)	2002	2001

FECR Properties
Road equipment and structures	403,503	384,616
Buildings	8,379	7,341
Equipment	200,270	198,910
Land and land improvements	5,217	5,376
Fiber	3,200	3,200
Construction in progress	592	59

	621,161	599,502
Less accumulated depreciation	250,260	240,141

	370,901	359,361

FLX Properties (discontinued operations in 2002)
Equipment	—	2,641
Buildings	—	57
Construction in progress	—	77

	—	2,775
Less accumulated depreciation	—	1,029

	—	1,746

EPIK Properties* (sold in 2002)
Equipment	—	9,742
Buildings	—	21,012
Land and land improvements	—	257
Network	—	203,747
Construction in progress	—	30,521

	—	265,279
Less accumulated depreciation	—	14,352

	—	250,927

Flagler Properties
Land and land improvements	161,707	175,666
Buildings**	332,086	331,597
Construction in progress	32,113	25,981

	525,906	533,244
Less accumulated depreciation	105,329	86,575

	420,577	446,669

Corporate
Equipment	12,994	12,211
Construction in progress	60	302

	13,054	12,513
Less accumulated depreciation	8,882	6,317

	4,172	6,196

*Included in 2001 amounts are $20.2 million of assets (primarily fiber, uninstalled at the time of the exchange), which were obtained in exchange for the use under long-term agreements of installed dark fiber and collocation space.
**Included in the 2002 amount is $8.2 million for a building held for sale.

Real estate properties, having a net book value of $293.3 million at December 31, 2002 are leased under non-cancelable operating leases with expected aggregate rental revenues of $268.1 million, which are due in years 2003-2007 in the amounts of $51.2, $46.6, $40.3, $32.0 and $24.9 million, respectively, and $73.1 million thereafter.

6.     Investments and Cash and Cash Equivalents

The Company had no investments in securities at December 31, 2002 and 2001.

Cash and cash equivalents at December 31, 2002 consisted of $70.4 million of property sale proceeds held on deposit for possible use to purchase qualifying property on a tax deferred basis pursuant to Section 1031 of the Internal Revenue Code, and $13.5 million of funds on hand and invested in overnight investments.

7.     Income Taxes

Total income taxes for the years ended December 31, 2002, 2001 and 2000 were allocated as follows:

(dollars in thousands)	2002	2001	2000

Income from continuing operations	31,308	24,147	28,379
Loss from operations of discontinued operations	(105,537)	(62,576)	(11,121)
Gain on disposition of discontinued operations	6,775	—	—

	(67,454)	(38,429)	17,258

The components of income tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000 were as follows:

(dollars in thousands)	2002	2001	2000

Current:
Federal	(67,049)	(5,381)	13,039
State	(6,705)	(694)	2,403

	(73,754)	(6,075)	15,442
Deferred:
Federal	5,727	(30,880)	1,681
State	573	(1,474)	135

	6,300	(32,354)	1,816
Income Taxes	(67,454)	(38,429)	17,258

Income tax expense for the period ended December 31, 2000 excludes the tax effect of unrealized gains on available-for-sale securities of $121, which was reported in shareholders’ equity.

Income tax expense (benefit) differed from the amounts computed by applying the statutory federal income tax rate to pretax income as a result of the following:

(dollars in thousands)	2002	2001	2000

Amount computed at statutory federal rate	(61,321)	(34,935)	15,055
Effect of dividends received exclusion and tax-free interest	—	—	(1,206)
Effect of goodwill impairment and amortization exclusion	—	—	1,213
State taxes (net of federal benefit)	(6,231)	(3,526)	1,520
Other (net)	98	32	676

	(67,454)	(38,429)	17,258

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are as follows:

(dollars in thousands)	2002	2001

Deferred Tax Assets:
Allowance for doubtful accounts	1,227	1,421
Accrued casualty and other liabilities	3,792	4,036
Deferred revenue	594	4,038
Fair value adjustment on assets held-for-sale	—	8,470
Restructuring charges	1,415	5,005
Federal NOL tax carry forward	38,014	—
State NOL tax carry forward	11,377	—
Other	4,553	18

Total deferred tax asset	60,972	22,988

Deferred Tax Liabilities:
Properties, principally due to differences in depreciation and impairments	105,897	82,543
Deferred gain on land sales	56,004	32,938
Straight-line rent	3,345	2,026
Other	2,429	5,884

Total deferred tax liabilities	167,675	123,391

Net deferred tax liabilities	106,703	100,403

At December 31, 2002, the Company estimated its net operating loss carry forward for federal and state purposes to be $109 million and $318 million, respectively, both of which expire at the end of 2022. The tax benefits of these items are reflected in the above analysis of Deferred Tax Assets. The Company has not provided any valuation allowance with respect to the assets as it believes their realization is “more likely than not,” given estimates of future taxable income and available tax planning strategies. However, the Company cannot guarantee that it will be able to realize this asset or that future valuation allowances will not be required.

8.     Segment Information

The Company follows Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information” (SFAS 131). SFAS 131 provides guidance for reporting information about operating segments and other geographic information based on a management approach. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Under the provisions of SFAS 131, the Company has two reportable operating segments, all within the same geographic area. These are the railway and realty segments.

The railway segment provides rail freight transportation along the east coast of Florida between Jacksonville and Miami. The realty segment is engaged in the development, leasing, management, operation and selected sale of commercial and industrial property.

The Company’s railway subsidiary generates other income from leases to telecommunications companies for the installation of fiber optic and other facilities on the railroad right-of-way. Also, the railway subsidiary generates revenues and expenses from the rental, leasing, and sale of buildings and properties that are ancillary to the railroad’s operations. These revenues and expenses are included in the realty segment.

The Company’s reportable segments are strategic business units that offer different products and services and they are managed separately.

Information by industry segment:

(dollars in thousands)	2002	2001	2000

OPERATING REVENUES
Railway operations	166,751	160,720	164,844
Realty:
Flagler realty rental and services (a)	60,843	60,758	53,361
Flagler realty sales	32,063	20,233	15,692
Other rental	3,415	3,522	3,253
Other sales	38,552	2,303	1,815

Total realty	134,873	86,816	74,121
Total revenues (segment)	301,624	247,536	238,965
Intersegment revenues	(109)	(150)	(152)

Total revenues (consolidated)	301,515	247,386	238,813
OPERATING PROFIT (LOSS)
Railway operations	42,117	41,284	43,663
Realty	59,066	24,462	20,529
Corporate general & administrative	(11,563)	(7,590)	(7,045)

Segment & consolidated operating profit	89,620	58,156	57,147
Interest expense (net)	(19,104)	(4,726)	2,721
Other income	10,803	9,288	10,951

	(8,301)	4,562	13,672
Income before taxes	81,319	62,718	70,819
Provision for income taxes	(31,308)	(24,147)	(28,379)

Income from continuing operations	50,011	38,571	42,440
DISCONTINUED OPERATIONS
Loss from operation of discontinued operations (net of taxes)	(168,585)	(99,957)	(16,682)
Gain on disposition of discontinued operations (net of taxes)	10,823	—	—

Net (loss) income	(107,751)	(61,386)	25,758

(dollars in thousands)	2002	2001	2000

Identifiable Assets
Transportation – Railway	428,118	386,601	374,471
Transportation – Trucking	1,194	7,966	6,814
Realty	508,522	495,733	461,371
Telecommunications	—	268,906	219,157
Corporate	112,372	41,464	49,725

	1,050,206	1,200,670	1,111,538

Capital Expenditures
Transportation – Railway	29,775	32,576	31,992
Transportation – Trucking (c)	230	1,710	616
Realty	26,694	56,845	61,982
Telecommunications (c)	5,160	155,471	177,544
Corporate	497	548	1,543

	62,356	247,150	273,677

Depreciation & Amortization
Transportation – Railway	17,928	16,573	15,094
Transportation – Trucking (b) (c)	259	340	3,652
Realty	21,907	22,145	18,462
Telecommunications (c)	16,410	11,607	2,383
Corporate	2,866	2,803	2,139

	59,370	53,468	41,730

(a)	Includes intersegment revenues and expenses of $109, $150 and $152 for the years ended December 31, 2002, 2001 and 2000, respectively.
(b)	Includes amortization of goodwill of $-0-, $-0- and $3.5 million for 2002, 2001 and 2000, respectively.
(c)	These amounts are included in discontinued operations as shown on the Consolidated Statements of Income.

9.     Accrued Casualty and Other Liabilities

The Company is the defendant and plaintiff in various lawsuits resulting from its operations. In the opinion of management, appropriate provision has been made in the financial statements for the estimated liability that may result from disposition of such matters. The Company maintains comprehensive liability insurance for bodily injury and property claims, but is self-insured or maintains a significant self-insured retention for these exposures, particularly at FECR. These lawsuits are related to alleged bodily injuries sustained by Railway employees or third parties, employment related matters such as alleged wrongful termination and commercial or contract disputes.

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

FECR is one of several PRPs alleged to have contributed to the environmental contamination at and near the Miami International Airport. The allegations are contained in a lawsuit filed by Miami-Dade County. The Company does not currently possess sufficient information to reasonably estimate the amount of remediation liability, if any, it may have in regard to this matter. While the ultimate results of the claim against FECR cannot be predicted with certainty, based on information presently available, management does not expect that resolution of this matter will have a material adverse effect on the Company’s financial position, liquidity or results of operation.

The Company monitors a small number of sites leased to others or acquired by the Company or its subsidiaries. Based on management’s ongoing review and monitoring of the sites and the ability to seek contribution or indemnification from the PRPs, the Company does not expect to incur material additional costs, if any.

It is difficult to quantify future environmental costs as many issues relate to actions by third parties or changes in environmental regulations. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity or results of operations of the Company.

Included in the gain on sale of EPIK are estimates of certain contingencies (primarily employee severance related) FECI could incur in periods subsequent to 2002. These amounts could be subject to change in subsequent periods. Also, FECI is a guarantor on certain leases (primarily office space) and could be contingently liable if EPIK were to default on the lease obligations. Estimates for these contingencies and guarantees are approximately $5.3 million, of which $2.8 million has been accrued at December 31, 2002.

December 31, 2001 balances for accrued casualty and other liabilities include deferred revenues of $41.8 million, primarily related to EPIK ($35.7 million). No such amounts for EPIK are included in the December 31, 2002 balances.

10.     Retirement Plans

The Company sponsors two 401(k) plans. Contributions are at the employee’s discretion with upper limits of 25% of compensation before taxes, subject to maximum limits imposed by the IRS (generally, $11,000 in 2002), and an additional contribution up to 10% of after-tax compensation, also subject to maximum limits imposed by the IRS. Total contributions in 2002, including the Company’s match if any, were limited by IRS regulations to $40,000.

401(k) Plan for Salaried Employees

The amounts of matching contributions by the Company for this plan covering the years 2002, 2001 and 2000 were approximately $0.6 million, $0.7 million and $0.4 million, respectively. In accordance with the terms of the plan, the Company matched the employee’s contributions $1.00 for $1.00 up to the first $1,200 contributed by the employee in 2002. For employee contributions in excess of $1,200, the Company matched $0.25 for every $1.00 in pretax employee contributions up to the IRS maximum limits.

401(k) Plan for Hourly Wage Employees and/or Employees Covered by Collective Bargaining Agreement

This is a limited contributory plan that was instituted in April 1995.

Pension Plan

The Company adopted a non-funded defined benefit plan covering nine previous officers of the Company in 1998. The benefits are based on years of service and the employee’s compensation during the five years before retirement. The Company curtailed this plan in 1999, causing no additional benefits to accrue to covered officers. At December 31, 2002 and 2001, accrued liabilities related to the contract benefit obligation were $3.6 million and $3.7 million, respectively. The Company incurred benefit cost primarily related to interest of $0.3 million and $0.4 million in 2002 and 2001, respectively.

11.     Comprehensive Income

Comprehensive income (loss) is net income (loss) for the year plus the change in unrealized holding gains (losses) on available-for-sale securities, net of the related income tax benefits and reclassification adjustments. For the years ended December 31, 2002, 2001 and 2000, total comprehensive income (loss) was ($107,751), ($61,399) and $25,454, respectively.

12.     Stock-Based Compensation

The Company has two Stock Incentive Plans: the 1998 Stock Incentive Plan (the Plan) and the 2002 Stock Incentive Plan. These Plans allow the Company to grant employees and directors various stock awards, including stock options, which are granted at exercise prices not less than the fair market value at the date of grant and restricted stock. A maximum of 4.6 million shares was approved to be issued under the Plan, as amended. On December 31, 2002, options for 2,637,048 shares have been granted.

The stock options may be granted over a period not to exceed ten years and generally vest from one to five years from the date of grant. The changes in outstanding options are as follows:

		Weighted-Average Exercise
	Shares under Option	Price Per Share

Balance at December 31, 1999	1,150,972	$30.96

Granted	436,470	$40.19
Exercised	(52,484)	$29.51
Forfeited	(139,730)	$31.82

Balance at December 31, 2000	1,395,228	$33.21

Granted	760,105	$25.06
Exercised	(3,334)	$31.33
Forfeited	(3,500)	$36.82

Balance at December 31, 2001	2,148,499	$30.34

Granted	314,704	$24.38
Forfeited	(36,916)	$34.26

Balance at December 31, 2002	2,426,287	$29.49

Stock options outstanding and exercisable on December 31, 2002 are as follows:

		Weighted-Average	Weighted-Average
Range of Exercise		Exercise Price	Remaining Contractual
Prices Per Share	Shares under Option	Per Share	Life in Years

Outstanding:
$21.15-$29.94	1,660,385	$25.69	5.1
$29.95-$39.75	524,752	$35.15	5.7
$39.76-$48.44	241,150	$43.36	7.5

	2,426,287	$29.49	5.5
Exercisable:
$21.15-$29.94	1,381,478	$26.90	5.4
$29.95-$39.75	461,998	$35.05	5.8
$39.76-$48.44	221,983	$43.41	7.5

	2,065,459	$30.50	5.7

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations in accounting for the Plan and, therefore, no compensation expense has been recognized for stock options issued under the Plan. For companies electing to continue the use of APB 25, SFAS No. 123, “Accounting for Stock-Based Compensation,” requires pro forma disclosures determined through the use of an option-pricing model as if the provisions of SFAS No. 123 had been adopted.

The weighted-average fair value at date of grant for options granted during 2002, 2001 and 2000 was estimated at $7.81, $8.37 and $19.30 per share, respectively. The fair value of the option grants was estimated on the date of the grant using the Black-Scholes’ option-pricing model with the following assumptions:

	Year Ended December 31

	2002	2001	2000

Expected dividend yield	.40%	.37%	.28%
Expected volatility	34%	37%	38%
Risk-free interest rate	4.1%	4.4%	5.0%
Expected term in years	3.8	3.8	6.3

If the Company had adopted the provisions of SFAS No. 123, reported net income and earnings per share would have been as follows:

	Year Ended December 31

	2002	2001	2000

Net income (loss) (in thousands)	(112,376)	(66,078)	20,091
Earnings Per Share:
Basic	$(3.08)	$(1.82)	$0.55
Diluted	$(3.05)	$(1.82)	$0.55

During 2002, 2001 and 2000, the Company also awarded 108,000, 12,300 and 11,500 shares, respectively, of restricted stock under the Plan, with a weighted-average fair value at the date of grant of $24.98, $30.53 and $38.27, respectively, per share. Substantially all of these restricted shares vest ratably over four years of continued employment with performance acceleration features. Compensation expense related to these awards were $839,000, $663,000 and $304,000 for 2002, 2001 and 2000, respectively.

In May of 2002, the Company’s shareholders adopted the Florida East Coast Industries, Inc.’s Employee Stock Purchase Plan (ESPP) with an effective date of July 1, 2002. The purpose of the Purchase Plan is to provide eligible employees with an opportunity to acquire a proprietary interest in the Company through the purchase of its Class A Common Stock. The Purchase Plan is an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code. Any employee of the Company or a designated subsidiary of the Company (including officers and any directors who are also employees) whose customary employment is at least 20 hours per week and more than five months in any calendar year will be eligible to participate in the Purchase Plan for any Offering Period. Offering Period means each calendar quarter of the year. All eligible employees who elect to participate in the Purchase Plan will authorize the Company to make payroll deductions of a specified fixed dollar amount or whole percentage from 1% to 10% of the employee’s compensation as defined in the Purchase Plan. As of the last day of each Offering Period, the amounts withheld for a participant in the Purchase Plan will be used to purchase shares of Common Stock of the Company. The purchase price of each share will be equal to 85% of the lesser of the Fair Market Value of a share of Common Stock on either the first or last day of the Offering Period.

13.     Quarterly Financial Data (Unaudited)

(dollars in thousands, except per share amounts)	2002

	Dec. 31	Sept. 30	June 30	Mar. 31

Operating revenues	122,309	58,124	61,533	59,549
Operating expenses	67,015	48,349	48,877	47,654
Net interest income (expense)	(4,239)	(5,048)	(5,100)	(4,717)
Other income	2,317	1,748	2,897	3,841
Net income from continuing operations	32,846	3,974	6,414	6,777
Income (loss) from discontinued operations (net of taxes)	5,235	(151,357)	(4,447)	(7,193)
Net income (loss)	38,081	(147,383)	1,967	(416)
Diluted net income per share – continuing	$0.90	$0.11	$0.17	$0.19
Diluted net income (loss) per share – discontinued	$0.14	$(4.13)	$(0.12)	$(0.20)
Diluted net income (loss) per share	$1.04	$(4.02)	$0.05	$(0.01)

	2001

	Dec. 31	Sept. 30	June 30	Mar. 31

Operating revenues	61,172	61,394	67,514	57,306
Operating expenses	47,763	46,939	50,232	44,296
Net interest income (expense)	(3,766)	(1,321)	502	(141)
Other income	2,849	1,992	2,249	2,198
Net income from continuing operations	7,810	9,321	12,218	9,222
Income (loss) from discontinued operations (net of taxes)	(76,898)	(7,353)	(9,354)	(6,352)
Net income (loss)	(69,088)	1,968	2,864	2,870
Diluted net income per share – continuing	$0.21	$0.25	$0.33	$0.26
Diluted net income (loss) per share – discontinued	$(2.10)	$(0.20)	$(0.25)	$(0.18)
Diluted net income (loss) per share	$(1.89)	$0.05	$0.08	$0.08

14.     Other Income

(dollars in thousands)	2002	2001	2000

Dividend income	—	—	2,581
Pipe & wire crossings/signboards	4,565	2,265	1,577
Fiber lease income	6,179	6,514	6,793
Other (net)	59	509	—

	10,803	9,288	10,951

15.     Debt and Other Commitments

In September 2001, Flagler issued $87 million of mortgage notes due October 1, 2008. At December 31, 2002, approximately $86 million was outstanding on these notes. The notes are collateralized by buildings and properties having a carrying value at December 31, 2002 of approximately $88.6 million, net of accumulated depreciation of $28.2 million. Blended interest and principal repayments on the notes are payable monthly based on a fixed 6.95% weighted-average interest rate on the outstanding principal amount of the mortgage notes and a thirty-year amortization period. The net proceeds were used to repay existing indebtedness under the Company’s revolving credit facility.

In June 2001, Flagler issued $160 million of mortgage notes due July 2011. At December 31, 2002, approximately $157.8 million was outstanding on these notes. The notes are collateralized by buildings and properties having a carrying value at December 31, 2002 of approximately $133.7 million, net of accumulated depreciation of $58.4 million. Blended interest and principal repayments on the notes are payable monthly based on a fixed 7.39% weighted-average interest rate on the outstanding principal amount of the mortgage notes and a thirty-year amortization period. The net proceeds were used to repay existing indebtedness under the Company’s revolving credit facility.

The fair value of the Company’s mortgage notes is estimated based on current rates available to the Company for debt of the same remaining maturities. At December 31, 2002, the Company considers the estimated fair market value of the mortgage notes to be $270.8 million.

Annual maturities of long-term debt at December 31, 2002, excluding outstanding borrowings under the Company’s revolving credit agreement ($53 million at December 31, 2002), are as follows:

Year	Amount

2003	$2,641,000
2004	2,838,000
2005	3,050,000
2006	3,278,000
2007	3,523,000
Thereafter	$228,454,000

At December 31, 2002, the Company had a $300 million revolving credit agreement with certain financial institutions, for which the Company presently pays (quarterly) commitment fees, as applicable under the agreement, at a range of 20-50 basis points. The borrowings under the credit agreement are secured by the capital securities of FECR and FLX. The Company’s revolving credit agreement contains various covenants which, among other things, require the maintenance of certain financial ratios related to fixed charge coverage and maximum leverage; establish minimum levels of net worth; establish limitations on indebtedness, certain types of payments, including dividends, liens and investments; and limit the use of proceeds of asset sales. Some of the above covenants provide specific exclusion of EPIK’s financial results, as well as exclusion of certain financing and investing activities at Flagler. Borrowings under the credit agreement bear interest at variable rates linked to the LIBOR Index. Interest on borrowings is due and payable on the “rollover date” for each draw. Outstanding borrowings can be paid at any time by the borrower, or at the conclusion of the facility’s term. On February 7, 2003, the Company extended its revolving bank credit facility for an additional year to March 31, 2005. In tandem with the extension, the Company and its banks made amendments to the facility that included a reduction in the aggregate amount of the commitments from $300 million to $200 million, the elimination of the Global Debt to EBITDA covenant, which included the results of EPIK, an increase in the stock repurchase and special dividend limit to $150 million (which may be increased in 2004 to $200 million if certain financial ratio tests are met), an increase in the non-recourse mortgage financing limit from $250 million to $325 million, and other miscellaneous modifications. At December 31, 2002, there were $53 million of direct borrowings outstanding under the facility at an average interest rate of approximately 2.18%. Such borrowings would be payable in year 2005 unless the agreement is again extended. The fair market value of the Company’s revolving credit agreement is estimated based on current rates available to the Company for debt of the same remaining maturities. At December 31, 2002, the Company considers the carrying value to be a reasonable estimation of its fair value.

The Company is obligated under several non-cancelable operating leases covering its facilities and equipment. The lease terms are from four to thirty years. Future minimum payments under the leases are as follows:

Year	Amount

2003	$6,647,000
2004	5,905,000
2005	4,978,000
2006	4,511,000
2007	4,513,000
Thereafter	$105,724,000

At December 31, 2002, the Company had commitments for letters of credit outstanding in the amount of $26.2 million, primarily as collateral on certain real estate properties.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions “Election of Directors-Nominees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Employment Agreements,” in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the Proxy Statement), containing the information required by this Item 10 is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

The information set forth under the captions “Compensation Committee Report,” “Compensation of Executive Officers,” “Option Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values,” “Executive Employment Agreements,” “Change in Control Agreements,” “Compensation of Directors,” and “Performance Graph” in the Proxy Statement contains the information required in this Item 11 and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement contains the information required in this Item 12 and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement contains the information required in this Item 13 and is incorporated herein by reference.

ITEM 14.   CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

As of March 11, 2003, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 11, 2003.

(b)  Changes in Internal Controls

There have not been any significant changes in the Company’s internal controls or in the other factors that could significantly affect those controls subsequent to the date of the evaluation.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.      Financial Statements

The financial statements and schedules listed in the accompanying Index to Financial Statements and Financial Statement Schedule are filed as part of this Report.

2. Exhibits

The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Report.

(b)  Reports on Form 8-K

1.	The Registrant furnished information under Item 9 on Form 8-K on November 6, 2002, reporting information the Registrant elected to disclose through Form 8-K pursuant to Regulation FD. The information advised that the Registrant had written down the entire book value of the long-lived assets of its telecommunications subsidiary, EPIK Communicated Incorporated, and that it was seeking to exit the telecommunications business.

2.	The Registrant furnished information under Item 9 on Form 8-K on November 6, 2002, reporting information the Registrant elected to disclose through Form 8-K pursuant to Regulation FD. The information advised that Mr. Robert W. Anestis, Chief Executive Officer and Mr. Richard G. Smith, Chief Financial Officer, Florida East Coast Industries, Inc., had made certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which accompanied FECI’s quarterly report on Form 10-Q for the period ended September 30, 2002.

3.	The Registrant furnished information under Item 9 on Form 8-K on December 9, 2002, reporting information the Registrant elected to disclose through Form 8-K pursuant to Regulation FD. The information concerned presentations to be made by Mr. Robert W. Anestis, Chief Executive Officer and President of Florida East Coast Industries, Inc., to various investors at locations in New York City on December 9 and 10, 2002.

4.	The Registrant filed information under Item 2 and Item 7 on Form 8-K on December 17, 2002, concerning the sale of all of the stock of EPIK Communications Incorporated on December 3, 2002 to Odyssey Telecorp, Inc.

FLORIDA EAST COAST INDUSTRIES, INC.

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE
[ITEM 14(a)]

Reference
Form 10-K
Page Nos.

Consolidated Statements of Income for each of the three years ended December 31, 2002	33
Consolidated Balance Sheets at December 31, 2002 and 2001	34
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for each of the three years in the period ended December 31, 2002	35
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002	36
Notes to Consolidated Condensed Financial Statements	37-52
Independent Auditors’ Report	32
Financial Statement Schedule:
III-Real Estate and Accumulated Depreciation	63-64

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

Financial statements and schedules of FECI (not consolidated) are omitted since it is primarily a holding company and all subsidiaries included in the consolidated financial statements being filed, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the Company or its consolidated subsidiaries in amounts which together exceed 5% of the total assets as shown by the consolidated balance sheet at the end of any year covered by this Report.

FLORIDA EAST COAST INDUSTRIES, INC.

INDEX TO EXHIBITS
(ITEM 13[a] 3.)

PAGE
S-K ITEM 601	DOCUMENTS	NUMBERS

(3) (i)	Amended and Restated Articles of Incorporation	*

(3) (ii)	Amended and Restated By-Laws	*

(4)	Stock Purchase Rights	#

(10) (a)	Employment Agreement, Change in Control Agreement, Basic Stock Option Agreement and Restricted Stock Agreement dated December 11, 2001, with a commencement date of January 2, 2002, between FECI and Bradley D. Lehan

(10) (b)	Credit and Pledge Agreements dated March 22, 2001, as amended, between Florida East Coast Industries, Inc., Bank of America, N.A., Wachovia Bank (formerly First Union National Bank) and SunTrust Bank	**

(10) (c)	Distribution and Recapitalization Agreement	##

(10) (d)	Shareholders’ Agreement dated as of October 26, 1999 among Alfred I. duPont Testamentary Trust, Nemours Foundation and Florida East Coast Industries, Inc.	###

(10) (e)	Various Promissory Notes and Mortgage Security Agreements dated June 28, 2001 and September 27, 2001, covering certain Flagler buildings at various office parks	***

(10) (f)	FECI 1998 Stock Incentive Plan document	****

(10) (g)	Representative “Change in Control Agreement” between FECI and certain FECI Executive Officers	*****

(10) h	EPIK Stock Purchase and Sale Agreement dated December 3, 2002, between FECI and Odyssey Telecorp, Inc.	####

(10) i	2002 Stock Incentive Plan	@

(10) j	FECI 2002 Employee Stock Purchase Plan	@@

(20)	Shareholders’ letters dated October 9, 2000, with attached Summary of Rights Plan-Term Sheet	**

(21)	Subsidiaries of Florida East Coast Industries, Inc.	61

(23)	Independent Auditors’ Consent Letter	65

(24)	Power of Attorney	62

*Amended and Restated Articles of Incorporation and Amended and Restated By-Laws of the Registrant, incorporated by reference to Appendices D and E, respectively, to the definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on February 4, 2000 (Registration No. 001-08728).

**These documents filed on Form 10-K with the Securities and Exchange Commission on March 30, 2001, March 26, 2002 and March 13, 2003.

***These documents filed on Form 10-Q with the Securities and Exchange Commission on August 14, 2001 and November 8, 2001.

****These documents filed on Form 10-K with the Securities and Exchange Commission on March 26, 2002.

*****This document filed on Form 10-Q with the Securities and Exchange Commission on November 8, 2001.

#Stock Purchase Rights and Rights Agreement, incorporated by reference to Exhibit 1 to Florida East Coast Industries, Inc.’s Registration Statement on Form 8A, filed with the Securities and Exchange Commission on October 4, 2000.

##Distribution and Recapitalization Agreement, incorporated by reference to Appendix A to the definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on February 4, 2000 (Registration No. 001-08728).

###Shareholders’ Agreement, incorporated by reference to Appendix C to the definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on February 4, 2000 (Registration No. 001-08728).

####This document filed on Form 8-K with the Securities and Exchange Commission on December 17, 2002.

@2002 Stock Incentive Plan was filed on Form S-8 with the Securities and Exchange Commission on June 21, 2002 (Registration No. 333-90894).

@@FECI’s Employee Stock Purchase Plan was filed on Form S-8 with the Securities and Exchange Commission on June 21, 2002 (Registration No. 333-90896).

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 7, 2003.

FLORIDA EAST COAST INDUSTRIES, INC

(Registrant)

/s/ Richard G. Smith
Richard G. Smith, Executive Vice President and Chief Financial Officer

/s/ Mark A. Leininger
Mark A. Leininger Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

R.W. Anestis*	Heidi J. Eddins*

R.W. Anestis, Chairman, President, Chief	Heidi J. Eddins, Executive Vice President, General
Executive Officer and Director	Counsel and Secretary

R.S. Ellwood*	J.N. Fairbanks*

R.S. Ellwood, Director	J.N. Fairbanks, Director

D.M. Foster*	A.C. Harper*

D.M. Foster, Director	A.C. Harper, Director

A. Henriques*	G.H. Lamphere*

A. Henriques, Director	G.H. Lamphere, Director

J. Nemec*	H.H. Peyton*

J. Nemec, Director	H.H. Peyton, Director

W.L. Thornton* W.L. Thornton, Director

Date: March 7, 2003

*Such signature has been affixed pursuant to Power of Attorney.

CERTIFICATIONS

I, Robert W. Anestis, certify that:

1. I have reviewed this Annual Report on Form 10-K of Florida East Coast Industries, Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared.

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c) Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the Audit Committee of registrant’s Board of Directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	3-11-03	By:	/s/ Robert W. Anestis
Robert W. Anestis, Chief Executive Officer

I, Richard G. Smith, certify that:

1. I have reviewed this Annual Report on Form 10-K of Florida East Coast Industries, Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared.

b. Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c. Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the Audit Committee of registrant’s Board of Directors (or persons performing the equivalent functions):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	3-11-03	By:	/s/ Richard G. Smith
Richard G. Smith, Executive Vice President and Chief Financial Officer

FLORIDA EAST COAST INDUSTRIES, INC.
SCHEDULE III (CONSOLIDATED) – REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2002, 2001 and 2000
(dollars in thousands)

	Initial Cost to Company		Carried at Close of Period
								Depreciable
		Costs						Life Used in
		Capitalized					Date	Calculation in
		Subsequent	Land & Land	Buildings and		Accumulated	Capitalized	Latest Income
Description	Land	to Acquisition	Improvements	Improvements	Total	Depreciation	or Acquired	Statement

Duval County
Office Building	8,178	104,326	17,892	94,612	112,504	29,878	1985	3 to 40 years
Office/Showroom/Warehouses	1,623	41,708	5,974	37,357	43,331	15,960	1987	3 to 40 years
Office/Warehouses	1,806	9,981	3,834	7,953	11,787	3,007	1994	3 to 40 years
Front Load Warehouse	25	3,074	347	2,752	3,099	738	1998	3 to 40 years
Rail Warehouse	23	3,198	326	2,895	3,221	674	1998	3 to 40 years
Land w/ Infrastructure	8,609	20,367	15,034	13,942	28,976	3,161	various	3 to 40 years
Unimproved Land & Misc. Assets	12,970	25	12,995	—	12,995	—	1998	3 to 40 years
St. Johns County
Unimproved Land	3,805	286	4,065	26	4,091	14	various	15 years
Flagler County
Unimproved Land	18	17	35	—	35	3	various	15 years
Volusia County
Unimproved Land	1,059	9	1,068	—	1,068	1	various	15 years
Brevard County
Unimproved Land	6,795	56	6,851	—	6,851	—	various	15 years
St. Lucie County
Unimproved Land	636	—	636	—	636	—	various	15 years
Martin County
Land w/ Infrastructure	2,093	1,019	3,112	—	3,112	426	various	15 years
Unimproved Land	1	—	1	—	1	—	various	15 years
Okeechobee County
Unimproved Land	2	—	2	—	2	—	various	15 years
Putnam County
Unimproved Land	2	—	2	—	2	—	various	15 years
Palm Beach County
Unimproved Land	171	—	171	—	171	—	various	15 years
Broward County
Office Warehouse	26	2,796	26	2,796	2,822	81	various	3 to 40 years
Land w/ Infrastructure	1,289	—	1,289	—	1,289	—	1992	3 to 40 years
Unimproved Land	8,495	—	8,495	—	8,495	—	various	3 to 40 years

FLORIDA EAST COAST INDUSTRIES, INC.
SCHEDULE III (CONSOLIDATED) – REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2002, 2001 and 2000
(dollars in thousands)

	Initial Cost to Company		Carried at Close of Period
								Depreciable
		Costs						Life Used in
		Capitalized					Date	Calculation in
		Subsequent	Land & Land	Buildings and		Accumulated	Capitalized	Latest Income
Description	Land	to Acquisition	Improvements	Improvements	Total	Depreciation	or Acquired	Statement

Dade County
Double Front Load Warehouse	972	6,382	2,074	5,280	7,354	2,484	1993	3 to 40 years
Rail Warehouses	1,854	12,673	3,927	10,600	14,527	4,948	1988	3 to 40 years
Office/Showroom/Warehouses	2,328	18,684	5,788	15,224	21,012	8,074	1988	3 to 40 years
Office Building	655	8,493	655	8,493	9,148	1,118	2000	3 to 40 years
Office/Warehouses	3,832	29,251	7,383	25,700	33,083	8,838	1990	3 to 40 years
Front Load Warehouses	4,092	23,629	8,765	18,956	27,721	8,720	1991	3 to 40 years
Office/Service Center	344	2,952	873	2,423	3,296	952	1994	3 to 40 years
Transit (Retail) Warehouse	439	4,998	439	4,998	5,437	834	various	3 to 40 years
Land w/ Infrastructure	13,608	1,501	14,353	756	15,109	1,039	various	3 to 40 years
Unimproved Land & Misc. Assets	13,322	5	13,327	—	13,327	3	various	3 to 40 years
Orange County
Office Building	5,082	57,895	5,421	57,556	62,977	9,634	1998	3 to 40 years
Office/Showroom/Warehouses	2,700	19,148	2,880	18,968	21,848	4,496	1998	3 to 40 years
Land w/ Infrastructure	1,710	354	1,956	108	2,064	131	1995	3 to 40 years
Unimproved Land & Misc. Assets	16,928	—	16,928	—	16,928	—	1999	3 to 40 years

TOTALS	125,492	372,827	166,924	331,395	498,319	105,214

Notes:
(A)  The aggregate cost of real estate owned at December 31, 2002 for federal income tax purposes is approximately $495,697. This amount includes reinvested gains of $70.7 million.
(B) Reconciliation of real estate owned (dollars in thousands):

	2002	2001	2000

Balance at beginning of year	519,775	477,299	427,448
Amounts capitalized	19,620	55,955	64,633
Amounts retired or adjusted	(41,076)	(13,479)	(14,782)

Balance at close of period	498,319	519,775	477,299

(C) Reconciliation of accumulated depreciation (dollars in thousands):

Balance at beginning of year	86,848	68,647	52,770
Depreciation expense	19,872	19,670	16,028
Amounts retired or adjusted	(1,506)	(1,469)	(151)

Balance at close of period	105,214	86,848	68,647

(D)  Certain amounts shown in Schedule III have been reclassified to conform to 2002’s presentation.