Form 10-K/A
period 2002-12-31
FLORIDA EAST COAST INDUSTRIES INC
filed 2003-04-21
CIK 740796

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended DECEMBER 31, 2002
                                             -----------------
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to______

                          COMMISSION FILE NO. 001-08728
                                              ---------

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

Indicate by check mark if the disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES (X) NO ( )

Based on the closing prices on June 30, 2002, the aggregate market values of the Class A and Class B common stock held by non-affiliates of the Registrant were approximately $377 million and $181 million, respectively, and $558 million in total.

The number of shares of the Registrant's Class A common stock, no par value, outstanding is 17,035,511 shares and 799,084 shares of treasury stock, and the number of Class B shares, no par value, outstanding is 19,609,216 shares at March 6, 2003, with no shares of treasury stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2003 (the Proxy Statement) are incorporated in Part III of this Report by reference.

                                EXPLANATORY NOTE



This Amendment No. 1 to the Annual Report on Form 10-K of Florida East Coast Industries, Inc. (the Company) amends and restates Item 15(a) for the sole purpose of including Schedule II - Valuation Reserves, which is being filed herewith. The index to Financial Statements and Financial Statement Schedules and the index to Exhibits are also amended and restated to reflect the inclusion of Schedule II - Valuation Reserves. This Amendment No. 1 also amends Item 8 only to the extent, and for the sole purpose of, amending the Report of Independent Accountants of KPMG LLP to make reference to the additional financial statement schedule.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



Independent Auditors' Report



The Board of Directors and Shareholders
Florida East Coast Industries, Inc.

We have audited the consolidated balance sheets of Florida East Coast Industries, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedules as listed in the accompanying Index on Page 55 of this Report on Form 10-K for the year 2002. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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


                                              /s/ KPMG LLP

                                              KPMG LLP





Jacksonville, Florida
February 7, 2003

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                                   ITEM 15[a]

                                                                       Reference
                                                                       Form 10-K
                                                                       Page Nos.
                                                                       ---------


Consolidated Statements of Income for each of the
three years ended December 31, 2002                                       33

Consolidated Balance Sheets at December 31, 2002 and 2001                 34

Consolidated Statements of Changes in Shareholders' Equity
and Comprehensive Income for each of the three years in the
period ended December 31, 2002                                            35

Consolidated Statements of Cash Flows for each of the
three years in the period ended December 31, 2002                         36

Notes to Consolidated Condensed Financial Statements                      37-52

Independent Auditors' Report                                              32

Financial Statement Schedule:
 III-Real Estate and Accumulated Depreciation                             63-64
 II-Valuation Reserves                                                    65

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 18, 2003.

FLORIDA EAST COAST INDUSTRIES, INC.
           (Registrant)

/s/ Richard G. Smith
------------------------------------------
Richard G. Smith, Executive Vice President
  and Chief Financial Officer


/s/ Mark A. Leininger
------------------------------------------
Mark A. Leininger
Vice President and Controller

                       FLORIDA EAST COAST INDUSTRIES, INC.

                                INDEX TO EXHIBITS
                                  (ITEM 15[a])


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

(10) (f)      FECI 1998 Stock Incentive Plan document                      ****

(10) (g)      Representative "Change in Control Agreement" between
              FECI and certain FECI Executive Officers                    *****

(10) (h)      EPIK Stock Purchase and Sale Agreement dated December 3,
              2002, between FECI and Odyssey Telecorp, Inc.                ####

(10) (i)      2002 Stock Incentive Plan                                       @

(10) (j)      FECI 2002 Employee Stock Purchase Plan                         @@

(20)          Shareholders' letters dated October 9, 2000, with
              attached Summary of Rights Plan-Term Sheet                     **

(21)          Subsidiaries of Florida East Coast Industries, Inc.            61

(23)          Independent Auditors' Consent Letter                           66

(24)          Power of Attorney                                              62

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

####This document filed on Form 8-K with the Securities and Exchange Commission on December 17, 2002.

@2002 Stock Incentive Plan was filed on Form S-8 with the Securities and Exchange Commission on June 21, 2002 (Registration No. 333-90894).

@@FECI's Employee Stock Purchase Plan was filed on Form S-8 with the Securities and Exchange Commission on June 21, 2002 (Registration No. 333-90896).

                                 CERTIFICATIONS

I, Robert W. Anestis, certify that:

         1. I have reviewed this annual report on Form 10-K/A of Florida East Coast Industries, Inc.;

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

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's Board of Directors (or persons performing the equivalent functions):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Dated: 4-18-03           By: /s/ Robert W. Anestis
                -------               ------------------------------------------
                                      Robert W. Anestis, Chief Executive Officer

I, Richard G. Smith, certify that:

         1. I have reviewed this annual report on Form 10-K/A of Florida East Coast Industries, Inc.;

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

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's Board of Directors (or persons performing the equivalent functions):

                  a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Dated: 4-18-03           By: /s/ Richard G. Smith
                -------               ------------------------------------------
                                      Richard G. Smith, Executive Vice President
                                              and Chief Financial Officer

                        SCHEDULE II - VALUATION RESERVES



                       FLORIDA EAST COAST INDUSTRIES, INC.
                    YEARS ENDED DECEMBER 31, 2002, 2001, 2000
                                 (IN THOUSANDS)


                      BALANCE AT  CHARGED TO  CHARGED TO              BALANCE AT
                      BEGINNING   COSTS AND     OTHER     DEDUCTIONS-   END OF
    DESCRIPTION       OF PERIOD    EXPENSES    ACCOUNTS   WRITE-OFFS    PERIOD
    -----------       ----------  ----------  ----------  ----------- ----------
2002 Bad Debt Reserve   $3,708     $   274        -        ($ 1,793)    $2,189
2001 Bad Debt Reserve   $1,596     $12,225        -        ($10,113)    $3,708
2000 Bad Debt Reserve   $1,121     $ 1,015        -        ($   540)    $1,596

Of the $12.2 million charged to costs and expenses in 2001, $1.1 million related to the Company's continuing operations and $11.1 million related to discontinued operations ($9.9 million of which related to the Company's former telecommunications business, resulting primarily from financial distress among telecommunications customers). Of the $10.1 million of write-offs in 2001, $0.7 million related to continuing operations and $9.4 million to discontinued operations (primarily telecommunications) and of the $1.8 million of write-offs in 2002, $0.4 million related to continuing operations and $1.4 million to discontinued operations (primarily telecommunications).