Form 10-Q
period 2003-03-31
FLORIDA EAST COAST INDUSTRIES INC
filed 2003-04-23
CIK 740796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Registrant’s telephone number, including area code - (904) 829-3421

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO (  )

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES (X) NO (  )

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 31, 2003

Class A Common Stock-no par value Class B Common Stock-no par value	17,035,511 shares 19,609,216 shares

FLORIDA EAST COAST INDUSTRIES, INC.

Page Numbers

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets - March 31, 2003 and December 31, 2002	2
Consolidated Statements of Income - Quarters Ended March 31, 2003 and 2002	3
Consolidated Statements of Cash Flows - Quarters Ended March 31, 2003 and 2002	4
Notes to Consolidated Financial Statements	5-12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Comparison of First Quarter 2003 versus First Quarter 2002	13-16
Changes in Financial Condition, Liquidity and Capital Resources	16-17
Other Matters	17-18
Item 3. Quantitative and Qualitative Disclosures about Market Risk	18
Item 4. Controls and Procedures	18
PART II
OTHER INFORMATION
Item 1. Legal Proceedings	19
Item 5. Other Information	19-20
Item 6. Exhibits and Reports on Form 8-K	20

FLORIDA EAST COAST INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31	December 31
	2003	2002

	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	26,849	83,872
Accounts receivable (net)	23,108	20,538
Income tax receivable	74,572	74,572
Materials and supplies	3,850	1,710
Assets related to discontinued operations (Note 3)	1,310	2,224
Land held for sale (Note 10)	3,884	—
Deferred income taxes	15,400	15,400
Other current assets	7,669	6,760

Total current assets	156,642	205,076
Properties, Less Accumulated Depreciation	815,948	795,650
Other Assets and Deferred Charges	44,879	50,510

Total Assets	1,017,469	1,051,236

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	24,730	30,901
Short-term debt (Note 8)	2,689	2,641
Accrued casualty and other liabilities	2,135	2,047
Liabilities related to discontinued operations (Note 3)	1,847	2,464
Other accrued liabilities	18,621	12,343

Total current liabilities	50,022	50,396
Deferred Income Taxes	126,577	122,103
Long-Term Debt, net of current portion (Note 8)	249,452	294,143
Accrued Casualty and Other Liabilities	10,799	11,278
Shareholders’ Equity:
Common Stock:
Class A common stock; no par value; 50,000,000 shares authorized; 17,834,595 shares issued and 17,035,511 shares outstanding at March 31, 2003, and 17,827,299 shares issued and 17,028,215 shares outstanding at December 31, 2002 Class B common stock; no par value; 100,000,000 shares authorized; 19,609,216 shares issued and outstanding at March 31, 2003 and December 31, 2002	69,510	68,888
Retained earnings	522,938	516,937
Restricted stock deferred compensation	(2,474)	(3,154)
Treasury stock at cost (799,084 shares)	(9,355)	(9,355)

Total shareholders’ equity	580,619	573,316

Total Liabilities and Shareholders’ Equity	1,017,469	1,051,236

(Prior year’s results have been reclassified to conform to current year’s presentation.)

See accompanying notes to unaudited condensed consolidated financial statements.

FLORIDA EAST COAST INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)
(unaudited)

	Quarters Ended March 31

	2003	2002

Operating revenues	76,265	59,968
Operating expenses	(63,018)	(47,837)

Operating profit	13,247	12,131
Interest income	157	74
Other income (Note 7)	2,251	3,841
Interest expense	(4,297)	(4,791)

	(1,889)	(876)
Income before income taxes	11,358	11,255
Provision for income taxes	(4,373)	(4,333)

Income from continuing operations	6,985	6,922
DISCONTINUED OPERATIONS (Note 3)
Income (loss) from operation of discontinued operations (net of taxes)	119	(7,338)
Loss on disposition of discontinued operations (net of taxes)	(187)	—

Loss from discontinued operations	(68)	(7,338)
Net income (loss)	6,917	(416)

EARNINGS PER SHARE
Income from continuing operations - basic and diluted	0.19	0.19
Loss from operation of discontinued operations – basic and diluted	—	(0.20)
Loss on disposition of discontinued operations - basic and diluted	—	—

Net income (loss) - basic and diluted	0.19	(0.01)
Average shares outstanding – basic	36,487,969	36,439,329
Average shares outstanding – diluted	36,696,988	36,588,932

(Prior year’s results have been reclassified to conform to current year’s presentation, including discontinued operations.)

See accompanying notes to unaudited condensed consolidated financial statements.

FLORIDA EAST COAST INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)
(unaudited)

	Quarters Ended March 31

	2003	2002

Cash Flows from Operating Activities:
Net income (loss)	6,917	(416)
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	11,860	16,410
Gain on sales and other disposition of properties	(6,264)	(1,973)
Other	681	138
Deferred taxes	4,474	(589)

	17,668	13,570
Changes in operating assets and liabilities:
Accounts receivable	(1,758)	(1,034)
Other current assets	(3,571)	(628)
Other assets and deferred charges	(3,147)	1,787
Accounts payable	(6,695)	(12,463)
Income taxes receivable/payable	—	2,542
Other current liabilities	6,222	3,688
Accrued casualty and other long-term liabilities	(357)	(1,556)

	(9,306)	(7,664)
Net cash generated by operating activities	8,362	5,906
Cash Flows from Investing Activities:
Purchases of properties	(35,302)	(14,101)
Proceeds from disposition of assets	14,897	3,116

Net cash used in investing activities	(20,405)	(10,985)
Cash Flows from Financing Activities:
Proceeds from exercise of options	640	—
Purchase of common stock	(61)	(46)
Payments of mortgage debt	(643)	(598)
Net payments of line of credit	(44,000)	(5,000)
Payment of dividends	(916)	(913)

Net cash used in financing activities	(44,980)	(6,557)
Net Decrease in Cash and Cash Equivalents	(57,023)	(11,636)
Cash and Cash Equivalents at Beginning of Period	83,872	14,089

Cash and Cash Equivalents at End of Period	26,849	2,453

Supplemental Disclosure of Cash Flow Information:
Cash received for income taxes	—	(2,542)

Cash paid for interest	4,564	4,690

See accompanying notes to unaudited condensed consolidated financial statements.

FLORIDA EAST COAST INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.    General

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all accruals and adjustments considered necessary to present fairly the Company’s financial position as of March 31, 2003 and December 31, 2002, and the results of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. Results for interim periods are not necessarily indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Note 2.    Recapitalization

On February 27, 2003, FECI’s Board of Directors approved the submission of a proposal to shareholders in the definitive Proxy Statement for the Company’s 2003 Annual Meeting of Shareholders for the elimination of its dual-class structure by reclassifying the Company’s Class A common stock and Class B common stock into a new single class of common stock on a one-for-one basis. The reclassification proposal is subject to the approval of a majority of the outstanding shares of each of the Class A common stock and the Class B common stock voting as separate classes and will be presented at the upcoming Annual Meeting of Shareholders scheduled to be held on May 28, 2003. The reclassification is subject to certain other conditions, including receipt of a private letter ruling from the Internal Revenue Service that the reclassification will not affect the tax-free distribution by The St. Joe Company (NYSE: JOE) in October 2000 of the Class B shares to its shareholders. The reclassification is intended to simplify FECI’s capital structure, increase the liquidity and trading efficiencies of the common stock and reduce the administrative costs associated with the dual-class structure.

Note 3.     Discontinued Operations

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

	March 31	December 31
(dollars in thousands)	2003	2002

Net Assets (Liabilities) of Discontinued Operations
Assets
Accounts receivable (net)	13	825
Other current assets	1,189	1,253
Properties, less accumulated depreciation and amortization	72	101
Other assets and deferred charges	36	45

Total Assets	1,310	2,224
Liabilities
Accounts payable	(548)	(1,114)
Other liabilities	(1,299)	(1,350)

Total Liabilities	(1,847)	(2,464)

Net Liabilities of Discontinued Operations	(537)	(240)

	Three Months
	Ended March 31

(dollars in thousands)	2003	2002

Summary of Operating Results of Discontinued Operations
Trucking revenues	—	9,118
Trucking expenses	(259)	10,875

Income (loss) before income taxes	259	(1,757)
Income taxes	(100)	676

Income (loss) from discontinued operations	159	(1,081)

Loss on disposition of discontinued operations, net of tax of $118	(187)	—

During the third quarter of 2002, the Company adopted a plan to discontinue its trucking operations. Certain liabilities were accrued related to this exit plan. A roll-forward of the liabilities through March 31, 2003 is as follows:

	Employee
	Severance	Tractor/Trailer
(000's)	Costs	Disposition Costs	Other	Totals

Accruals @ 12/31/02	694	—	461	1,155
Additions & Adjustments**	—	351	(46)	305
Utilization	(150)	—	(25)	(175)

Ending Balance @ 3/31/03	544	351	390	1,285

** -  Any additions and adjustments to the liabilities that resulted from changes in estimates or final determinations are accounted for as gain or loss on disposition of discontinued operations on the consolidated financial statements.

Real Estate

At December 31, 2002, Flagler owned a 101,000-rentable sq. ft. commercial office building located at its Beacon Station business park that was classified as held for sale. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” operations of this building were classified as discontinued operations. However, during the first quarter of 2003, the Company terminated negotiations with the prospective buyer of the building and the building is no longer being marketed for sale.

Accordingly, this building is no longer classified as a discontinued operation and it has been reclassified into continuing operations. All prior periods have been reclassified to conform to the current presentation. Revenues of $0.3 million and $0.4 million for the quarters ended March 31, 2003 and March 31, 2002, respectively, and expenses of $0.2 million and $0.2 million for the quarters ended March 31, 2003 and March 31, 2002, respectively, have been reclassified to continuing operations. This building is currently stated at its original net book value, which is considered to be at or below market value.

During the third quarter 2002, Flagler sold an industrial building totaling approximately 300,000 sq. ft. located in its Beacon Station business park. This disposed property is accounted for as a discontinued operation under the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and all periods presented have been restated for the discontinued operation of this property.

	Three Months
	Ended March 31

(dollars in thousands)	2003	2002

Summary of Operating Results of Discontinued Operations
Flagler realty rental revenues	—	518
Flagler realty rental expenses	—	214

Income before income taxes	—	304
Income taxes	—	(117)

Income from discontinued operations	—	187

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

	Three Months
	Ended March 31

(dollars in thousands)	2003	2002

Summary of Operating Results of Discontinued Operations
EPIK revenues	—	5,441
EPIK expenses	65	15,925

Operating loss	(65)	(10,484)
Other income	—	6

Loss before income taxes	(65)	(10,478)
Income taxes	25	4,034

Loss from discontinued operations	(40)	(6,444)

At the time of EPIK’s sale, the Company accrued certain liabilities (primarily employee severance) related to the sale. A roll-forward of the liabilities through March 31, 2003 is as follows:

	Employee
	Severance
(000’s)	Costs	Other	Totals

Accruals @ 12/31/02	2,279	531	2,810
Additions & Adjustments**	—	—	—
Utilization	(1,295)	(145)	(1,440)

Ending Balance @ 3/31/03	984	386	1,370

** - Any additions and adjustments to the liabilities that resulted from changes in estimates or final determinations are accounted for as gain or loss on disposition of discontinued operations on the consolidated financial statements

Also, FECI is a guarantor on certain leases (primarily office space) and could be contingently liable if EPIK were to default on certain lease obligations. Estimates for these guarantees were approximately $2.5 million at the time of the sale. These amounts could be subject to change in subsequent periods.

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

The Company is participating, together with several other potentially responsible parties (PRPs), in the remediation of a site in Jacksonville, Florida, pursuant to an agreement with the United States Environmental Protection Agency (USEPA). The site previously accepted waste oil from many businesses. The Company has accrued $250,000, which is its estimated share of the total estimated cleanup costs for the site. The cleanup is expected to take approximately five years. Based upon management’s evaluation of the PRPs which include the City of Jacksonville, CSX Transportation, Inc. and the federal government, the Company does not expect to incur additional material amounts, even though the Company may have joint and several liability. It is possible that the remediation costs could be higher than anticipated, but the Company is not aware of any facts or circumstances which indicate that the costs are expected to be materially higher than currently anticipated.

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

Note 5.  Earnings Per Share

The diluted weighted-average number of shares includes the net shares that would be issued upon the exercise of “in-the-money” stock options using the treasury stock method. Applying the treasury stock method, the “in-the-money” stock options resulted in the dilution of 209,019 shares and 149,603 shares at March 31, 2003 and 2002, respectively. “Out-of-the-money” shares were 2,237,480 shares and 2,138,494 shares at March 31, 2003 and 2002, respectively.

Note 6.  Dividends

On February 27, 2003, the Company declared a dividend of $.025 (2 1/2 cents) per share on its outstanding common stock, payable March 27, 2003, to shareholders of record March 13, 2003.

Note 7. Other Income

	Three Months
	Ended March 31

(dollars in thousands)	2003	2002

Pipe & wire crossings/signboards	761	2,451
Fiber lease income	1,645	1,534
Other (net)	(155)	(144)

	2,251	3,841

FECR generates income from the grant of licenses and leases to use railroad property and rights-of-way for outdoor advertising, parking lots and lateral crossings of wires and pipes by municipalities and utility and telecommunications companies. This income is recorded in other income as “pipe and wire crossings/signboards” as it is earned. FECR generates other income from leases to telecommunications companies for the installation of fiber optic and other facilities on the railroad right-of-way. This income is recorded in other income as “fiber lease income” as it is earned.

Note 8.  Debt

The Company maintains a $200 million revolving credit agreement with certain financial institutions, for which the Company presently pays (quarterly) commitment fees, as applicable under the agreement, at a range of 20-37.5 basis points. The borrowings under the credit agreement had been secured by the capital securities of FECR and FLX. During the quarter, these securities were released to the Company as a result of its meeting certain pre-determined financial covenant thresholds over the prior two quarters and need not be re-pledged, provided the Company continues to meet certain financial covenant tests in the future. The Company’s revolving credit agreement contains various covenants which, among other things, require the maintenance of certain financial ratios related to fixed charge coverage and maximum leverage; establish minimum levels of net worth; establish limitations on indebtedness, certain types of payments, including dividends, liens and investments; and limit the use of proceeds of asset sales. Some of the above covenants provide specific exclusion of certain financing and investing activities at Flagler. Borrowings under the credit agreement bear interest at variable rates linked to the LIBOR Index. Interest on borrowings is due and payable on the “rollover date” for each draw. Outstanding borrowings can be paid off at any time and become due at the conclusion of the facility’s term on March 31, 2005. At March 31, 2003, there were $9 million of direct borrowings outstanding under the facility at an average interest rate of approximately 2.09%. The fair market value of the Company’s revolving credit agreement is estimated based on current rates available to the Company for debt of the same remaining maturities.

During 2001, Flagler issued $247 million of mortgage notes with $160 million due July 1, 2011 and $87 million due October 1, 2008. At March 31, 2003, $243.1 million was outstanding on these notes. These notes are collateralized by certain buildings and properties of Flagler. Blended interest and principal repayment on the notes is payable monthly based on a fixed 7.39% and 6.95% weighted-average interest rate, respectively, for each note offering, on the outstanding principal amount of the mortgage notes and assuming a thirty-year amortization period. The net proceeds in 2001 were used to repay existing indebtedness under the Company’s revolving credit facility. At March 31, 2003, the Company considers the estimated fair market value of the mortgage notes to be $269.3 million.

Note 9.  Stock-Based Compensation

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

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months
	Ended March 31

(dollars in thousands, except per share amounts)	2003	2002

Net income (loss) - as reported	6,917	(416)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all stock option awards, net of related tax effects	(558)	(1,102)

Pro forma net income (loss)	6,359	(1,518)

Earnings per share:
Earnings per share – as reported	0.19	(0.01)
Earnings per share – pro forma	0.17	(0.04)
Diluted – as reported	0.19	(0.01)
Diluted – pro forma	0.17	(0.04)

Note 10.  Realty Land Sales and Associated Cost

In accordance with Statement of Financial Accounting Standard No. 66, “Accounting for Sale of Real Estate,” revenue for realty land sales is recognized upon the closing of sales contracts and when collection of the sales proceeds is assured. During the current period, all sales proceeds were received in cash at closing.

The book basis of pending land sales is classified as “land held for sale” in the Consolidated Balance Sheets when a sale is considered probable and expected to close within one year (i.e., a sales contract is executed and significant non-refundable monies are provided by the buyer.) Not all land sales, especially smaller parcels, will contain the criteria described above.

The Company capitalizes all infrastructure costs (including costs of infrastructure assets deeded to governmental authorities) into the basis of the commercial real estate parks benefiting from such infrastructure and allocates these costs to the individual parcels within parks on a relative fair value basis as required by Statement of Financial Accounting Standard No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.”

Note 11.  Business Combination

On January 24, 2002, the Company acquired four commercial buildings for $23.3 million, three of which were owned 50% in joint ventures with a third party. The total purchase price has been allocated to the acquired land, building, identifiable intangibles and liabilities assumed based on their estimated fair values at the date of acquisition.

Note 12.  Segment Information

The Company follows Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information” (SFAS 131). Under the provisions of SFAS 131, the Company has two reportable operating segments, both within the same geographic area. These are the railway and realty segments.

The railway segment provides rail freight transportation along the east coast of Florida between Jacksonville and Miami.

The realty segment is engaged in the development, leasing, management, operation and selected sale of commercial and industrial property. The Company’s real estate subsidiary, Flagler Development Company, had investments of $18.3 million and $26.3 million at March 31, 2003 and December 31, 2002, respectively, in 50%-owned joint ventures, the business of which is the development and leasing of commercial real estate. Equity income recognized from these joint ventures was $0.3 million and $0.6 million for the three months ended March 31, 2003 and 2002, respectively, and was included in Flagler’s realty rental and services revenues.

FECR generates other income from leases to telecommunications companies for the installation of fiber optic and other facilities on the railroad right-of-way. In addition, FECR generates revenues from the grant of licenses and leases to use railroad property and rights-of-way for outdoor advertising, parking lots and lateral crossings of wires and pipes by municipalities and utility and telecommunications companies. These miscellaneous rents are included in other income.

Also, FECI and FECR generate revenues and expenses from the rental, leasing, and sale of buildings and properties that are ancillary to the railroad’s operations. These revenues and expenses are included in the realty segment.

The Company’s reportable segments are strategic business units that offer different products and services and are managed separately.

Information by industry segment:

	Three Months
	Ended March 31

(dollars in thousands)	2003	2002

Operating Revenues
Railway operations	44,271	40,938
Realty:
Flagler realty rental and services (a)	16,350	15,157
Flagler realty sales	12,259	2,551
Other rental	747	795
Other sales	2,638	565

Total realty	31,994	19,068

Total revenues (segment)	76,265	60,006
Intersegment revenues	—	(38)

Total revenues (consolidated)	76,265	59,968
Operating Expenses
Railway operations (a)	35,440	31,236
Realty:
Flagler realty rental and services	14,935	12,404
Flagler realty sales	8,633	1,143
Other rental	1,094	1,159

Total realty	24,662	14,706
Corporate general & administrative (a)	2,916	1,933

Total expenses (segment)	63,018	47,875
Intersegment expenses	—	(38)

Total expenses (consolidated)	63,018	47,837
Operating Profit (Loss)
Railway operations	8,831	9,702
Realty	7,332	4,362
Corporate general & administrative	(2,916)	(1,933)

Segment & consolidated operating profit	13,247	12,131
Interest income	157	74
Other income	2,251	3,841
Interest expense	(4,297)	(4,791)

	(1,889)	(876)
Income before taxes	11,358	11,255
Provision for income taxes	(4,373)	(4,333)

Income from continuing operations	6,985	6,922
Discontinued Operations
Income (loss) from discontinued operations (net of taxes)	119	(7,338)
Loss on disposition of discontinued operations	(187)	—

Net income (loss)	6,917	(416)

(Prior year results have been reclassified to conform to current year’s presentation.)

(a)  Included intersegment revenues and expenses of $0 and $38 for the three months ended March 31, 2003 and 2002, respectively.

Note 13.  Stock Purchase Loans

Certain directors, officers and senior management acquired stock pursuant to grants made by the Compensation Committee in 2000 and executed promissory notes therefor. The current indebtedness is $1.8 million. These notes bear interest, compounded annually, at a rate of 6.10% for notes executed in December 2000 and 5.9% for notes executed in January 2001, must be paid within three years and are secured by a pledge of the shares purchased.

Note 14.  The St. Joe Company

Flagler Development Company, a wholly owned subsidiary, owns, develops, leases and manages commercial and industrial properties throughout Florida. Effective as of January 1, 1998, The St. Joe Company and Flagler entered into a management agreement, pursuant to which Flagler appointed St. Joe as its agent to provide property management, property development and construction coordination services for Flagler’s real estate business. Prior to October 9, 2000, St. Joe owned 54% of the Company’s stock, which it distributed to its shareholders on that date. St. Joe continues to provide property management, leasing and development services for certain Flagler properties under contracts which expire in October 2003. Under the revised agreement, St. Joe was required to pay Flagler $6 million in three annual installments commencing on October 9, 2000. Flagler paid St. Joe and certain of its affiliates the following amounts during the first quarter of 2003 and 2002, respectively: property management services of $0.7 million and $0.7 million, development fees of $0 and $0.1 million, construction coordination fees of $0.1 million and $0 and leasing commissions of $0.8 million and $0.1 million.

Item 2.

Management’s Discussion and Analysis of the Consolidated
Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include the Company’s present expectations or beliefs concerning future events. The Company cautions that such statements are necessarily based on certain assumptions, which are subject to risks and uncertainties that could cause actual results to materially differ from those contained in these forward-looking statements. Such forward-looking statements may include, without limitation, statements that the Company does not expect that lawsuits, environmental costs, commitments, including future contractual obligations, contingent liabilities, financing availability, labor negotiations or other matters will have a material adverse effect on its consolidated financial condition, statements concerning future capital needs and sources of such capital funding, future growth potential of the Company’s lines of business, performance of the Company’s product offerings, other similar expressions concerning matters that are not historical facts, and projections relating to the Company’s financial results. The Company cautions that such statements are necessarily based on certain assumptions, which are subject to risks and uncertainties that could cause actual results to materially differ from those contained in these forward-looking statements. Important factors that could cause such differences include, but are not limited to, the changing general economic conditions (particularly in the state of Florida) as they relate to economically sensitive products in freight service and building rental activities; ability to manage through economic recessions or downturns in customer’s business cycles; industry competition; possible future changes in the Company’s structure, lines of business, business and investment strategies, and related implementation; legislative or regulatory changes; technological changes; volatility of fuel prices (including volatility caused by military actions); changes in depreciation rates resulting from future railway right-of- way and equipment life studies; the ability of the Company to complete its financing plans, settle future contractual obligations as estimated in time and amount and conclude labor negotiations in a satisfactory way; changes in insurance markets, including increases in insurance premiums and deductibles; the availability and costs of attracting and retaining qualified independent third party contractors; liability for environmental remediation and changes in environmental laws and regulations; the ultimate outcome of environmental investigations or proceedings and other types of claims and litigation; natural events such as weather conditions, floods, earthquakes and forest fires; discretionary government decisions affecting the use of land and delays resulting from weather conditions and other natural occurrences that may affect construction or cause damage to assets; the ability of the buyers to terminate contracts to purchase real estate from the Company prior to the expiration of inspection periods; failure or inability of third parties to fulfill their commitments or to perform their obligations under agreements; costs and availability of land and construction materials; buyers’ ability to close transactions; the Company’s future taxable income and other factors that may affect the availability and timing of utilization of the Company’s deferred tax assets; uncertainties, changes or litigation related to tax laws, regulations and the application thereof that could limit the tax benefits of the EPIK sale or of other possible transactions involving the Company; and other risks inherent in the real estate and other businesses of the Company.

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

Results of Operations

Consolidated Results

FECI reported consolidated revenues of $76.3 million for the first quarter of 2003 compared to $60.0 million in the first quarter of 2002, an increase of 27.2%. The Company reported income from continuing operations of $7.0 million and $6.9 million for the quarters ended March 31, 2003 and 2002, respectively. The Company reported net income of $6.9 million, or $0.19 per diluted share, compared with a net loss of $0.4 million, or $0.01 per diluted share, in the first quarter of 2002.

Railway

Railway segment’s operating revenues were up $3.4 million at $44.3 million for 2003 versus $40.9 million for 2002. In late 2002, FECR began managing dray operations as a result of discontinuing the trucking division. This increased the railway segment’s reported 2003 first quarter revenues $2.4 million over 2002. In addition, revenues increased $0.4 million in 2003 due to fuel surcharges offsetting higher fuel costs. Other increases were from additional aggregate rock traffic increasing $0.7 million in 2003 due to the increase in construction demand throughout the state of Florida. Revenues from the new unit coal train increased revenue $0.2 million. Metals revenue increased $0.3 million over 2002. Intermodal revenues were down $0.1 million from 2002 with intermodal haulage revenues from a connecting carrier down $0.5 million and other intermodal revenues up $0.4 million.

Operating expenses increased $4.2 million to $35.4 million for 2003, compared with $31.2 million for first quarter 2002. In late 2002, FECR began managing the dray operations for intermodal shipments to the Railway, increasing direct expenses in first quarter $2.5 million over 2002 and also increasing overheads somewhat. Wages and benefits increased $0.2 million or 1.4% to $12.7 million for 2003 due primarily to general wage increases. Insurance expense increased $0.1 million over 2002 due to increased premiums. Repairs billed by others increased $0.3 million due to work performed on our rail cars by outside repair shops, such as Watco and other railroads during the first quarter. Fuel costs increased $0.6 million in the quarter due to increased fuel prices. Depreciation increased $0.6 million due to prior capital programs. Per diem expenses increased $0.5 million. General and administrative expenses increased $0.4 million primarily due to the Railway assuming certain allocated overheads previously borne by FLX.

Purchased services decreased $0.6 million due to in sourcing trailer repairs and chassis management. Other decreases were $0.2 million in derailments and storms and write-off expense.

The Railway’s continuing “right-of-way” and “equipment” life study is expected to conclude during 2003. This study will potentially adjust the estimated remaining useful lives of the Railway’s major property, plant and equipment assets and thereby potentially affect future depreciation rates and expenses.

Realty

Results from Continuing Operations

Flagler’s rental revenues increased $1.2 million to $16.4 million in first quarter 2003 from $15.2 million in first quarter 2002. Revenues from operating properties’ rents increased $1.4 million, with $0.9 million of the increase attributable to properties acquired at the end of January 2003. These properties included a 59,000-sq. ft. suburban office building, and a 50% interest in three warehouse buildings totaling 540,000 sq. ft. previously held in partnership with Duke Realty. “Same store” revenues increased slightly quarter-to-quarter, while occupancy decreased from 89% to 86%. Newer projects contributed a $0.4 million revenue increase. Income from equity investments decreased $0.3 million due to the buy-out of the previously mentioned partnership interest.

Flagler held 60 finished buildings with 6.6 million sq. ft. and occupancy of 86% at quarter end. “Same store” properties include 5.7 million sq. ft. and 86% occupancy compared to 89% in prior year. Flagler held eight projects with 994,000 sq. ft. in various stages of development at quarter end. These projects include 290,000 sq. ft. of build-to-suit projects and a 113,000-sq. ft. office project that is 53% preleased.

Flagler’s sales revenues increased from $2.6 million in 2002 to $12.3 million in 2003, including the March 2003 sale of 32 acres at its Flagler Center park to Southern Baptist Hospital of Florida, Inc. for $9.5 million. In accounting for this sale, the Company fully burdened its cost with the parcel’s proportionate share of Flagler Center’s estimated infrastructure costs, including the estimated cost of an interchange at I-95. The cost was not reduced by future anticipated reimbursements based on incremental property taxes not yet due, which the Company expects to receive pursuant to an agreement with the City of Jacksonville that is intended to reimburse the Company over time its cost of constructing the interchange, plus interest.

Flagler’s operating expenses increased $2.5 million to $14.9 million in first quarter 2003 from $12.4 million in first quarter 2002. Properties acquired contributed $0.6 million of the increase. “Same store” and newly constructed operating properties’ expenses increased $1.6 million mainly due to real estate taxes, insurance, repairs and maintenance and depreciation and amortization. Real estate taxes on undeveloped land increased $0.2 million. Corporate overhead expenses increased $0.3 million mainly due to staff-up related costs and bad debt expenses.

Flagler’s realty sales expenses were $8.6 million in first quarter 2003 versus $1.1 million in first quarter 2002, the increase reflecting higher land sales activity.

Flagler’s operating profit from operating properties’ rent was $3.7 million for the quarter ended March 31, 2003 versus $4.5 million for the same period 2002. Operating properties’ EBITDA remained consistent with the prior year at $9.7 million.

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

During the third quarter 2002, Flagler sold an industrial building totaling approximately 300,000 sq. ft. located in its Beacon Station business park. The building’s results are presented as discontinued operations as follows:

	Three Months
	Ended March 31

(dollars in thousands)	2003	2002

Summary of Operating Results of Discontinued Operations
Flagler realty rental revenues	—	518
Flagler realty rental expenses	—	214

Income before income taxes	—	304
Income taxes	—	(117)

Income from discontinued operations	—	187

Corporate Expenses

Corporate general and administrative expenses were $2.9 million and $1.9 million for the first quarters of 2003 and 2002, respectively. Increases primarily relate to costs associated with professional services and increased compensation expenses. During the third quarter of 2002, restricted stock awards (pursuant to which restrictions lapse pro rata over four years) were granted to senior executives. The stock grants also provide for accelerated lapsing of restrictions based on the Company’s performance to pre-established targets. In the first quarter of 2003, the Compensation Committee of the Board of Directors approved performance acceleration of 25% of the grant. These grants result in the recognition of compensation expense in the current quarter.

Interest Expense

Interest expense for the quarter was $4.3 million compared to $4.8 million in the first quarter of 2002. The lower interest expense resulted primarily from decreased borrowings on the revolver and lower interest rates.

Other Income

Other income was $2.3 million and $3.8 million for the first quarters of 2003 and 2002, respectively. First quarter 2002 included $1.9 million of income from a pipe and wire crossing transaction.

Provision for Income Taxes

Income tax expense represented an effective rate of 38.5% for first quarters 2003 and 2002, respectively. Cash taxes received for first quarter 2002 were $2,542, and were primarily refunds from 2001’s estimated tax payments.

EBITDA by industry segment:

	Three Months
	Ended March 31

(dollars in thousands)	2003	2002

Railway EBITDA
Railway segment operating profit	8,831	9,702
Depreciation expense	4,844	4,234

Railway segment EBITDA	13,675	13,936

Total FECR legal entity income before taxes	14,353	14,651
Depreciation expense – legal entity	4,891	4,282
Interest (income) expense	(105)	28

Total FECR legal entity EBITDA	19,139	18,961

Realty EBITDA (All years have been restated to reflect discontinued operations.)
Flagler operating profit from operating properties’ rents	3,736	4,492
Depreciation and amortization expense – rental operating properties	5,944	5,177

Flagler EBITDA from operating properties’ rents	9,680	9,669

The Company reports certain non-GAAP EBITDA measures for the Company’s railway business and a portion of its real estate business. The Company believes these measures to be performance measures that investors commonly use to value the relevant businesses and evaluate the ongoing performance. The Company operates in two distinctly different lines of businesses, railway and realty, which many investors value and evaluate separately, using metrics similar to the non-GAAP financial measures provided by the Company. The Company also uses certain such measures internally as part of its incentive compensation plans for management employees.

Financial Condition, Liquidity and Capital Resources

Net cash generated by operating activities was $8.4 million and $5.9 million in the three months ended March 31, 2003 and 2002, respectively. The year-to-year fluctuations in net cash generated by operating activities include significant working capital fluctuations. Net cash generated by operating activities is expressed net of gains on asset disposals, primarily building and land sales which also fluctuate. Asset dispositions for the three months ended March 31, 2003 and 2002 generated pretax gains of $6.3 million and $2.0 million, respectively.

As a result primarily of the Company’s sale of EPIK in late 2002, the Company claimed a cash federal income tax refund of $74.5 million for that year, which was refunded to the Company subsequent to the end of the first quarter of 2003. Additionally, as a result primarily of the EPIK sale, the Company expects to carry forward losses of $75 million (pretax), which are expected to be deductible from taxable income on the Company’s federal tax returns in future years. However, the Company cannot guarantee its realization of these expected future tax benefits, which are subject to possible future changes in federal income tax laws and differing interpretations thereof, among other factors.

Although in recent years the Company has not increased its rate of per share dividend payments and has not undertaken material stock repurchases, the Company may do so in the future.

During the three months ended March 31, 2003 and 2002, respectively, the Company invested approximately $32 million and $7 million at Flagler. For the three months ended March 31, 2003 and 2002, the Company’s capital investments at FECR were approximately $3 million and $7 million.

At March 31, 2003, the Company had in place a $200 million revolving credit facility pursuant to an agreement, as amended from time to time, between the Company and certain banking institutions (the Credit Facility Agreement). The description herein of the revolving credit facility is qualified in its entirety by reference to the Credit Facility Agreement, which is incorporated as Exhibit 10(b) to the Company’s Reports on Form 10-K for years ended December 31, 2000, 2001 and 2002. On February 7, 2003, the Credit Facility Agreement was extended for an additional year to March 31, 2005 and amended to reduce the Facility’s size to $200 million, increase the stock repurchase and special dividend limit from $50 to $150 million (which may be increased in 2004 to $200 million if certain financial ratio tests are met), increase the non-recourse mortgage financing limit from $250 million to $325 million, and make other miscellaneous modifications. At March 31, 2003, the Company had $9.0 million drawn on the revolving credit facility. Pursuant to the Credit Facility Agreement, the Company has agreed, among other things, to maintain certain financial ratios. The Company believes the most restrictive of such ratios is the Group Debt/EBITDA ratio (as defined in the Credit Facility Agreement). The Credit Facility Agreement provides that at March 31, 2003, the Company’s Group Debt/EBITDA ratio shall be no greater than 2.75. At March 31, 2003, the Company’s actual Group Debt/EBITDA ratio was 0.10. Pursuant to the Credit Facility Agreement, the required Group Debt/EBITDA ratio is 2.75 through December 31, 2003, and 2.50 from January 1, 2004 to March 31, 2005, all as more particularly set forth in the Credit Facility Agreement. Although no assurances can be given as to the Company’s future compliance with the Group Debt/EBITDA ratio covenant or other financial covenants, the Company has complied with the terms of the Credit Facility Agreement in the past and expects to continue to comply with them in the future.

OTHER MATTERS

Critical Accounting Policies

The Company has reviewed its accounting policies to identify those that are very important to the portrayal of the Company’s financial condition and results, and that require management’s most difficult, subjective or complex judgments (the Critical Accounting Policies). The Company has determined that its accounting policies governing impairment of long-lived assets, income tax provisions, realty rental revenue recognition, and real estate infrastructure costs, may be considered Critical Accounting Policies.

Impairment of Long-lived Assets – The Company reviews the carrying value of its property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset or asset grouping may not be recoverable from the undiscounted future net cash flows expected to be generated over its remaining useful life. Detecting these events or changes in circumstances can be difficult. At March 31, 2003, management had not identified indicators of an impairment of value for any significant asset group of the Company’s. However, events or changes in circumstances could develop or occur that would cause the Company to evaluate the recovery of its long-lived assets and potentially record an impairment, the amount of which could be material. Assets that are deemed impaired are recorded at the lower of carrying amount or fair value.

Income Tax Provisions - FECI’s net deferred tax liability was $111.2 million and $106.7 million at March 31, 2003 and December 31, 2002, respectively. Included in these net liabilities is a tax asset of approximately $38 million and $49 million (federal and state), respectively, associated with net operating loss carry forwards. The net deferred tax liability is estimated based on the expected future tax consequences of items recognized in the financial statements. Management must use judgment when estimating the future timing and deductibility of expenses and loss carry forwards in the Company’s tax returns. A valuation allowance is required to be recorded if management expects that it is more likely than not that its deferred tax assets will not be realized. As of March 31, 2003 and December 31, 2002, FECI has no valuation allowance since it expects to realize its deferred tax assets. This expectation is primarily based upon FECI’s expectation that future operations will be sufficiently profitable to utilize the operating loss carry forwards, as well as the existence of various tax, business and other planning strategies available to the Company. However, the Company cannot guarantee that it will realize this tax asset or that future valuation allowances will not be required. Failure to utilize the tax asset could materially affect the Company’s financial results and financial position.

Revenue Recognition – Realty Rental Revenues - Revenues from realty rentals are primarily contractual base rents from leases of commercial property. The Company recognizes revenues from these base rents evenly over the lease term in accordance with SFAS No. 13, “Accounting for Leases.” SFAS No. 13 requires rental income from an operating lease be recognized on a straight-line basis over the non-cancelable lease term. Accordingly, total contractual minimum lease payments, including scheduled rent increases, are recognized as rental revenue evenly over the lease term. Accrued revenues from contractually scheduled rent increases in excess of amounts currently due amounted to $10.7 million and $9.3 million at March 31, 2003 and December 31, 2002, respectively, which is reported in other assets. The Company monitors this asset for collection risk and establishes reserves for any amounts deemed not collectible. However, amounts collected in future periods may vary from the Company’s expectations.

Real Estate Infrastructure Costs – The Company periodically constructs road, road structures and general infrastructure related to the development of commercial real estate. Certain of these infrastructure assets may be deeded, upon completion, to applicable governmental authorities. The Company believes these deeded items (like roads) benefit and increase the value of the parcels within and adjacent to the related commercial real estate park. The Company capitalizes all infrastructure costs (including costs of infrastructure assets deeded to government authorities) into the basis of the commercial real estate park and allocates these costs to the individual parcels within the park on a relative fair value basis as required by SFAS 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.”

In connection with infrastructure assets deeded to government authorities, certain government authorities may agree to reimburse the Company certain of its construction costs for the deeded assets based on and to the extent of such annual incremental taxes (such as property taxes) as may be raised by the government authority from the applicable park properties over a stipulated period of time. Prior to and at the date of deeding the infrastructure asset to the government authority, reimbursements are accounted for as a reduction in the allocated costs described above to the extent the Company’s receipt of such reimbursements has become fixed and determinable, based upon the related incremental taxes having been assessed and become payable. The Company does not recognize expected future tax reimbursements even though they may be probable and estimable, until they become fixed and determinable.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change to the disclosures made under the heading “Quantitative and Qualitative Disclosures about Market Risk” on page 31 of the Company’s 2001 Annual Report on Form 10-K.

Item 4.

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of April 22, 2003, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of April 22, 2003.

(b) Changes in Internal Controls

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

Item 5.

OTHER INFORMATION

FECR’s traffic volume and revenues for the three months ended March 31, 2003 and 2002, respectively, are shown below. Also, FECR’s and Flagler’s quarterly operating expenses are presented below.

TRAFFIC
Three Months Ended March 31
(dollars and units in thousands)

	2003	2002	Percent	2003	2002	Percent

Commodity	Units	Units	Variance	Revenues	Revenues	Variance

Rail Carloads
Crushed stone	28.9	28.1	2.8	12,999	12,260	6.0
Construction materials	1.3	1.3	—	736	757	(2.8)
Vehicles	6.2	6.0	3.3	4,612	4,570	0.9
Foodstuffs	3.0	3.1	(3.2)	2,153	2,317	(7.1)
Chemicals	0.9	0.9	—	969	1,080	(10.3)
Paper	2.1	1.6	31.3	2,050	1,671	22.7
Other	4.2	3.9	7.7	2,437	2,331	4.5

Total Carload	46.6	44.9	3.8	25,956	24,986	3.9
Intermodal	62.2	64.1	(3.0)	14,967	15,044	(0.5)

Total Freight Revenue	108.8	109.0	(0.2)	40,923	40,030	2.2

Drayage	11.2	—	—	2,449	—	—

(Prior year results have been reclassified to conform to current year’s presentation.)

RAILWAY OPERATING EXPENSES

	THREE MONTHS
	ENDED MARCH 31

(dollars in thousands)	2003	2002

Compensation & benefits	12,749	12,568
Fuel	3,573	3,020
Equipment rents (net)	758	835
Car hire (net)	(271)	(781)
Depreciation	4,844	4,234
Purchased services	2,274	2,832
Repairs to/by others (net)	(518)	(834)
Load/unload	1,780	1,848
Casualty & insurance	1,177	1,115
Property taxes	1,244	1,185
Materials	2,305	2,047
General & administrative expenses	2,455	2,170
Drayage	2,468	—
Other	602	997

Total operating expenses	35,440	31,236

REALTY SEGMENT EXPENSES

	THREE MONTHS
	ENDED MARCH 31

(dollars in thousands)	2003	2002

Realty Operating Expenses - Continuing Operations
Real estate taxes – developed	2,165	1,773
Repairs & maintenance – recoverable	598	414
Services, utilities, management costs	2,923	2,450

Subtotal - expenses subject to recovery	5,686	4,637
Realty sales expense	8,633	1,143
Real estate taxes - undeveloped land	1,106	864
Repairs & maintenance - non-recoverable	150	115
Depreciation & amortization	6,207	5,449
SG&A - non-recoverable	2,880	2,498

Subtotal - non-recoverable expenses	18,976	10,069
Total operating expenses	24,662	14,706

               (Prior year results have been reclassified to conform to current year’s presentation.)

Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

1.     The Registrant furnished information under Item 9 on Form 8-K on March 13, 2003, reporting information the Registrant elected to disclose through Form 8-K pursuant to Regulation FD. The information advised that Mr. Robert W. Anestis, Chief Executive Officer, and Mr. Richard G. Smith, Chief Financial Officer, Florida East Coast Industries, Inc., had made certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which accompanied FECI’s Annual Report on Form 10-K for the year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLORIDA EAST COAST INDUSTRIES, INC.

(Registrant)

Date: April 22, 2003	/s/ Mark A. Leininger Mark A. Leininger, Vice President and Controller

Date: April 22, 2003	/s/ Richard G. Smith Richard G. Smith, Executive Vice President and Chief Financial Officer

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Dated: April 22, 2003	By:	/s/ Robert W. Anestis Robert W. Anestis, Chief Executive Officer

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Dated: April 22, 2003	By:	/s/ Richard G. Smith Richard G. Smith, Executive Vice President and Chief Financial Officer