Form 10-Q
period 2003-06-30
FLORIDA EAST COAST INDUSTRIES INC
filed 2003-07-24
CIK 740796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission File Number 001-08728

Florida East Coast Industries, Inc.
(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-2349968 (IRS Employer Identification No.)

One Malaga Street, St. Augustine, Florida (Address of principal executive offices)	32084 (Zip Code)

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES (X) NO (  )

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at June 30, 2003

Class A Common Stock-no par value	17,102,357 shares
Class B Common Stock-no par value	19,609,216 shares

FLORIDA EAST COAST INDUSTRIES, INC.

PART I

FINANCIAL INFORMATION

INDEX

		Page
		Numbers

Item 1.	Financial Statements

	Consolidated Balance Sheets - June 30, 2003 and December 31, 2002	3

	Consolidated Statements of Income - Three Months and Six Months Ended June 30, 2003 and 2002	4

	Consolidated Statements of Cash Flows - Six Months Ended June 30, 2003 and 2002	5

	Notes to Condensed Consolidated Financial Statements	6-14

Item 2.	Management’s Discussion and Analysis of the Consolidated Financial Condition and Results of Operations

	Comparison of Second Quarter 2003 versus Second Quarter 2002 and Six Months 2003 versus Six Months 2002	15-20

	Changes in Financial Condition, Liquidity and Capital Resources	20-21

	Other Matters	21-22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 4.	Submission of Matters to a Vote of Security Holders	22-23

Item 5.	Other Information	23-25

Item 6.	Exhibits and Reports on Form 8-K	26

FLORIDA EAST COAST INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30	December 31
	2003	2002

	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	103,516	83,872
Accounts receivable (net)	23,208	20,538
Income tax receivable	—	74,572
Materials and supplies	3,733	1,710
Assets related to discontinued operations	—	2,224
Assets held for sale (Note 10)	22,635	—
Deferred income taxes	15,400	15,400
Other current assets	6,858	6,760

Total current assets	175,350	205,076

Properties, Less Accumulated Depreciation and Amortization	825,165	795,650
Other Assets and Deferred Charges	26,657	50,510

Total Assets	1,027,172	1,051,236

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	27,021	30,901
Short-term debt (Note 8)	2,738	2,641
Accrued casualty and other liabilities	2,098	2,047
Liabilities related to discontinued operations	—	2,464
Other accrued liabilities	23,555	12,343

Total current liabilities	55,412	50,396

Deferred Income Taxes	132,354	122,103

Long-Term Debt, net of current portion (Note 8)	239,749	294,143

Accrued Casualty and Other Liabilities	10,739	11,278

Shareholders’ Equity:
Common Stock:
Class A common stock; no par value; 50,000,000 shares authorized; 17,901,441 shares issued and 17,102,357 shares outstanding at June 30, 2003, and 17,827,299 shares issued and 17,028,215 shares outstanding at December 31, 2002	70,414	68,888
Class B common stock; no par value; 100,000,000 shares authorized; 19,609,216 shares issued and outstanding at June 30, 2003 and December 31, 2002
Retained earnings	530,723	516,937
Restricted stock deferred compensation	(2,864)	(3,154)
Treasury stock at cost (799,084 shares)	(9,355)	(9,355)

Total shareholders’ equity	588,918	573,316

Total Liabilities and Shareholders’ Equity	1,027,172	1,051,236

(Prior year’s results have been reclassified to conform to current year’s presentation.)

See accompanying notes to unaudited condensed consolidated financial statements.

FLORIDA EAST COAST INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)
(unaudited)

	Three Months		Six Months
	Ended June 30		Ended June 30

	2003	2002	2003	2002

Operating revenues	72,638	61,722	148,659	121,340
Operating expenses	(57,168)	(49,064)	(120,170)	(96,902)

Operating profit	15,470	12,658	28,489	24,438

Interest income	237	49	394	123
Other income (Note 7)	2,942	2,894	5,193	6,735
Interest expense	(4,207)	(5,149)	(8,504)	(9,940)

	(1,028)	(2,206)	(2,917)	(3,082)

Income before income taxes	14,442	10,452	25,572	21,356
Provision for income taxes	(5,560)	(4,037)	(9,845)	(8,235)

Income from continuing operations	8,882	6,415	15,727	13,121

Discontinued Operations: (Note 3)
Income (loss) from operation of discontinued operations (net of taxes)	155	(4,448)	415	(11,570)
Gain on disposition of discontinued operations (net of taxes)	215	—	27	—

Income (loss) from discontinued operations	370	(4,448)	442	(11,570)

Net income	9,252	1,967	16,169	1,551

Earnings Per Share:
Income from continuing operations — basic & diluted	$0.24	$0.18	$0.43	$0.36
Income (loss) from operation of discontinued operations — basic & diluted	—	($0.13)	$0.01	($0.32)
Gain on disposition of discontinued operations — basic & diluted	$0.01	—	—	—

Net income — basic & diluted	$0.25	$0.05	$0.44	$0.04

Average shares outstanding — basic	36,505,016	36,446,612	36,496,492	36,442,971
Average shares outstanding — diluted	36,800,438	36,643,377	36,748,713	36,616,155

(Prior year’s results have been reclassified to conform to current year’s presentation.)

See accompanying notes to unaudited condensed consolidated financial statements.

FLORIDA EAST COAST INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months
	Ended June 30

	2003	2002

Cash Flows from Operating Activities:
Net income	16,169	1,551
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	24,481	32,840
Restructuring charges and other costs	—	5,474
Payment of restructuring charges	—	(3,705)
Gain on sales and other disposition of properties	(13,906)	(3,654)
Non-cash gain on contract termination	—	(9,437)
Deferred taxes	10,251	(20)
Stock compensation plans	1,676	366

	38,671	23,415

Changes in operating assets and liabilities:
Accounts receivable	(1,845)	2,637
Other current assets	(3,580)	2,306
Other assets and deferred charges	(3,789)	2,109
Accounts payable	(4,912)	(14,735)
Income taxes receivable/payable	74,572	2,542
Other current liabilities	9,252	12,382
Accrued casualty and other long-term liabilities	(627)	(3,076)

	69,071	4,165

Net cash generated by operating activities	107,742	27,580

Cash Flows from Investing Activities:
Purchase of properties	(57,109)	(29,180)
Proceeds from disposition of assets	25,125	5,255

Net cash used in investing activities	(31,984)	(23,925)

Cash Flows from Financing Activities:
Proceeds from exercise of options	649	—
Purchase of common stock	(83)	(68)
Payments of mortgage debt	(1,297)	(1,207)
Net payments of line of credit	(53,000)	(5,000)
Payment of dividends	(2,383)	(1,826)

Net cash used in financing activities	(56,114)	(8,101)

Net Increase (Decrease) in Cash and Cash Equivalents	19,644	(4,446)
Cash and Cash Equivalents at Beginning of Period	83,872	14,089

Cash and Cash Equivalents at End of Period	103,516	9,643

Supplemental Disclosure of Cash Flow Information:
Cash received for income tax refunds	(74,551)	(2,542)

Cash paid for interest	8,996	9,359

See accompanying notes to unaudited condensed consolidated financial statements.

FLORIDA EAST COAST INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all accruals and adjustments considered necessary to present fairly the Company’s financial position as of June 30, 2003 and December 31, 2002, the results of operations for the three-month and six-month periods ended June 30, 2003 and 2002 and cash flows for the six-month periods ended June 30, 2003 and 2002. Results for interim periods are not necessarily indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company’s 2002 Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Note 2. Recapitalization

On February 27, 2003, FECI’s Board of Directors approved the submission of a proposal to shareholders to amend the Company’s Articles of Incorporation to eliminate the Company’s dual-class structure by reclassifying the Company’s Class A common stock and Class B common stock into a new single class of common stock on a one-for-one basis. The reclassification was subsequently approved at the Annual Meeting of Shareholders held on May 28, 2003. The reclassification is subject to certain other conditions, including receipt of a private letter ruling from the Internal Revenue Service that the reclassification will not affect the tax-free distribution by The St. Joe Company (NYSE: JOE) in October 2000 of the Class B shares to its shareholders. The reclassification is intended to simplify FECI’s capital structure, increase the liquidity and trading efficiencies of the common stock, and reduce the administrative costs associated with the dual-class structure.

Note 3. Discontinued Operations

Trucking

During the third quarter of 2002, the Company adopted a plan to discontinue and ceased operations of its regional long-haul trucking operations. The Company largely completed its operational shut down and disposition activities for the trucking operation during the fourth quarter of 2002. Wind-down activities were completed during the second quarter of 2003.

Accordingly, the Company reported the results of the trucking operations and the estimated disposition loss as discontinued operations under the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and all periods have been restated.

	Three Months		Six Months
	Ended June 30		Ended June 30

(dollars in thousands)	2003	2002	2003	2002

Summary of Operating Results of Discontinued Operations
Trucking revenues	—	7,325	—	16,443
Trucking expenses	—	8,813	(259)	19,688

(Loss) income before income taxes	—	(1,488)	259	(3,245)
Income taxes	—	573	(100)	1,249

(Loss) income from discontinued operations	—	(915)	159	(1,996)

Gain on disposition of discontinued operations (net of taxes of $134 and $17, respectively)	215	—	27	—

During the third quarter of 2002, the Company adopted a plan to discontinue its trucking operations. Certain liabilities were accrued related to this exit plan. A roll-forward of the liabilities through June 30, 2003 is as follows:

	Employee
	Severance	Tractor/Trailer
(dollars in thousands)	Costs	Disposition Costs	Other	Totals

Accruals @ 12/31/02	694	—	461	1,155
Additions & adjustments*	(182)	367	(229)	(44)
Utilization	(235)	(367)	—	(602)

Ending balance @ 6/30/03**	277	—	232	509

* - Any additions and adjustments to the liabilities that resulted from changes in estimates or final determinations are accounted for as gain or loss on disposition of discontinued operations on the consolidated financial statements.
**- These amounts are included in Railway’s liabilities as of June 30, 2003.

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

Accordingly, this building is no longer classified as a discontinued operation and it has been reclassified into continuing operations. All prior periods have been reclassified to conform to the current presentation. Revenues of $0.4 million and $0.4 million for the quarters ended June 30, 2003 and 2002, and $0.7 million and $0.8 million for the six months ended June 30, 2003 and 2002, respectively, and expenses of $0.2 million and $0.2 million for the quarters ended June 30, 2003 and 2002, and $0.4 million and $0.4 million for the six months ended 2003 and 2002, respectively, have been reclassified to continuing operations. This building is currently stated at its original net book value, which is considered to be at or below market value.

During the third quarter 2002, Flagler sold an industrial building totaling approximately 300,000 sq. ft. located in its Beacon Station business park. On July 1, 2003, Flagler sold its 50% interest in three 98,000-sq. ft. commercial office buildings located in the Beacon Pointe Office Park in South Florida previously held in partnership with Duke Realty Corporation. At June 30, 2003, these interests were considered “held for sale” under the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). Accordingly, this property and interest are classified and accounted for as discontinued operations under the provisions of FAS 144, and all periods presented have been restated for the discontinued operations of the properties and ownership interests.

	Three Months		Six Months
	Ended June 30		Ended June 30

(dollars in thousands)	2003	2002	2003	2002

Summary of Operating Results of Discontinued Operations
Flagler realty rental revenues	267	743	511	1,612
Flagler realty rental expenses	14	220	30	434

Income before income taxes	253	523	481	1,178
Income taxes	(98)	(201)	(185)	(453)

Income from discontinued operations	155	322	296	725

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

	Three Months		Six Months
	Ended June 30		Ended June 30

(dollars in thousands)	2003	2002	2003	2002

Summary of Operating Results of Discontinued Operations
EPIK revenues	—	4,632	—	10,073
EPIK expenses	—	20,384	65	36,309

Operating loss	—	(15,752)	(65)	(26,236)
Other income	—	9,484	—	9,490

Loss before income taxes	—	(6,268)	(65)	(16,746)
Income taxes	—	2,413	25	6,447

Loss from discontinued operations	—	(3,855)	(40)	(10,299)

At the time of EPIK’s sale, the Company accrued certain liabilities (primarily employee severance) related to the sale. A roll-forward of the liabilities through June 30, 2003 is as follows:

	Employee
	Severance
(dollars in thousands)	Costs	Other	Totals

Accruals @ 12/31/02	2,279	531	2,810
Additions & adjustments**	—	—	—
Utilization	(1,523)	(633)	(2,156)

Ending balance @ 6/30/03	756	(102)	654

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

The Company is participating, together with several other potentially responsible parties (PRPs), in the remediation of a site in Jacksonville, Florida, pursuant to an agreement with the United States Environmental Protection Agency (USEPA). The site previously accepted waste oil from many businesses. The Company has accrued $250,000, which is its estimated share of the total estimated cleanup costs for the site. The cleanup is expected to take approximately five years. Based upon management’s evaluation of the PRPs, which include the City of Jacksonville, CSX Transportation, Inc. and the federal government, the Company does not expect to incur additional material amounts, even though the Company may have joint and several liability. It is possible that the remediation costs could be higher than anticipated, but the Company is not aware of any facts or circumstances, which indicate that the costs are expected to be materially higher than currently anticipated.

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

During the second quarter of 2003, the Company discussed with Broward County and a large home improvement retailer the possible lease to the retailer of a substantial portion of the land at Port Everglades, Florida, that is subject to a long-term ground lease from the County to the Company. In this regard, the County Commission authorized the County staff to pursue a proposal to terminate the entire ground lease if the Company were to convey to the County, at no cost, certain land improvements, a warehouse on the leased land and a lease termination fee of $8 million. The Company has not accepted this proposal, which is subject to various contingencies and conditions, including the County’s leasing certain of the land to the retailer. However, negotiations continue among the parties.

The Company’s ground lease covers 97 acres owned in fee by Broward County at Port Everglades, which is located near Fort Lauderdale, Florida. The Company’s Railway is the exclusive rail-service provider to the Port. In acquiring the ground lease in 2000, the Company intended to work with the County to develop an intermodal transshipment yard and warehouses at the Port. The term of the ground lease runs until 2032 and provides for base rent of $4 million per year, which the Company records as operating expense, with six 10-year renewals at the Company’s option. The Company is also obligated to make an annual payment in lieu of ad valorem taxes on the ground lease property to the City of Hollywood, the amount of which is currently $0.2 million. The current net book value of the ground lease, related land improvements and a warehouse that the Company built on the site is $9.3 million. The Company has provided the County with a bank letter of credit in the amount of $10 million to secure its lease obligations, and the Company could be required to pay up to an additional $10 million if the lease were terminated due to the Company’s default. The warehouse is partially leased to a tenant and finalization of a lease of the remainder of the warehouse is pending, awaiting certain action by the County.

The ground lease permits the County to terminate the lease of portions of the land if the Company does not develop warehouse space on the land pursuant to a scheduled rate. Due to increased restrictions on Port access since the September 11th terrorist attacks, restrictions on allowable uses of Port property, changes in business conditions, and other factors, the pace of the Company’s development of warehouse space at the Port has been slower than originally contemplated and the Company and the County have not been able to reach agreement on developing an intermodal transshipment yard at the Port. During the second quarter of 2003, the County notified the Company that it was exercising its right to terminate the lease on a portion of the land. Various matters relating to the termination, including the amount of land and the resulting rent reduction, are unresolved between the parties.

In light of the foregoing, the Company is reviewing its alternatives with respect to this project. In future periods, the Company may record charges, which may be material, related to modifying, terminating or continuing the lease.

Note 5. Earnings Per Share

The diluted weighted-average number of shares includes the net shares that would be issued upon the exercise of “in-the-money” stock options using the treasury stock method. Applying the treasury stock method, the “in-the-money” stock options resulted in the dilution of 252,221 shares and 173,184 shares for the six-month periods ended June 30, 2003 and 2002, respectively. “Out-of-the-money” shares were 2,192,370 shares and 2,147,813 shares at June 30, 2003 and 2002, respectively.

Note 6. Dividends

On May 28, 2003, the Company declared a dividend of $0.04 per share on its outstanding common stock, payable June 25, 2003, to shareholders of record June 11, 2003.

Note 7. Other Income

	Three Months		Six Months
	Ended June 30		Ended June 30

(dollars in thousands)	2003	2002	2003	2002

Pipe & wire crossings/signboards	1,136	1,661	1,897	4,112
Fiber lease income	1,650	1,259	3,295	2,793
Other (net)	156	(26)	1	(170)

	2,942	2,894	5,193	6,735

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

Note 8. Debt

The Company maintains a $200 million revolving credit agreement with certain financial institutions, for which the Company presently pays (quarterly) commitment fees, as applicable under the agreement, at a range of 20-37.5 basis points. The borrowings under the credit agreement had been secured by the capital securities of FECR and FLX. During the first quarter of 2003, these securities were released to the Company as a result of its meeting certain pre-determined financial covenant thresholds over the prior two quarters and need not be re-pledged, provided the Company continues to meet certain financial covenant tests in the future. The Company’s revolving credit agreement contains various covenants which, among other things, require the maintenance of certain financial ratios related to fixed charge coverage and maximum leverage; establish minimum levels of net worth; establish limitations on indebtedness, certain types of payments, including dividends, liens and investments; and limit the use of proceeds of asset sales. Some of the above covenants provide specific exclusion of certain financing and investing activities at Flagler. Borrowings under the credit agreement bear interest at variable rates linked to the LIBOR Index. Interest on borrowings is due and payable on the “rollover date” for each draw. Outstanding borrowings can be paid off at any time and become due at the conclusion of the facility’s term on March 31, 2005. At June 30, 2003, there were no borrowings outstanding under the facility.

During 2001, Flagler issued $247 million of mortgage notes with $160 million due July 1, 2011 and $87 million due October 1, 2008. At June 30, 2003, $242.5 million was outstanding on these notes. These notes are collateralized by certain buildings and properties of Flagler. Blended interest and principal repayment on the notes is payable monthly based on a fixed 7.39% and 6.95% weighted-average interest rate, respectively, for each note offering, on the outstanding principal amount of the mortgage notes and assuming a thirty-year amortization period. The net proceeds in 2001 were used to repay existing indebtedness under the Company’s revolving credit facility. At June 30, 2003, the Company considers the estimated fair market value of the mortgage notes to be $273 million.

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

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months		Six Months
	Ended June 30		Ended June 30

(dollars in thousands, except per share amounts)	2003	2002	2003	2002

Net income — as reported	9,252	1,967	16,169	1,551

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all stock option awards (net of related tax effects)	(557)	(1,101)	(1,115)	(2,203)

Pro forma net income (loss)	8,695	866	15,054	(652)

Earnings per share:
Earnings per share – as reported	$0.25	$0.05	$0.44	$0.04
Earnings per share – pro forma	$0.24	$0.02	$0.41	($0.02)

Diluted – as reported	$0.25	$0.05	$0.44	$0.04
Diluted – pro forma	$0.24	$0.02	$0.41	($0.02)

Note 10. Realty Land Sales and Associated Costs

In accordance with Statement of Financial Accounting Standard No. 66, “Accounting for Sale of Real Estate,” revenue for realty land sales is recognized upon the closing of sales contracts, provided the buyer’s initial and continuing investments are adequate, risks of ownership have been transferred to the buyer, and collection of the sales proceeds is reasonably assured.

The net book value of land is classified as “assets held for sale” in the Consolidated Balance Sheets when a sale is considered probable and expected to close within one year (i.e., a sales contract is executed and significant non-refundable monies are provided by the buyer.) Not all land sales, especially smaller parcels, will meet the criteria described above.

The Company capitalizes infrastructure costs (including costs of infrastructure assets deeded to governmental authorities) into the basis of commercial real estate developments benefiting from such infrastructure, and allocates these costs to the individual parcels within a development on a relative fair value basis in accordance with Statement of Financial Accounting Standard No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.”

Note 11. Real Estate Joint Ventures

On January 24, 2003, the Company acquired four commercial buildings for $23.3 million, three of which were previously 50%-owned and held in joint ventures with a third party. The total purchase price has been allocated to the acquired land, building, identifiable intangibles and liabilities assumed based on their estimated fair values at the date of acquisition. The acquisition of these joint venture interests resulted in a change from the equity method of accounting to consolidation of the operating results of the buildings previously held in partnership into the operating results of the Company. Operating revenues and expenses from these buildings are now included in Flagler’s realty rental and services revenues and expenses and were $1.0 million and $1.7 million of revenues, and $0.7 million and $1.1 million of expenses for the three and six months ended June 30, 2003, respectively.

Flagler had investments in 50%-owned joint ventures of $18.7 million and $26.3 million at June 30, 2003 and December 31, 2002, respectively, the business of which is the development and leasing of commercial real estate. On July 1, 2003, Flagler sold its investment in these joint ventures for $22.3 million for an estimated gain of $2.9 million. As discussed in Note 3, these investments are now accounted for in discontinued operations for all periods presented.

Note 12. Segment Information

The Company follows Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information” (SFAS 131). Under the provisions of SFAS 131, the Company has two reportable operating segments, both within the same geographic area. These are the railway and realty segments.

The railway segment provides freight transportation along the east coast of Florida between Jacksonville and Miami.

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

Information by industry segment:

		(dollars in thousands)
		(unaudited)
	Three Months		Six Months
	Ended June 30		Ended June 30

	2003	2002	2003	2002

Operating Revenues:
Railway operations	45,227	41,671	89,498	82,609
Realty:
Flagler realty rental and services	16,401	17,050	32,507	31,856
Flagler realty sales	9,435	1,236	21,694	3,787
Other rental	782	889	1,529	1,684
Other sales	793	903	3,431	1,468

Total realty	27,411	20,078	59,161	38,795
Total revenues (segment)	72,638	61,749	148,659	121,404
Intersegment revenues	—	(27)	—	(64)

Total revenues (consolidated)	72,638	61,722	148,659	121,340

Operating Expenses:
Railway operations	33,999	30,778	69,439	62,014
Realty:
Flagler realty rental and services	15,829	13,081	30,748	25,485
Flagler realty sales	2,586	458	11,219	1,601
Other rental	1,773	1,148	2,867	2,307

Total realty	20,188	14,687	44,834	29,393
Corporate general & administrative	2,981	3,626	5,897	5,559

Total expenses (segment)	57,168	49,091	120,170	96,966
Intersegment expenses	—	(27)	—	(64)

Total expenses (consolidated)	57,168	49,064	120,170	96,902

Operating Profit (Loss):
Railway operations	11,228	10,893	20,059	20,595
Realty	7,223	5,391	14,327	9,402
Corporate general & administrative	(2,981)	(3,626)	(5,897)	(5,559)

Segment & consolidated operating profit	15,470	12,658	28,489	24,438

Interest income	237	49	394	123
Other income	2,942	2,894	5,193	6,735
Interest expense	(4,207)	(5,149)	(8,504)	(9,940)

	(1,028)	(2,206)	(2,917)	(3,082)

Income before income taxes	14,442	10,452	25,572	21,356
Provision for income taxes	(5,560)	(4,037)	(9,845)	(8,235)

Income from continuing operations	8,882	6,415	15,727	13,121

Discontinued Operations:
Income (loss) from operation of discontinued operations (net of taxes)	155	(4,448)	415	(11,570)
Gain on disposition of discontinued operations	215	—	27	—

Net Income	9,252	1,967	16,169	1,551

(Prior year’s results have been reclassified to conform to current year’s presentation.)

Note 13. Stock Purchase Loans

Certain directors, officers and senior management acquired stock pursuant to grants made by the Compensation Committee in 2000 and executed promissory notes therefor. The current indebtedness is $1.7 million. These notes bear interest, compounded annually, at a rate of 6.10% for notes executed in December 2000 and 5.9% for notes executed in January 2001, must be paid within three years and are secured by a pledge of the shares purchased.

The Company’s directors and officers that have not already done so are expected to repay these stock purchase loans provided by the Company in 2000 at any time on or before the loans’ due dates which are in December 2003 and January 2004 (refer to the Company’s proxy statements dated April 23, 2002 and April 28, 2003 for more information). Pursuant to these loans, directors and officers purchased 48,099 Class A common shares of the Company at prices ranging from $34.13 to $37.81 per share. The Company may accept cash or tendered shares, valued at the market price on date of tender, in repayment for these loans.

Note 14. The St. Joe Company

Flagler Development Company, a wholly owned subsidiary, owns, develops, leases and manages commercial and industrial properties throughout Florida. Effective as of January 1, 1998, The St. Joe Company and Flagler entered into a management agreement, pursuant to which Flagler appointed St. Joe as its agent to provide property management, property development and construction coordination services for Flagler’s real estate business. Prior to October 9, 2000, St. Joe owned 54% of the Company’s stock, which it distributed to its shareholders on that date. St. Joe continues to provide property management, leasing and development services for certain Flagler properties under contracts which expire in October 2003. Under the revised agreement, St. Joe was required to pay Flagler $6 million in three annual installments commencing on October 9, 2000. Flagler paid St. Joe and certain of its affiliates the following amounts during the second quarter of 2003 and 2002, respectively: property management services of $0.7 million and $0.8 million, development fees of $0 million and $0.1 million, construction coordination fees of $0.1 million and $0.1 million, and leasing commissions of $1.2 million and $0.2 million.

Item 2.

Management’s Discussion and Analysis of the Consolidated
Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include the Company’s present expectations or beliefs concerning future events. These statements may be identified by the use of words like “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could,” and other expressions that indicate future events and trends. The Company cautions that such statements are necessarily based on certain assumptions, which are subject to risks and uncertainties that could cause actual results to materially differ from those contained in these forward-looking statements. Such forward-looking statements may include, without limitation, statements that the Company does not expect that lawsuits, environmental costs, commitments, including future contractual obligations, contingent liabilities, financing availability, labor negotiations or other matters will have a material adverse effect on its consolidated financial condition, statements concerning future capital needs and sources of such capital funding, statements concerning future intentions with respect to the payment of dividends and other potential capital distributions, future growth potential of the Company’s lines of business, performance of the Company’s product offerings, other similar expressions concerning matters that are not historical facts, and projections relating to the Company’s financial results. The Company cautions that such statements are necessarily based on certain assumptions, which are subject to risks and uncertainties that could cause actual results to materially differ from those contained in these forward-looking statements. Important factors that could cause such differences include, but are not limited to, the changing general economic conditions (particularly in the state of Florida, the southeast US and the Caribbean) as they relate to economically sensitive products in freight service and building rental activities; ability to manage through economic recessions or downturns in customer’s business cycles; industry competition; possible future changes in the Company’s structure, lines of business, business and investment strategies, and related implementation; legislative or regulatory changes; technological changes; volatility of fuel prices (including volatility caused by military actions); changes in depreciation rates resulting from future railway right-of-way and equipment life studies; the ability of the Company to complete its financing plans, settle future contractual obligations as estimated in time and amount and conclude labor negotiations in a satisfactory way; changes in insurance markets, including increases in insurance premiums and deductibles; the availability and costs of attracting and retaining qualified independent third party contractors; liability for environmental remediation and changes in environmental laws and regulations; the ultimate outcome of environmental investigations or proceedings and other types of claims and litigation; natural events such as weather conditions, floods, earthquakes and forest fires; discretionary government decisions affecting the use of land and delays resulting from weather conditions and other natural occurrences that may affect construction or cause damage to assets; the ability of the buyers to terminate contracts to purchase real estate from the Company prior to the expiration of inspection periods; failure or inability of third parties to fulfill their commitments or to perform their obligations under agreements; costs and availability of land and construction materials; buyers’ ability to close transactions; the Company’s future taxable income and other factors that may affect the availability and timing of utilization of the Company’s deferred tax assets; uncertainties, changes or litigation related to tax laws, regulations and the application thereof that could limit the tax benefits of the EPIK sale or of other possible transactions involving the Company; whether FECI will implement the proposed reclassification of its shares; receipt of a favorable Internal Revenue Service ruling; the Company’s ability to pay dividends or to make other distributions to shareholders; and other risks inherent in the real estate and other businesses of the Company.

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

Results of Operations

Consolidated Results
Second Quarter and Six Months

The Company reported consolidated revenues of $72.6 million for the second quarter 2003, compared to $61.7 million in the second quarter 2002. The Company reported income from continuing operations of $8.9 million and $6.4 million for the quarters ended June 30, 2003 and 2002, respectively. The Company reported net income of $9.3 million, or $0.25 per diluted share, compared with net income of $2.0 million, or $0.05 per diluted share, in the second quarter 2002.

For the six months ended June 30, 2003, FECI reported consolidated revenues of $148.7 million, compared to $121.3 million for the same period in 2002. The Company reported income from continuing operations of $15.7 million and $13.1 million for the six months ended June 30, 2003 and 2002, respectively. The Company reported net income of $16.2 million, or $0.44 per diluted share, for the six months ended June 30, 2003, compared to net income of $1.6 million, or $0.04 per diluted share, for the prior year period.

Railway
Second Quarter

Railway segment’s operating revenues increased $3.5 million at $45.2 million for 2003 versus $41.7 million for 2002. In late 2002, FECR began managing certain of the dray operations as a result of discontinuing the trucking division. This traffic increased FECR’s revenues $2.7 million in 2003 over 2002. Aggregate traffic increased $0.4 million or 2.8% to $13.8 million in 2003 versus $13.4 million in 2002, and vehicle traffic increased $0.2 million or 3.7% from 2002 to 2003. Included in Railway’s revenues in the second quarter 2003 were increases of $0.4 million due to fuel surcharges.

Operating expenses increased $3.2 million to $34.0 million for 2003, compared with $30.8 million for second quarter 2002. In late 2002, FECR began managing certain of the dray operations for intermodal shipments to the Railway, increasing expenses in second quarter $2.7 million over 2002. Fuel expense increased $0.6 million from 2002 due to the increased price of diesel fuel. Depreciation expense increased $0.6 million with higher capital programs. Casualty and insurance expenses decreased $0.4 million due to lower personal injury expenses.

Railway forward purchases fuel contracts to manage the risk of fuel price increases. As of June 30, 2003, Railway had forward purchase contracts of 5.3 million gallons for delivery from July 2003 to May 2004 for an average purchase price of $0.7289 per gallon before taxes and freight. This represents 57% of the estimated consumption for the remainder of 2003 and 26% for the first five months of 2004.

The Railway’s continuing “right-of-way” and “equipment” life study is expected to conclude during 2003. This study will potentially adjust the estimated remaining useful lives of the Railway’s major property, plant and equipment assets and thereby potentially affect future depreciation rates and expenses.

Six Months

Railway segment’s operating revenues were up $6.9 million at $89.5 million for 2003 versus $82.6 million for 2002. In late 2002, FECR began managing certain of the dray operations as a result of discontinuing the trucking division. This traffic increased FECR ‘s 2003 first six months’ revenues $5.1 million over 2002. In addition, revenues increased $0.8 million in 2003 due to fuel surcharges. Other increases were from additional aggregate rock traffic increasing $1.1 million in 2003 due to the increase in construction demand throughout the state of Florida. Paper, coal and forest products increased 11.2% or $0.4 million over 2002. Automotive traffic increased 2.3% or $0.2 million versus 2002. Intermodal revenues were down $0.1 million from 2002.

Operating expenses increased $7.4 million to $69.4 million for 2003, compared with $62.0 million for the first six months of 2002. In late 2002, FECR began managing certain of the dray operations for intermodal shipments to the Railway, increasing expenses in the first half $5.2 million over 2002. Fuel costs increased $1.2 million with the higher fuel prices. Depreciation costs increased $1.2 million from 2002 with higher capital programs.

Realty
Second Quarter

Flagler’s rental revenues decreased $0.7 million or 3.8% quarter-over-quarter from $17.1 million to $16.4 million. Included in 2002 revenues are net termination fees of $1.8 million. Before termination fees, rental revenues increased $1.1 million or 7.5%. Before termination fees, revenues from operating properties increased $1.3 million, primarily related to additional revenue from properties acquired in January 2003 of $1.2 million, offset by decreased “same store” revenue of $0.4 million. “Same store” revenues, before termination fees, were down quarter-over-quarter, primarily related to lower rental rates. Newer projects contributed a $0.5 million revenue increase due to occupancy improvements. Income from equity investments decreased $0.2 million due to Flagler’s acquisition of the Beacon Station partnership interests from Duke Realty in January 2003.

Flagler held 60 finished buildings with 6.6 million square feet, with occupancy of 87% at quarter end. “Same store” properties include 5.7 million square feet and occupancy of 87%, compared to 86% in the prior year. Flagler had eight projects with 994,000 square feet in various stages of development (403,000 square feet-under construction; 591,000 square feet-predevelopment) at quarter end. Projects under construction include 290,000 square feet of build-to-suit projects and a 113,000-square foot office project which is 53% preleased.

Flagler’s realty sales revenues increased from $1.2 million in 2002 to $9.4 million in 2003, primarily related to the sale of approximately 228 acres in Fort Pierce to Wal-Mart for $5.6 million, and two sales to Urbieta Oil for a combined $2.0 million in the Beacon Station Business Park.

Flagler’s operating expenses increased $2.7 million or 21.0% from $13.1 million to $15.8 million quarter-over-quarter. Properties acquired in 2003 contributed $0.8 million of the increase, including $0.5 million of depreciation and amortization increases. Existing operating properties’ expenses increased $1.4 million, mainly due to real estate taxes ($0.2 million), insurance ($0.2 million), repairs and maintenance ($0.1 million) and depreciation and amortization ($0.7 million). Included in existing operating properties’ expenses is the write off of unamortized lease commissions ($0.5 million), the write off of accrued straight-line rent asset ($0.2 million) and increased bad debt expense ($0.1 million) related to a significant tenant bankruptcy which occurred in the second quarter. Real estate taxes on undeveloped land increased $0.2 million. Corporate overhead expenses increased $0.4 million, mainly due to increased bad debt expenses related primarily to the previously mentioned bankrupt tenant, and increased staffing related to the upcoming transition of certain realty management services from The St. Joe Company.

Other realty rental expenses increased due to increased rental costs associated with land the Company leases at Port Everglades.

Flagler’s realty cost of sales increased $2.1 million from $0.5 million to $2.6 million, given increased sales activity in 2003.

During the second quarter of 2003, the Company discussed with Broward County and a large home improvement retailer the possible lease to the retailer of a substantial portion of the land at Port Everglades, Florida, that is subject to a long-term ground lease from the County to the Company. In this regard, the County Commission authorized the County staff to pursue a proposal to terminate the entire ground lease if the Company were to convey to the County, at no cost, certain land improvements, a warehouse on the leased land and a lease termination fee of $8 million. The Company has not accepted this proposal, which is subject to various contingencies and conditions, including the County’s leasing certain of the land to the retailer. However, negotiations continue among the parties.

The Company’s ground lease covers 97 acres owned in fee by Broward County at Port Everglades, which is located near Fort Lauderdale, Florida. The Company’s Railway is the exclusive rail-service provider to the Port. In acquiring the ground lease in 2000, the Company intended to work with the County to develop an intermodal transshipment yard and warehouses at the Port. The term of the ground lease runs until 2032 and provides for base rent of $4 million per year, which the Company records as operating expense, with six 10-year renewals at the Company’s option. The Company is also obligated to make an annual payment in lieu of ad valorem taxes on the ground lease property to the City of Hollywood, the amount of which is currently $0.2 million. The current net book value of the ground lease, related land improvements and a warehouse that the Company built on the site is $9.3 million. The Company has provided the County with a bank letter of credit in the amount of $10 million to secure its lease obligations, and the Company could be required to pay up to an additional $10 million if the lease were terminated due to the Company’s default. The warehouse is partially leased to a tenant and finalization of a lease of the remainder of the warehouse is pending, awaiting certain action by the County.

The ground lease permits the County to terminate the lease of portions of the land if the Company does not develop warehouse space on the land pursuant to a scheduled rate. Due to increased restrictions on Port access since the September 11th terrorist attacks, restrictions on allowable uses of Port property, changes in business conditions, and other factors, the pace of the Company’s development of warehouse space at the Port has been slower than originally contemplated and the Company and the County have not been able to reach agreement on developing an intermodal transshipment yard at the Port. During the second quarter of 2003, the County notified the Company that it was exercising its right to terminate the lease on a portion of the land. Various matters relating to the termination, including the amount of land and the resulting rent reduction, are unresolved between the parties.

In light of the foregoing, the Company is reviewing its alternatives with respect to this project. In future periods, the Company may record charges, which may be material, related to modifying, terminating or continuing the lease.

Six Months

Flagler’s rental revenues increased $0.6 million from $31.9 million in 2002 to $32.5 million in 2003. Included in 2002 revenues are net termination fees of $1.8 million. Excluding termination fees, the increase from year-to-year is $2.4 million or 8.2%. Excluding termination fees, revenues from operating properties increased $2.8 million, with $2.1 million of the increase attributable to properties acquired during 2003. “Same store” revenues decreased $0.3 million, excluding termination fees, with second quarter 2003 occupancy of 87%, compared to second quarter 2002 occupancy of 86%. Average occupancy for the six months ended June 30, 2003 was 86%, compared to 88% for the period ended June 30, 2002. Newer properties contributed additional revenue of $0.9 million related to occupancy increases. Income from equity investments decreased $0.4 million due to Flagler’s acquisition of the Beacon Station partnership interests from Duke Realty in January 2003.

Flagler’s realty sales revenues increased from $3.8 million in 2002 to $21.7 million in 2003. Real estate sales in 2003 included the Baptist Hospital sale ($9.5 million), Urbieta ($2.0 million), Fort Pierce ($5.6 million), Malabar ($1.0 million), Bonaventure ($1.3 million) and other parcel sales.

Flagler’s operating expenses increased $5.2 million or 20.7% from $25.5 million to $30.7 million. Properties acquired contributed $1.4 million of the increase, including $0.9 million of depreciation and amortization. Existing operating properties’ expenses increased $3.0 million, mainly due to real estate taxes ($0.4 million), insurance ($0.5 million), repairs and maintenance ($0.3 million) and increased depreciation and amortization ($0.9 million). Included in existing operating properties’ expenses is the write off of unamortized lease commissions ($0.5 million), the write off of accrued straight-line rent asset ($0.5 million) and increased bad debt expense ($0.2 million) related to a significant tenant bankruptcy which occurred in 2003. Real estate taxes on undeveloped land increased $0.4 million. Corporate overhead expenses increased $0.6 million due to additional staffing related to the transition of certain building operations from The St. Joe Company, bad debt expenses, legal expenses and deal chase costs.

Other realty rental expenses increased due to increased rental costs associated with land the Company leases at Port Everglades.

Flagler’s realty cost of sales increased $9.6 million from $1.6 million to $11.2 million, given increased sales activity in 2003.

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

During the third quarter 2002, Flagler sold an industrial building totaling approximately 300,000 square feet located in its Beacon Station Business Park. On July 1, 2003, Flagler sold its 50% interest in three 98,000-sq. ft. commercial office buildings located in the Beacon Pointe Office Park in South Florida previously held in partnership with Duke Realty Corporation. The results of these operations are presented as discontinued operations as follows:

	Three Months		Six Months
	Ended June 30		Ended June 30

(dollars in thousands)	2003	2002	2003	2002

Summary of Operating Results of Discontinued Operations
Flagler realty rental revenues	267	743	511	1,612
Flagler realty rental expenses	14	220	30	434

Income before income taxes	253	523	481	1,178
Income taxes	(98)	(201)	(185)	(453)

Income from discontinued operations	155	322	296	725

Corporate Expenses
Second Quarter and Six Months

Corporate expenses for the second quarter 2003 were $3.0 million, compared to $3.6 million for second quarter 2002. The decrease quarter-over-quarter primarily relates to costs recorded in second quarter 2002 associated with strategic initiatives, including consulting fees.

Corporate expenses for the six months ended June 30, 2003 and 2002 were $5.9 million and $5.6 million, respectively. The increase primarily relates to costs associated with professional services and increased compensation expenses. During the third quarter of 2002, restricted stock awards (pursuant to which restrictions lapse pro rata over four years) were granted to senior executives. The stock grants also provide for accelerated lapsing of restrictions based on the Company’s performance to pre-established targets. In the first quarter of 2003, the Compensation Committee of the Board of Directors approved performance acceleration of 25% of the grant. These grants result in additional recognition of compensation expense in 2003.

Interest Expense
Second Quarter and Six Months

Interest expense for the second quarter and first six months of 2003 was $4.2 million and $8.5 million, respectively. This compares with interest expense of $5.1 million and $9.9 million for the second quarter and first six months of 2002, respectively. The lower interest expense resulted primarily from decreased borrowings on the revolver and lower interest rates.

Other Income
Second Quarter and Six Months

Other income for the second quarter and first six months of 2003 was $2.9 million and $5.2 million, respectively, compared to $2.9 million and $6.7 million for the second quarter and first six months of 2002.

Pipe and wire crossing income for 2002 included $1.9 million of income from additional pipe and wire crossing agreements.

Provision for Income Taxes
Second Quarter and Six Months

Income tax expense represents an effective rate of 38.5% for the second quarter and first six months of 2003 and 2002. As a result primarily of the Company’s sale of EPIK in late 2002, the Company claimed a cash federal income tax refund of $74.6 million for that year, which was refunded to the Company during the second quarter of 2003. The Company’s federal income tax returns through year 1999 have been reviewed and closed by the Internal Revenue Service (IRS). The IRS is currently reviewing the 2000 and 2001 federal income tax returns.

Financial Condition, Liquidity and Capital Resources
Second Quarter and Six Months

Net cash generated by operating activities was $107.7 million and $27.6 million for the six months ended June 30 2003 and 2002, respectively. The year-to-year fluctuation in net cash generated by operating activities is the result of a $74.6 million income tax refund received during the second quarter of 2003. Net cash generated by operating activities is expressed net of gains on asset disposals, primarily building and land sales, which also fluctuate. Asset dispositions for the six months ended June 30, 2003 and 2002 generated pretax gains of $13.9 million and $3.7 million, respectively.

As a result primarily of the Company’s sale of EPIK in late 2002, the Company claimed a cash federal income tax refund of $74.6 million for that year, which was refunded to the Company during the second quarter of 2003. Additionally, as a result primarily of the EPIK sale, the Company expects to carry forward losses of $74.5 million (pretax), which are expected to be deductible from taxable income on the Company’s federal tax returns in future years. However, the Company cannot guarantee its realization of these expected future tax benefits, which are subject to possible future changes in federal income tax laws and differing interpretations thereof, among other factors.

During the six months ended June 30, 2003 and 2002, respectively, the Company invested approximately $48 million and $11 million at Flagler. For the six months ended June 30, 2003 and 2002, respectively, the Company’s capital investments at FECR were approximately $9 million and $16 million.

During the second quarter of 2003, the Company announced that its Board of Directors declared a sixty percent increase in the quarterly cash dividend on its Class A and Class B common stock to $0.04 per share from $0.025 per share. Total dividend payments for the second quarter of 2003 were $1.5 million compared to $0.9 million in the first quarter of 2003.

At June 30, 2003, the Company had in place a $200 million revolving credit facility pursuant to an agreement, as amended from time to time, between the Company and certain banking institutions (the Credit Facility Agreement). The description herein of the revolving credit facility is qualified in its entirety by reference to the Credit Facility Agreement, which is incorporated as Exhibit 10(b) to the Company’s Reports on Form 10-K for years ended December 31, 2000, 2001 and 2002. On February 7, 2003, the Credit Facility Agreement was extended for an additional year to March 31, 2005 and amended to reduce the facility’s size to $200 million, increase the stock repurchase and special dividend limit from $50 million to $150 million (which may be increased in 2004 to $200 million if certain financial ratio tests are met), increase the non-recourse mortgage financing limit from $250 million to $325 million, and make other miscellaneous modifications. At June 30, 2003, the Company had $0 million drawn on the revolving credit facility. Pursuant to the Credit Facility Agreement, the Company has agreed, among other things, to maintain certain financial ratios. The Company believes the most restrictive of such ratios is the Group Debt/EBITDA ratio (as defined in the Credit Facility Agreement). The Credit Facility Agreement provides that at June 30, 2003, the Company’s Group Debt/EBITDA ratio shall be no greater than 2.75. At June 30, 2003, the Company’s actual Group Debt/EBITDA ratio was 0.02. Pursuant to the Credit Facility Agreement, the required Group Debt/EBITDA ratio is 2.75 through December 31, 2003, and 2.50 from January 1, 2004 to March 31, 2005, all as more particularly set forth in the Credit Facility Agreement. Although no assurances can be given as to the Company’s future compliance with the Group Debt/EBITDA ratio covenant or other financial covenants, the Company has complied with the terms of the Credit Facility Agreement in the past and expects to continue to comply with them in the future.

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

Impairment of Long-lived Assets – The Company reviews the carrying value of its property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset or asset grouping may not be recoverable from the undiscounted future net cash flows expected to be generated over its remaining useful life. Detecting these events or changes in circumstances can be difficult. At June 30, 2003, management had not identified indicators of an impairment of value for any significant asset group of the Company’s. However, events or changes in circumstances could develop or occur that would cause the Company to evaluate the recovery of its long-lived assets and potentially record an impairment, the amount of which could be material. Assets that are deemed impaired are recorded at the lower of carrying amount or fair value.

Income Tax Provisions – FECI’s net deferred tax liability was $117.0 million and $106.7 million at June 30, 2003 and December 31, 2002, respectively. Included in these net liabilities is a tax asset of approximately $26 million and $37 million (federal and state), respectively, associated with net operating loss carry forwards. The net deferred tax liability is estimated based on the expected future tax consequences of items recognized in the financial statements. Management must use judgment when estimating the future timing and deductibility of expenses and loss carry forwards in the Company’s tax returns. A valuation allowance is required to be recorded if management expects that it is more likely than not that its deferred tax assets will not be realized. As of June 30, 2003 and December 31, 2002, FECI has no valuation allowance since it expects to realize its deferred tax assets. This expectation is primarily based upon FECI’s expectation that future operations will be sufficiently profitable to utilize the operating loss carry forwards, as well as the existence of various tax, business and other planning strategies available to the Company. However, the Company cannot guarantee that it will realize this tax asset or that future valuation allowances will not be required. Failure to utilize the tax asset could materially affect the Company’s financial results and financial position.

Revenue Recognition – Realty Rental Revenues – Revenues from realty rentals are primarily contractual base rents from leases of commercial property. The Company recognizes revenues from these base rents evenly over the lease term in accordance with SFAS No. 13, “Accounting for Leases.” SFAS No. 13 requires rental income from an operating lease be recognized on a straight-line basis over the non-cancelable lease term. Accordingly, total contractual minimum lease payments, including scheduled rent increases, are recognized as rental revenue evenly over the lease term. Accrued revenues from contractually scheduled rent increases in excess of amounts currently due amounted to $11.3 million and $9.3 million at June 30, 2003 and December 31, 2002, respectively, which is reported in other assets. The Company monitors this asset for collection risk and establishes reserves for any amounts deemed not collectible. However, amounts collected in future periods may vary from the Company’s expectations.

Real Estate Infrastructure Costs – The Company periodically constructs road, road structures and general infrastructure related to the development of commercial real estate. Certain of these infrastructure assets may be deeded, upon completion, to applicable governmental authorities. The Company believes these deeded items (e.g., roads) benefit and increase the value of the parcels within and adjacent to the related commercial real estate developments. The Company capitalizes all infrastructure costs (including costs of infrastructure assets deeded to government authorities) into the basis of its commercial real estate developments, and allocates these costs to the individual parcels within the park on a relative fair value basis in accordance with SFAS 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.”

In connection with infrastructure assets deeded to government authorities, certain government authorities may agree to reimburse the Company certain of its construction costs for the deeded assets based on and to the extent of annual incremental taxes (such as property taxes) as may be collected by the government authority from the applicable properties over a stipulated period of time. Prior to and at the date of deeding the infrastructure asset to the government authority, reimbursements are accounted for as a reduction in the allocated costs described above to the extent the Company’s receipt of such reimbursements has become fixed and determinable, based upon the related incremental taxes having been assessed and become payable. The Company does not recognize expected future tax reimbursements even though they may be probable and estimable, until they become fixed and determinable.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change to the disclosures made under the heading “Quantitative and Qualitative Disclosures about Market Risk” on page 31 of the Company’s 2002 Annual Report on Form 10-K.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003.

Changes in Internal Control over Financial Reporting

There were no changes in the registrant’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the registrant’s last fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II

Item 1.

LEGAL PROCEEDINGS

There are no new legal or regulatory proceedings pending or known to be contemplated which, in management’s opinion, are other than normal and incidental to the kinds of businesses conducted by the Company.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 28, 2003. There were 17,035,365 shares of Class A Common Stock and 19,609,216 shares of Class B Common Stock outstanding as of the Record Date, April 4, 2003. Of this amount, there were 15,757,463 Class A Common Stock and 18,830,435 Class B Common Stock represented in person or by proxy.

Proposal 1: The election of ten directors: two directors to be elected by Class A shareholders; eight directors to be elected by Class B shareholders.

	Number of Votes Cast

	Votes For	Votes Withheld

Common Class A — Name
Allen C. Harper	15,512,978	244,485
Gilbert Lamphere	15,529,037	228,426

Common Class B — Name
Robert W. Anestis	17,841,232	989,203
Richard S. Ellwood	18,814,083	16,352
J. Nelson Fairbanks	18,812,815	17,620
David M. Foster	18,814,060	16,375
Adolfo Henriques	18,813,827	16,608
Joseph Nemec	18,814,461	15,974
Herbert H. Peyton	18,813,306	17,129
Winfred L. Thornton	17,936,679	893,756

Proposal 2: Proposal to amend Florida East Coast Industries’ Amended and Restated Articles of Incorporation to reclassify the Class A common stock and the Class B common stock into a single class of common stock.

	Number of Votes Cast

	For	Against	Abstain	Broker Non-Vote

Common Class A	13,768,354	173,554	4,410	1,811,145
Common Class B	16,583,992	18,118	5,695	2,222,630

Combined Totals	30,352,346	191,672	10,105	4,033,775

Item 5.

OTHER INFORMATION

FECR’s traffic volume and revenues for the three months ended June 30, 2003 and 2002, respectively, are shown below. Also, Realty segment’s revenues for the three months ended March 31, 2003 and 2002, and June 30, 2003 and 2002, respectively, are shown below. FECR’s and Realty segment’s quarterly operating expenses are also presented below.

TRAFFIC
Three Months Ended June 30
(dollars and units in thousands)

	2003	2002	Percent	2003	2002	Percent
Commodity	Units	Units	Variance	Revenues	Revenues	Variance

Rail carloads
Crushed stone	30.4	29.5	3.1	13,794	13,412	2.8
Construction materials	1.4	1.3	7.7	795	761	4.5
Vehicles	6.0	5.8	3.4	4,925	4,751	3.7
Foodstuffs	3.1	2.9	6.9	2,306	2,166	6.5
Chemicals	0.9	1.0	(10.0)	1,085	1,214	(10.6)
Paper	1.8	1.7	5.9	1,707	1,707	—
Other	3.8	3.4	11.8	2,255	2,035	10.8

Total carload	47.4	45.6	3.9	26,867	26,046	3.2
Intermodal	61.8	64.0	(3.4)	14,938	14,980	(0.3)

Total freight units/revenues	109.2	109.6	(0.4)	41,805	41,026	1.9

Drayage	13.0	—	—	2,692	—	—

Ancillary revenue	—	—	—	730	645	13.2

(Prior year’s results have been reclassified to conform to current year’s presentation.)

RAILWAY OPERATING EXPENSES
(dollars in thousands)
(unaudited)

	Three Months	Three Months
	Ended June 30	Ended June 30
	2003	2002

Compensation & benefits	12,316	12,736
Fuel	3,361	2,720
Equipment rents (net)	717	1,048
Car hire (net)	(538)	(972)
Depreciation	4,890	4,305
Purchased services	1,870	2,076
Repairs to/by others (net)	(871)	(1,208)
Load/unload	1,839	1,823
Casualty & insurance	1,257	1,631
Property taxes	1,244	1,185
Materials	2,486	2,138
General & administrative expenses	2,195	2,279
Drayage	2,667	—
Other	566	1,017

Total operating expenses	33,999	30,778

(Prior year’s results have been reclassified to conform to current year’s presentation.)

REALTY SEGMENT REVENUES
(dollars in thousands)
(unaudited)

	Three Months	Three Months
	Ended March 31	Ended March 31
	2003	2002

Rental revenues – Flagler	13,122	12,475
Rental income – straight-line rent adjustments	1,109	755
Operating expense recoveries	1,315	926
Rental revenues – undeveloped land	302	262
Equity pickups	62	211
Other rental revenues	196	177

Total rental revenue – Flagler properties	16,106	14,806
Rental revenues – other realty operations	747	795

Total rental revenues	16,853	15,601

Building and land sales – Flagler	12,259	2,551
Building and land sales – other realty operations	2,638	565

Total building and land sales revenues	14,897	3,116

Total realty segment revenues	31,750	18,717

(Prior year’s results have been reclassified to conform to current year’s presentation.)

REALTY SEGMENT REVENUES
(dollars in thousands)
(unaudited)

	Three Months	Three Months
	Ended June 30	Ended June 30
	2003	2002

Rental revenues – Flagler	13,520	14,269
Rental income – straight-line rent adjustments	1,135	891
Operating expense recoveries	1,255	1,198
Rental revenues – undeveloped land	285	260
Equity pickups	—	214
Other rental revenues	206	218

Total rental revenue – Flagler properties	16,401	17,050
Realty revenues – other realty operations	782	889

Total rental revenues	17,183	17,939

Building and land sales — Flagler	9,435	1,236
Building and land sales – other realty operations	793	903

Total building and land sales revenues	10,228	2,139

Total realty segment revenues	27,411	20,078

(Prior year’s results have been reclassified to conform to current year’s presentation.)

REALTY SEGMENT EXPENSES
(dollars in thousands)
(unaudited)

	Three Months	Three Months
	Ended June 30	Ended June 30
	2003	2002

Real estate taxes – developed	2,181	1,835
Repairs & maintenance – recoverable	629	507
Services, utilities, management costs	3,049	2,574

Total expenses subject to recovery – Flagler properties	5,859	4,916
Real estate taxes – Flagler undeveloped land	887	713
Repairs & maintenance – non-recoverable	197	245
Depreciation & amortization — Flagler	6,916	5,818
SG&A — non-recoverable — Flagler	1,970	1,389

Total – non-recoverable expenses – Flagler properties	9,970	8,165

Total rental expenses – Flagler properties	15,829	13,081

Real estate taxes – other undeveloped land	153	107
Depreciation & amortization — other	28	10
SG&A — non-recoverable — other	1,592	1,031

Total rental expenses – other realty operations	1,773	1,148

Total rental expenses	17,602	14,229

Realty sales expenses	2,586	458

Total operating expenses	20,188	14,687

(Prior year’s results have been reclassified to conform to current year’s presentation.)

Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Report or furnished with this Report.

(b) Reports on Form 8-K

1.     The Registrant furnished information under Item 9 on Form 8-K on April 18, 2003, reporting information the Registrant elected to disclose through Form 8-K pursuant to Regulation FD. The information advised that Mr. Robert W. Anestis, Chief Executive Officer, and Mr. Richard G. Smith, Chief Financial Officer, Florida East Coast Industries, Inc., had made certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which accompanied FECI’s Annual Report on Form 10-K/A for the year ended December 31, 2002.

2.     The Registrant furnished information under Item 9 on Form 8-K on April 23, 2003, reporting information the Registrant elected to disclose through Form 8-K pursuant to Regulation FD. The information advised that in accordance with Securities and Exchange Commission Release No. 33-8216, the following information, which is intended to be furnished under Item 12, “Results of Operations and Financial Condition,” is instead being furnished under Item 9. This information shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing. Florida East Coast Industries, Inc. issued a press release on this date, describing its results of operations for the first quarter ended March 31, 2003. A copy of the press release was attached as Exhibit 99 to this report.

3.     The Registrant furnished information under Item 9 on Form 8-K on May 14, 2003, reporting information the Registrant elected to disclose through Form 8-K pursuant to Regulation FD. The information concerned presentations to be made by Mr. Robert W. Anestis, Chairman, President and Chief Executive Officer of Florida East Coast Industries, Inc., to various potential investors at various locations in New York City and Boston on May 14 and 15, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLORIDA EAST COAST INDUSTRIES, INC.
(Registrant)

Date: 7/24/03	/s/ Mark A. Leininger

Mark A. Leininger, Vice President and Controller

Date: 7/24/03	/s/ Richard G. Smith

Richard G. Smith, Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

PAGE
S-K ITEM 601	DOCUMENTS	NUMBERS

3.(i)	Amended and Restated Articles of Incorporation	*

3.(ii)	Amended and Restated By-Laws	*

4	Stock Purchase Rights	#

10	Amendment dated March 6, 2003 to October 30, 1998 Employment Agreement between FECI and R.W. Anestis	28-29

99.1	Section 302 Certifications	30-31

99.2	Section 906 Certification	32

* Amended and Restated Articles of Incorporation and Amended and Restated By-Laws of the Registrant, incorporated by reference to Appendices D and E, respectively, to the definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on February 4, 2000 (Registration No. 001-08728).

# Stock Purchase Rights and Rights Agreement, incorporated by reference to Exhibit 1 to Florida East Coast Industries, Inc.’s Registration Statement on Form 8A, filed with the Securities and Exchange Commission on October 4, 2000.