Form 10-Q
period 2003-09-30
FLORIDA EAST COAST INDUSTRIES INC
filed 2003-10-24
CIK 740796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES (X) NO (  )

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at September 30, 2003

Common Stock-no par value	36,683,998 shares

FLORIDA EAST COAST INDUSTRIES, INC.

PART I

FINANCIAL INFORMATION

INDEX

Page
Numbers

Item 1. Financial Statements
Consolidated Balance Sheets - September 30, 2003 and December 31, 2002	3
Consolidated Statements of Income - Three Months and Nine Months Ended September 30, 2003 and 2002	4
Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2003 and 2002	5
Notes to Condensed Consolidated Financial Statements	6-15
Item 2. Management’s Discussion and Analysis of the Consolidated Financial Condition and Results of Operations
Comparison of Third Quarter 2003 versus Third Quarter 2002 and Nine Months 2003 versus Nine Months 2002	16-21
Changes in Financial Condition, Liquidity and Capital Resources	21-22
Other Matters	22-23
Item 3. Quantitative and Qualitative Disclosures about Market Risk	23
Item 4. Controls and Procedures	23-24
PART II
OTHER INFORMATION
Item 1. Legal Proceedings	24
Item 2. Changes in Securities and Use of Proceeds	24
Item 5. Other Information	25-26
Item 6. Exhibits and Reports on Form 8-K	27

FLORIDA EAST COAST INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30	December 31
	2003	2002

	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	91,967	83,872
Accounts receivable (net)	27,236	20,538
Income tax receivable	—	74,572
Materials and supplies	2,671	1,710
Assets related to discontinued operations	—	2,224
Assets held for sale (Note 10)	13,410	—
Deferred income taxes	25,788	15,400
Other current assets	9,028	6,760

Total current assets	170,100	205,076
Properties, Less Accumulated Depreciation and Amortization	810,286	795,650
Other Assets and Deferred Charges	21,402	50,510

Total Assets	1,001,788	1,051,236

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	30,852	30,901
Short-term debt (Note 8)	2,787	2,641
Accrued casualty and other liabilities	1,945	2,047
Liabilities related to discontinued operations	—	2,464
Other accrued liabilities	39,029	12,343

Total current liabilities	74,613	50,396
Deferred Income Taxes	143,067	122,103
Long-Term Debt, net of current portion (Note 8)	239,034	294,143
Accrued Casualty and Other Liabilities	10,659	11,278
Shareholders’ Equity:
Common Stock: (Note 2)
Common stock; no par value; 150,000,000 shares authorized; 37,555,591 shares	76,080	68,888
issued and 36,683,998 shares outstanding at September 30, 2003, and 37,436,515 shares issued and 36,637,431 shares outstanding at December 31, 2002
Retained earnings	475,167	516,937
Restricted stock deferred compensation	(5,410)	(3,154)
Treasury stock at cost (871,593 shares)	(11,422)	(9,355)

Total shareholders’ equity	534,415	573,316

Total Liabilities and Shareholders’ Equity	1,001,788	1,051,236

(Prior year’s results have been reclassified to conform to current year’s presentation.)

See accompanying notes to unaudited condensed consolidated financial statements.

FLORIDA EAST COAST INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)
(unaudited)

	Three Months		Nine Months
	Ended September 30		Ended September 30

	2003	2002	2003	2002

Operating revenues	87,096	58,192	235,370	179,024
Operating expenses	(85,812)	(48,156)	(204,400)	(144,561)

Operating profit	1,284	10,036	30,970	34,463
Interest income	365	89	759	212
Other income (Note 7)	2,224	1,748	7,417	8,483
Interest expense	(4,137)	(5,137)	(12,641)	(15,077)

	(1,548)	(3,300)	(4,465)	(6,382)
(Loss) income before income taxes	(264)	6,736	26,505	28,081
Provision for income taxes	102	(2,593)	(10,204)	(10,813)

(Loss) income from continuing operations	(162)	4,143	16,301	17,268
Discontinued Operations: (Note 3)
Loss from operation of discontinued operations (net of taxes)	(93)	(152,514)	(414)	(164,088)
Gain on disposition of discontinued operations (net of taxes)	1,301	988	1,328	988

Income (loss) from discontinued operations	1,208	(151,526)	914	(163,100)
Net income (loss)	1,046	(147,383)	17,215	(145,832)

Earnings Per Share:
(Loss) income from continuing operations - basic & diluted	$(0.00)	$0.11	$0.44	$0.47
Loss from operation of discontinued operations – basic	—	$(4.18)	$(0.01)	$(4.50)
Loss from operation of discontinued operations – diluted	—	$(4.16)	$(0.01)	$(4.48)
Gain on disposition of discontinued operations - basic & diluted	$0.03	$0.03	$0.04	$0.03

Net income (loss) - basic	$0.03	$(4.04)	$0.47	$(4.00)
Net income (loss) - diluted	$0.03	$(4.02)	$0.47	$(3.98)
Average shares outstanding – basic	36,509,557	36,440,611	36,500,847	36,442,184
Average shares outstanding – diluted	36,509,557	36,631,064	36,810,584	36,621,124

(Prior year’s results have been reclassified to conform to current year’s presentation.)

See accompanying notes to unaudited condensed consolidated financial statements.

FLORIDA EAST COAST INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months
	Ended September 30

	2003	2002

Cash Flows from Operating Activities:
Net income (loss)	17,215	(145,832)
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	35,931	49,012
Restructuring charges and other costs	—	5,474
Payment of restructuring charges	—	(4,512)
Asset and impairment charge	—	238,066
FLX exit costs	—	3,839
Gain on sales and other disposition of properties	(25,827)	(10,870)
Non-cash gain on contract termination	—	(9,437)
Deferred taxes	10,576	(91,541)
Other	2,360	(577)

	40,255	33,622
Changes in operating assets and liabilities:
Accounts receivable	(5,873)	6,695
Other current assets	(5,244)	(683)
Other assets and deferred charges	715	1,888
Accounts payable	(1,042)	(17,650)
Income taxes receivable	74,572	7,305
Other current liabilities	22,993	17,106
Accrued casualty and other long-term liabilities	(860)	(4,415)

	85,261	10,246
Net cash generated by operating activities	125,516	43,868
Cash Flows from Investing Activities:
Purchase of properties	(77,349)	(39,831)
Proceeds from disposition of assets	72,980	26,023

Net cash used in investing activities	(4,369)	(13,808)
Cash Flows from Financing Activities:
Proceeds from exercise of options	1,564	—
Purchase of common stock	(668)	(68)
Payments of mortgage debt	(1,963)	(1,827)
Net payments of line of credit	(53,000)	(11,000)
Payment of dividends	(58,985)	(2,742)

Net cash used in financing activities	(113,052)	(15,637)
Net Increase in Cash and Cash Equivalents	8,095	14,423
Cash and Cash Equivalents at Beginning of Period	83,872	14,089

Cash and Cash Equivalents at End of Period	91,967	28,512

Supplemental Disclosure of Cash Flow Information:
Cash received for income tax refunds	(74,216)	(7,984)

Cash paid for interest	13,386	14,001

See accompanying notes to unaudited condensed consolidated financial statements.

FLORIDA EAST COAST INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all accruals and adjustments considered necessary to present fairly the Company’s financial position as of September 30, 2003 and December 31, 2002, the results of operations for the three-month and nine-month periods ended September 30, 2003 and 2002 and cash flows for the nine-month periods ended September 30, 2003 and 2002. Results for interim periods are not necessarily indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company’s 2002 Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Note 2. Recapitalization

On February 27, 2003, FECI’s Board of Directors approved the submission of a proposal to shareholders to amend the Company’s Articles of Incorporation to eliminate the Company’s dual-class structure by reclassifying the Company’s Class A common stock and Class B common stock into a new single class of common stock on a one-for-one basis. The reclassification was subsequently approved at the Annual Meeting of Shareholders held on May 28, 2003. On September 10, 2003, FECI and The St. Joe Company received a favorable ruling from the U.S. Internal Revenue Service regarding FECI’s reclassification of its Class A and Class B common stock into a single class of common stock. The letter ruling confirmed that the proposed reclassification would not have an adverse affect on the tax-free status of the October 2000 spin-off of St. Joe’s equity interest in FECI to St. Joe’s shareholders. FECI filed an amendment to its Articles of Incorporation with the Secretary of State of Florida in order to effect the reclassification on September 22, 2003. The condensed consolidated financial statements reflect the reclassification for all periods presented. The single class of common stock trades on the New York Stock Exchange under the ticker symbol “FLA.”

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

	Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30

(dollars in thousands)	2003	2002	2003	2002

Summary of Operating Results of Discontinued Operations
Trucking revenues	—	6,497	—	22,940
Trucking expenses	—	7,913	(259)	27,601

(Loss) income before income taxes	—	(1,416)	259	(4,661)
Income taxes	—	545	(100)	1,794

(Loss) income from discontinued operations	—	(871)	159	(2,867)

(Loss) gain on disposition of discontinued operations (net of taxes of $17 for the nine months ended September 30, 2003 and $1,477 for the three and nine months ended September 30, 2002)	—	(2,362)	27	(2,362)

During the third quarter of 2002, the Company adopted a plan to discontinue its trucking operations. Certain liabilities were accrued related to this exit plan. A roll-forward of the liabilities through September 30, 2003 is as follows:

	Employee
	Severance	Tractor/Trailer
(dollars in thousands)	Costs	Disposition Costs	Other	Totals

Accruals @ 12/31/02	694	—	461	1,155
Additions & adjustments*	(182)	367	(229)	(44)
Utilization	(323)	(367)	(130)	(820)

Ending balance @ 9/30/03**	189	—	102	291

*- Any additions and adjustments to the liabilities that resulted from changes in estimates or final determinations are accounted for as gain or loss on disposition of discontinued operations on the consolidated financial statements.

**-These amounts are included in Railway’s liabilities as of September 30, 2003.

Real Estate

At December 31, 2002, Flagler owned a 101,000-rentable sq. ft. commercial office building located at its Beacon Station business park that was classified as held for sale. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), operations of this building were classified as discontinued operations. However, during the first quarter of 2003, the Company terminated negotiations with the prospective buyer of the building and the building is no longer being marketed for sale.

Accordingly, this building is no longer classified as a discontinued operation and it has been reclassified into continuing operations. All prior periods have been reclassified to conform to the current presentation. Revenues of $0.4 million and $0.4 million for the quarters ended September 30, 2003 and 2002, and $1.1 million and $1.2 million for the nine months ended September 30, 2003 and 2002, respectively, and expenses of $0.2 million and $0.2 million for the quarters ended September 30, 2003 and 2002, and $0.6 million and $0.6 million for the nine months ended September 30, 2003 and 2002, respectively, have been reclassified to continuing operations. This building is currently stated at its original net book value, which is considered to be at or below market value.

During the third quarter 2002, Flagler sold an industrial building totaling approximately 300,000 sq. ft. located in its Beacon Station business park. On July 1, 2003, Flagler sold its 50% interest in three 98,000-sq. ft. commercial office buildings located in the Beacon Pointe Office Park in South Florida previously held in partnership with Duke Realty Corporation. At September 30, 2003, Flagler had a contractual agreement to sell an industrial building located in its Gran Park at SouthPark business park in Orlando, and such building was considered “held for sale” under the provisions of SFAS 144. Accordingly, each of these properties and interests are classified and accounted for as discontinued operations, and all periods presented have been restated for the discontinued operations of the properties and ownership interests.

	Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30

(dollars in thousands)	2003	2002	2003	2002

Summary of Operating Results of Discontinued Operations
Flagler realty rental revenues	83	761	979	2,880
Flagler realty rental expenses	235	596	1,847	1,525

(Loss) income before income taxes	(152)	165	(868)	1,355
Income taxes	59	(64)	335	(522)

(Loss) income from discontinued operations	(93)	101	(533)	833

Gain on disposition of discontinued operations (net of taxes of $1,119 and $2,182, respectively)	1,763	3,350	1,763	3,350

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

	Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30

(dollars in thousands)	2003	2002	2003	2002

Summary of Operating Results of Discontinued Operations
EPIK revenues	—	4,842	—	14,915
EPIK expenses	—	251,790	65	288,099

Operating loss	—	(246,948)	(65)	(273,184)
Other income	—	191	—	9,681

Loss before income taxes	—	(246,757)	(65)	(263,503)
Income taxes	—	95,013	25	101,449

Loss from discontinued operations	—	(151,744)	(40)	(162,054)

Loss on disposition of discontinued operations (net of taxes of $298)	(462)	—	(462)	—

In the course of the strategic alternatives review conducted primarily in the third quarter of 2002, the Company obtained information about deteriorating conditions in the telecommunications industry, the prospects for EPIK’s business, the fair value of the Company’s investment in EPIK, and the alternatives available to the Company in respect of this investment. As a result, the Company concluded that EPIK’s long-lived assets had no material value whether held for use or sold. Accordingly, in the third quarter of 2002, the Company fully impaired the carrying value of EPIK’s long-lived assets. On November 22, 2002, the Company was approached by a party with a proposal to purchase EPIK for contingent consideration if the Company provided $24 million of funds for the purchaser’s use in connection with EPIK. After negotiation, agreement was reached which included a commitment by the Company to provide funds totaling $16.5 million, net, for the purchaser’s use in connection with EPIK. The Company sold the stock of EPIK on December 3, 2002. The resulting gain the Company recognized during the fourth quarter of 2002 from the disposition of EPIK resulted from the difference between EPIK’s negative book value, $39.6 million, and the net cash provided for purchaser’s use, $16.5 million, other transaction fees and costs, $6.3 million, and income taxes, $6.5 million, as discussed in the Company’s 8-K filed on December 17, 2002.

At the time of EPIK’s sale, the Company accrued certain liabilities (primarily employee severance) related to the sale. A roll-forward of the liabilities through September 30, 2003 is as follows:

	Employee
	Severance
(dollars in thousands)	Costs	Other	Totals

Accruals @ 12/31/02	2,279	531	2,810
Additions & adjustments**	608	152	760
Utilization	(1,991)	(683)	(2,674)

Ending balance @ 9/30/03	896	—	896

**- Any additions and adjustments to the liabilities that resulted from changes in estimates or final determinations are accounted for as gain or loss on disposition of discontinued operations on the consolidated financial statements. Additions primarily represent reimbursements to the buyer for settlements with previous EPIK employees related to claims for payment under certain employee agreements.

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

During the second quarter, the Company discussed with Broward County (the County) and a large home improvement retailer the possible lease to the retailer of a substantial portion of the land at Port Everglades, Florida that is subject to a long-term ground lease from the County to the Company. In this regard, the County Commission authorized the County staff to pursue a proposal to terminate the entire ground lease if the Company were to convey to the County, at no cost, certain land improvements, a warehouse on the leased land and a lease termination fee of $8 million. The Company did not accept this proposal, which was subject to various contingencies and conditions that were not subsequently fulfilled. However, negotiations have continued during the third quarter of 2003.

The Company’s ground lease covers 97 acres owned in fee by Broward County at Port Everglades, which is located near Fort Lauderdale, Florida. The Company’s Railway is the exclusive rail-service provider to the Port. In acquiring the ground lease in 2000, the Company intended to work with the County to develop an intermodal transshipment yard and warehouses at the Port. The term of the ground lease runs until 2033 and provides for base rent of $4 million per year, which the Company records as operating expense, with six 10-year renewals at the Company’s option. The Company is also obligated to make an annual payment in lieu of ad valorem taxes on the ground lease property to the City of Hollywood, the amount of which is currently $0.2 million. The current net book value of the ground lease, related land improvements, a lease deposit, and a warehouse with tenant improvements that the Company built on the site is $10.2 million. The Company has provided the County with a bank letter of credit in the amount of $10.0 million to secure its lease obligations, and the Company could be required to pay up to an additional $9.4 million if the lease were terminated due to the Company’s default. The warehouse is fully leased to two tenants.

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

During the third quarter of 2003, the Company continued to review its alternatives with respect to this project and continued its negotiations with the County to modify or terminate the land lease. Based on these developments, the Company has recorded a charge of $16.4 million ($10.1 million after tax) in the third quarter, reflecting management’s estimate of the cost of ending the land lease. While management believes its estimate is reasonable given currently applicable facts and circumstances, in future periods the Company may record adjustments to this charge, which may be material, dependent upon future events.

Note 5. Earnings Per Share

The diluted weighted-average number of shares includes the net shares that would be issued upon the exercise of “in-the-money” stock options using the treasury stock method. Applying the treasury stock method, the “in-the-money” stock options resulted in the dilution of 309,737 shares and 178,940 shares for the nine-month periods ended September 30, 2003 and 2002, respectively. “Out-of-the-money” shares were 2,147,569 shares and 2,230,585 shares at September 30, 2003 and 2002, respectively.

Note 6. Dividends and Stock Repurchase

On August 28, 2003, the Company declared a dividend of $0.04 per share on its outstanding common stock, payable on September 25, 2003, to shareholders of record on September 11, 2003. Additionally, on August 28, 2003, the Company declared a special dividend of $1.50 per share on its outstanding common stock, payable on September 25, 2003, to shareholders of record on September 11, 2003. In addition, the Board of Directors authorized the expenditure of up to $75 million to repurchase its outstanding common stock through a program of open market purchases and privately negotiated transactions.

Mature shares of stock held by directors and employees and surrendered to the Company to repay loans or satisfy federal tax withholding obligations are shown as additions to treasury stock based on the number of shares surrendered and the market value at the time of surrender.

Note 7. Other Income

	Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30

(dollars in thousands)	2003	2002	2003	2002

Pipe & wire crossings/signboards	640	350	2,517	4,249
Fiber lease income	1,686	1,519	4,981	4,701
Other (net)	(102)	(121)	(81)	(467)

	2,224	1,748	7,417	8,483

(Prior year’s results have been reclassified to conform to current year’s presentation.)

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

Note 8. Debt

The Company maintains a $200 million revolving credit agreement with certain financial institutions, for which the Company presently pays (quarterly) commitment fees, as applicable under the agreement, at a range of 20-37.5 basis points annually. The borrowings under the credit agreement had been secured by the capital securities of FECR and FLX. During the first quarter of 2003, these securities were released to the Company as a result of its meeting certain pre-determined financial covenant thresholds over the prior two quarters and need not be re-pledged, provided the Company continues to meet certain financial covenant tests in the future. The Company’s revolving credit agreement contains various covenants which, among other things, require the maintenance of certain financial ratios related to fixed charge coverage and maximum leverage; establish minimum levels of net worth; establish limitations on indebtedness, certain types of payments, including dividends, liens and investments; and limit the use of proceeds of asset sales. Some of the above covenants provide specific exclusion of certain financing and investing activities at Flagler. Borrowings under the credit agreement bear interest at variable rates linked to the LIBOR Index. Interest on borrowings is due and payable on the “rollover date” for each draw. Outstanding borrowings can be paid off at any time and become due at the conclusion of the facility’s term on March 31, 2005. At September 30, 2003, there were no borrowings outstanding under the facility.

During 2001, Flagler issued $247 million of mortgage notes with $160 million due July 1, 2011 and $87 million due October 1, 2008. At September 30, 2003, $241.8 million was outstanding on these notes. These notes are collateralized by certain buildings and properties of Flagler. Blended interest and principal repayment on the notes is payable monthly based on a fixed 7.39% and 6.95% weighted-average interest rate, respectively, for each note offering, on the outstanding principal amount of the mortgage notes and assuming a thirty-year amortization period. The net proceeds in 2001 were used to repay existing indebtedness under the Company’s revolving credit facility. At September 30, 2003, the Company considers the estimated fair market value of the mortgage notes to be $262 million.

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

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30

(dollars in thousands, except per share amounts)	2003	2002	2003	2002

Net income (loss) - as reported	1,046	(147,383)	17,215	(145,832)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all stock option awards (net of related tax effects)	(778)	(1,266)	(1,893)	(3,469)

Pro forma net income (loss)	268	(148,649)	15,322	(149,301)

Earnings per share:
Basic – as reported	$0.03	$(4.04)	$0.47	$(4.00)
Basic – pro forma	$0.01	$(4.08)	$0.42	$(4.10)
Diluted – as reported	$0.03	$(4.02)	$0.47	$(3.98)
Diluted – pro forma	$0.01	$(4.06)	$0.42	$(4.08)

During the third quarter, the Compensation Committee of the Board of Directors granted 104,685 shares of restricted stock to the executive management team and certain other members of management who previously were awarded annual grants of stock options. Total compensation expense for the grants, if fully vested, would be $3.2 million, recognized ratably over a four-year vesting period.

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

The net book value of land is classified as “assets held for sale” in the Consolidated Balance Sheets when a sale is considered probable and expected to close within one year (i.e., a sales contract is executed and significant non-refundable monies are provided by the buyer). Not all land sales, especially smaller parcels, will meet the criteria described above.

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

Note 11. Real Estate Joint Ventures

On January 24, 2003, the Company acquired four commercial buildings for $23.3 million, three of which were previously 50%-owned and held in joint ventures with a third party. The total purchase price has been allocated to the acquired land, building, identifiable intangibles and liabilities assumed based on their estimated fair values at the date of acquisition. The acquisition of these joint venture interests resulted in a change from the equity method of accounting to consolidation of the operating results of the buildings previously held in partnership into the operating results of the Company. Operating revenues and expenses from these buildings are now included in Flagler’s realty rental and services revenues and expenses and were $0.9 million and $2.6 million of revenues, and $0.6 million and $1.7 million of expenses for the three and nine months ended September 30, 2003, respectively.

Flagler had investments in 50%-owned joint ventures of $0 million and $17.1 million at September 30, 2003 and December 31, 2002, respectively, the business of which is the development and leasing of commercial real estate. On July 1, 2003, Flagler sold its investment in these joint ventures for $22.3 million for a gain of $2.9 million. As discussed in Note 3, the results of these investments are now classified as discontinued operations for all periods presented.

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

The realty segment is engaged in the development, leasing, management, operation and selected sale of commercial and industrial properties.

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

Information by industry segment:

		(dollars in thousands)
		(unaudited)
	Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30

	2003	2002	2003	2002

Operating Revenues:
Railway operations	44,729	39,963	134,227	122,572
Realty:
Flagler realty rental and services	16,192	14,583	48,314	45,932
Flagler realty sales	19,028	1,397	40,722	5,184
Other rental	877	1,068	2,406	2,752
Other sales	6,270	1,208	9,701	2,676

Total realty	42,367	18,256	101,143	56,544
Total revenues (segment)	87,096	58,219	235,370	179,116
Intersegment revenues	—	(27)	—	(92)

Total revenues (consolidated)	87,096	58,192	235,370	179,024
Operating Expenses:
Railway operations	33,969	30,229	103,408	92,243
Realty:
Flagler realty rental and services	13,288	12,951	42,454	37,940
Flagler realty sales	16,260	921	27,479	2,522
Other rental	18,907	1,237	21,774	3,544

Total realty	48,455	15,109	91,707	44,006
Corporate general & administrative	3,388	2,845	9,285	8,404

Total expenses (segment)	85,812	48,183	204,400	144,653
Intersegment expenses	—	(27)	—	(92)

Total expenses (consolidated)	85,812	48,156	204,400	144,561
Operating Profit (Loss):
Railway operations	10,760	9,734	30,819	30,329
Realty	(6,088)	3,147	9,436	12,538
Corporate general & administrative	(3,388)	(2,845)	(9,285)	(8,404)

Segment & consolidated operating profit	1,284	10,036	30,970	34,463
Interest income	365	89	759	212
Other income	2,224	1,748	7,417	8,483
Interest expense	(4,137)	(5,137)	(12,641)	(15,077)

	(1,548)	(3,300)	(4,465)	(6,382)
(Loss) income before income taxes	(264)	6,736	26,505	28,081
Provision for income taxes	102	(2,593)	(10,204)	(10,813)

(Loss) income from continuing operations	(162)	4,143	16,301	17,268
Discontinued Operations:
Loss from operation of discontinued operations (net of taxes)	(93)	(152,514)	(414)	(164,088)
Gain on disposition of discontinued operations (net of taxes)	1,301	988	1,328	988

Net Income (Loss)	1,046	(147,383)	17,215	(145,832)

(Prior year’s results have been reclassified to conform to current year’s presentation.)

Note 13. Stock Purchase Loans

Certain directors, officers and senior management acquired stock pursuant to grants made by the Compensation Committee in 2000 and executed promissory notes therefor. During the quarter, most of the loans were repaid. As of September 30, 2003, only one loan remained outstanding which was subsequently repaid. At September 30, 2003, the current indebtedness was $0.05 million. The then outstanding note bore interest, compounded annually, at a rate of 5.9% (refer to the Company’s proxy statements dated April 23, 2002 and April 28, 2003 for more information). Pursuant to these loans, directors and officers purchased 48,099 Class A common shares of the Company at prices ranging from $34.13 to $37.81 per share. The Company has accepted cash or tendered shares, valued at the market price on date of tender, in repayment for such loans.

Note 14. The St. Joe Company

Flagler Development Company, a wholly owned subsidiary, owns, develops, leases and manages commercial and industrial properties throughout Florida. Effective as of January 1, 1998, The St. Joe Company and Flagler entered into a management agreement, pursuant to which Flagler appointed St. Joe as its agent to provide property management, property development and construction coordination services for Flagler’s real estate business. Prior to October 9, 2000, St. Joe owned 54% of the Company’s stock, which it distributed to its shareholders on that date. St. Joe continued, during the third quarter of 2003, to provide property management, leasing and development services for certain Flagler properties under contracts which expired on October 9, 2003. Under the revised agreement, St. Joe was required to pay Flagler $6 million in three annual installments commencing on October 9, 2000. Flagler paid St. Joe and certain of its affiliates the following amounts during the third quarter of 2003 and 2002, respectively: property management services of $0.5 million and $0.7 million, development fees of $0.1 million and $0 million, construction coordination fees of $0.1 million and $0.1 million, and leasing commissions of $0.4 million and $0.3 million.

Item 2.

Management’s Discussion and Analysis of the Consolidated
Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include the Company’s present expectations or beliefs concerning future events. These statements may be identified by the use of words like “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could,” and other expressions that indicate future events and trends. The Company cautions that such statements are necessarily based on certain assumptions, which are subject to risks and uncertainties that could cause actual results to materially differ from those contained in these forward-looking statements. Such forward-looking statements may include, without limitation, statements that the Company does not expect that lawsuits, environmental costs, commitments, including future contractual obligations, contingent liabilities, completing negotiations that result in the ending of the 30-year ground lease in a manner satisfactory to both parties, financing availability, labor negotiations or other matters will have a material adverse effect on its consolidated financial condition, statements concerning future capital needs and sources of such capital funding, statements concerning future intentions with respect to the payment of dividends, execution of a share repurchase program and other potential capital distributions, number of shares to be repurchased, availability of cash to fund the stock repurchase, future growth potential of the Company’s lines of business, performance of the Company’s product offerings, other similar expressions concerning matters that are not historical facts, and projections relating to the Company’s financial results. The Company cautions that such statements are necessarily based on certain assumptions, which are subject to risks and uncertainties that could cause actual results to materially differ from those contained in these forward-looking statements. Important factors that could cause such differences include, but are not limited to, the changing general economic conditions (particularly in the state of Florida, the southeast US and the Caribbean) as they relate to economically sensitive products in freight service and building rental activities; ability to manage through economic recessions or downturns in customer’s business cycles; industry competition; possible future changes in the Company’s structure, lines of business, business and investment strategies, and related implementation; legislative or regulatory changes; technological changes; volatility of fuel prices (including volatility caused by military actions); changes in depreciation rates resulting from future railway right-of-way and equipment life studies; the ability of the Company to complete its financing plans, settle future contractual obligations as estimated in time and amount (including a satisfactory ending of the 30-year ground lease with Broward County) and conclude labor negotiations in a satisfactory way; changes in insurance markets, including increases in insurance premiums and deductibles; the availability and costs of attracting and retaining qualified independent third party contractors; liability for environmental remediation and changes in environmental laws and regulations; the ultimate outcome of environmental investigations or proceedings and other types of claims and litigation; natural events such as weather conditions, floods, earthquakes and forest fires; discretionary government decisions affecting the use of land and delays resulting from weather conditions and other natural occurrences that may affect construction or cause damage to assets; the ability of the buyers to terminate contracts to purchase real estate from the Company prior to the expiration of inspection periods; failure or inability of third parties to fulfill their commitments or to perform their obligations under agreements; costs and availability of land and construction materials; buyers’ ability to close transactions; the Company’s future taxable income and other factors that may affect the availability and timing of utilization of the Company’s deferred tax assets; uncertainties, changes or litigation related to tax laws, regulations and the application thereof that could limit the tax benefits of the EPIK sale or of other possible transactions involving the Company; ability of the Company to execute and complete a share repurchase program; the Company’s ability to pay dividends, repurchase shares or to make other distributions to shareholders; and other risks inherent in the real estate and other businesses of the Company.

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

Results of Operations

Consolidated Results

Third Quarter and Nine Months

The Company reported consolidated revenues of $87.1 million for the third quarter 2003, compared to $58.2 million in the third quarter 2002. The Company reported a loss of $0.2 million from continuing operations and income of $4.1 million for the quarters ended September 30, 2003 and 2002, respectively. The Company reported net income of $1.0 million, or $0.03 per diluted share, compared with a net loss of $147.4 million, or $4.02 per diluted share, in the third quarter 2002.

For the nine months ended September 30, 2003, FECI reported consolidated revenues of $235.4 million, compared to $179.0 million for the same period in 2002. The Company reported income from continuing operations of $16.3 million and $17.3 million for the nine months ended September 30, 2003 and 2002, respectively. The Company reported net income of $17.2 million, or $0.47 per diluted share, for the nine months ended September 30, 2003, compared to a net loss of $145.8 million, or $3.98 per diluted share, for the prior year period.

Railway

Third Quarter

Railway segment’s operating revenues increased 11.9% or $4.7 million to $44.7 million for 2003 versus $40.0 million for 2002. In late 2002, FECR began managing the dray operations as a result of discontinuing the trucking division. This traffic increased FECR’s revenues $2.7 million in 2003 over 2002. Aggregate traffic increased $2.2 million or 17.6% to $14.7 million in 2003 versus $12.5 million in 2002. Increases were also realized in food and kindred products of $0.2 million. Intermodal traffic increased $0.5 million or 3.2% in 2003. Offsetting these increases was a decrease in automotive traffic of $0.9 million. Included in these increases, freight revenues benefited $0.3 million in 2003 due to fuel surcharges.

Operating expenses increased $3.8 million to $34.0 million for 2003, compared with $30.2 million for third quarter 2002. In late 2002, FECR began managing the dray operations for intermodal shipments to the Railway, increasing expenses in the third quarter of 2003 by $2.8 million over 2002. Fuel expense increased $0.5 million from 2002 due to the increased price for diesel fuel. Depreciation expense increased $0.4 million with higher capital programs. Expenses from derailments increased $0.3 million due to mainline and yard derailments.

Railway forward purchases fuel to manage the risk of fuel price increases. As of September 30, 2003, Railway had forward purchase contracts of 5.2 million gallons for delivery from October 2003 to September 2004 for an average purchase price of $0.75 per gallon before taxes and freight. This represents 56% of the estimated consumption for the remainder of 2003 and 39% for the first nine months of 2004.

The Railway’s continuing “right-of-way” and “equipment” life study is expected to conclude during 2003 or early 2004. This study will potentially adjust the estimated remaining useful lives of the Railway’s major property, plant and equipment assets and thereby potentially affect future depreciation rates and expenses.

Nine Months

Railway segment’s operating revenues were up $11.6 million at $134.2 million for 2003 versus $122.6 million for 2002. In late 2002, FECR began managing the dray operations as a result of discontinuing the trucking division. This traffic increased FECR’s 2003 first nine months’ revenues $7.8 million over 2002. Other increases were from additional aggregate rock traffic increasing $3.3 million in 2003 due to the increase in construction demand throughout the state of Florida. Intermodal revenues increased $0.4 million from 2002. Included in these increases, revenues increased $1.1 million in 2003 due to fuel surcharges.

Operating expenses increased $11.2 million to $103.4 million for 2003, compared with $92.2 million for the first nine months of 2002. In late 2002, FECR began managing the dray operations for intermodal shipments to the Railway, increasing expenses in the first nine months $8.0 million over 2002. Fuel costs increased $1.7 million with the higher fuel prices. Depreciation costs increased $1.6 million from 2002 with higher capital programs. Insurance costs increased $0.5 million in 2003 due to higher premiums. Equipment rents and car hire costs (net) increased $0.4 million in 2003 due to additional leases and transportation costs for hoppers and gondolas for the increased aggregate business, and the lower per diem expenses on railway equipment off-line. Property taxes increased $0.3 million due to an increase in property tax assessments.

Realty

Third Quarter

Flagler’s rental revenues increased $1.6 million or 11.0% quarter-over-quarter from $14.6 million to $16.2 million. Revenues from operating properties increased $1.9 million to $16.0 million. Additional revenue from properties acquired in January 2003 ($1.1 million) and a build-to-suit completed in the third quarter 2003 ($0.1 million) contributed $1.2 million of the increase, “same store” revenues increased $0.4 million, and $0.2 million related to increased revenue from newer projects due to increased occupancy. Income from equity investments decreased $0.2 million due to the acquisition of the Beacon Station partnership interests from Duke Realty in January 2003.

Flagler held 60 finished buildings with 6.6 million sq. ft. and occupancy of 87% at quarter end. “Same store” properties include 5.5 million sq. ft. and occupancy of 87%, compared to 84% in prior year. Flagler has six projects with 934,000 sq. ft. in various stages of development (343,000 sq. ft. – under construction; 591,000 sq. ft. – predevelopment) at quarter end. Projects under construction include a 230,000-sq. ft. build-to-suit project, and a 113,000-sq. ft. office project that is 60% preleased.

Flagler’s sales revenues increased from $1.4 million in third quarter 2002 to $19.0 million in third quarter 2003. This increase primarily results from the third quarter 2003 sale of 78 acres of land at Flagler Center to Citicorp for $14.4 million.

Flagler’s operating expenses increased $0.3 million or 2.6% from $13.0 million to $13.3 million in third quarter 2003 versus third quarter 2002. Properties acquired and constructed in 2003 contributed $0.7 million of the increase, including $0.5 million of depreciation and amortization increases. Existing properties’ operating expense decreased $0.1 million in the third quarter 2003, compared to the prior year.

Flagler’s cost of sales increased $15.4 million from $0.9 million to $16.3 million primarily the result of the above mentioned land sale at Flagler Center. In accounting for this sale, the Company fully burdened its cost with the parcel’s proportionate share of Flagler Center’s estimated infrastructure costs, including the estimated cost of an interchange at I-95. The cost was not reduced by future anticipated reimbursements based on incremental property taxes not yet due, which the Company expects to receive pursuant to an agreement with the City of Jacksonville that is intended to reimburse the Company over time its cost of constructing the interchange, plus interest.

During the second quarter, the Company discussed with Broward County (the County) and a large home improvement retailer the possible lease to the retailer of a substantial portion of the land at Port Everglades, Florida that is subject to a long-term ground lease from the County to the Company. In this regard, the County Commission authorized the County staff to pursue a proposal to terminate the entire ground lease if the Company were to convey to the County, at no cost, certain land improvements, a warehouse on the leased land and a lease termination fee of $8 million. The Company did not accept this proposal, which was subject to various contingencies and conditions that were not subsequently fulfilled. However, negotiations have continued during the third quarter of 2003.

The Company’s ground lease covers 97 acres owned in fee by Broward County at Port Everglades, which is located near Fort Lauderdale, Florida. The Company’s Railway is the exclusive rail-service provider to the Port. In acquiring the ground lease in 2000, the Company intended to work with the County to develop an intermodal transshipment yard and warehouses at the Port. The term of the ground lease runs until 2033 and provides for base rent of $4 million per year, which the Company records as operating expense, with six 10-year renewals at the Company’s option. The Company is also obligated to make an annual payment in lieu of ad valorem taxes on the ground lease property to the City of Hollywood, the amount of which is currently $0.2 million. The current net book value of the ground lease, related land improvements, a lease deposit, and a warehouse with tenant improvements that the Company built on the site is $10.2 million. The Company has provided the County with a bank letter of credit in the amount of $10.0 million to secure its lease obligations, and the Company could be required to pay up to an additional $9.4 million if the lease were terminated due to the Company’s default. The warehouse is fully leased to two tenants.

The ground lease permits the County to terminate the lease of portions of the land if the Company does not develop warehouse space on the land pursuant to a scheduled rate. Due to increased restrictions on Port access since the September 11th terrorist attacks, restrictions on allowable uses of Port property, changes in business conditions, and other factors, the pace of the Company’s development of warehouse space at the Port has been slower than originally contemplated and the Company, and the County have not been able to reach agreement on developing an intermodal transshipment yard at the Port. During the second quarter of 2003, the County notified the Company that it was exercising its right to terminate the lease on a portion of the land. Various matters relating to the termination, including the amount of land and the resulting rent reduction, are unresolved between the parties.

During the third quarter of 2003, the Company continued to review its alternatives with respect to this project and continued its negotiations with the County to modify or terminate the land lease. Based on these developments, the Company has recorded a charge of $16.4 million ($10.1 million after tax) in the third quarter, reflecting management’s estimate of the cost of ending the land lease. While management believes its estimate is reasonable given currently applicable facts and circumstances, in future periods the Company may record adjustments to this charge, which may be material, dependent upon future events.

Nine Months

Flagler’s rental revenues increased $2.4 million from $45.9 million in 2002 to $48.3 million in 2003. Included in 2002 revenues are net termination fees of $1.9 million, compared to $0.1 million in 2003. Before termination fees, the increase from year-over-year is $4.2 million or 9.5%. Before termination fees, revenues from operating properties increased $4.8 million, with $3.4 million of the increase attributable to properties acquired in January 2003 ($3.3 million) and a build-to-suit project completed in the third quarter 2003 ($0.1 million). “Same store” revenues increased $0.2 million (before termination fees) with occupancy of 87% at September 30, 2003, compared to occupancy of 84% at September 30, 2002. Newer properties contributed a $1.2 million increase related primarily to increased occupancy; however, income from equity investments decreased $0.6 million related to the purchase of the Beacon Station partnership interests from Duke Realty in January 2003.

Flagler held 60 finished buildings with 6.6 million sq. ft., and occupancy of 87% as of September 30, 2003. “Same store” properties include 5.5 million sq. ft. at 87% occupancy at September 30, 2003, compared to 84% during the prior year.

Flagler’s sales revenues increased to $40.7 million in 2003 from $5.2 million in 2002. Real estate sales in the nine months ended September 30, 2003 included the Baptist Hospital sale ($9.5 million), Ft. Pierce K-4 ($5.6 million), Weston-Duke Realty ($2.4 million), Citicorp ($14.4 million) and other parcel sales.

Flagler’s operating expenses increased $4.6 million or 11.9% from $37.9 million during the nine months ended September 30, 2002 to $42.5 million during nine months ended September 30, 2003. Properties acquired and constructed in 2003 contributed $2.1 million of the increase, including $1.4 million of additional depreciation and amortization. Existing properties’ operating expenses increased $1.8 million mainly due to increased insurance costs ($0.5 million) and real estate taxes ($1.5 million). Corporate overhead expenses increased $0.6 million primarily related to additional staffing related costs, bad debt expenses and information technology costs.

Flagler’s cost of sales increased $25.0 million from $2.5 million to $27.5 million related to increased land sales activity in the nine months ended September 30, 2003.

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

During the third quarter 2003, Flagler entered into a contract for the sale of an approximately 133,000 sq. ft. industrial building located in its Gran Park at SouthPark business park in Orlando. This building meets the criteria as a held-for-sale property at September 30, 2003 and, therefore, the results of operations of this property have also been reclassified to discontinued operations for all periods presented.

The results of these operations are presented as discontinued operations as follows:

	Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30

(dollars in thousands)	2003	2002	2003	2002

Summary of Operating Results of Discontinued Operations
Flagler realty rental revenues	83	761	979	2,880
Flagler realty rental expenses	235	596	1,847	1,525

(Loss) income before income taxes	(152)	165	(868)	1,355
Income taxes	59	(64)	335	(522)

(Loss) income from discontinued operations	(93)	101	(533)	833

Gain on disposition of discontinued operations (net of taxes of $1,119 and $2,182, respectively)	1,763	3,350	1,763	3,350

As discussed and detailed in Note 3 to the Consolidated Financial Statements, during the third quarter of 2002, the Company adopted a plan to discontinue and ceased operations of its regional long-haul trucking operation. Additionally, the Company, during the third quarter of 2002, fully impaired the carrying value of EPIK’s long-lived assets. Subsequently, in the fourth quarter of 2002, the Company sold EPIK to a third party. Accordingly, these events and the operating results for these operations are shown as discontinued operations for all periods presented in conformity with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Corporate Expenses

Third Quarter and Nine Months

Corporate expenses for the third quarter 2003 were $3.4 million, compared to $2.8 million for the third quarter 2002. Corporate expenses for the nine months ended September 30, 2003 and 2002 were $9.3 million and $8.4 million, respectively. The increase quarter-over-quarter and year-over-year primarily relates to costs associated with the reclassification of the common stock (see Note 2) and increased equity incentive compensation expenses. The reclassification of common stock resulted in additional legal and administrative fees of $0.3 million in the quarter ended September 30, 2003. During the third quarter of 2002, restricted stock awards (pursuant to which restrictions lapse pro rata over four years) were granted to senior executives. The stock grants also provide for accelerated lapsing of restrictions based on the Company’s performance to pre-established targets. In the first quarter of 2003, the Compensation Committee of the Board of Directors approved performance acceleration of 25% of the grant. These grants resulted in additional recognition of compensation expense of $0.4 million for the third quarter of 2003.

Interest Expense

Third Quarter and Nine Months

Interest expense for the third quarter and first nine months of 2003 was $4.1 million and $12.6 million, respectively. This compares with interest expense of $5.1 million and $15.1 million for the third quarter and first nine months of 2002, respectively. The lower interest expense resulted primarily from decreased borrowings on the revolver.

Other Income

Third Quarter and Nine Months

Other income for the third quarter and first nine months of 2003 was $2.2 million and $7.4 million, respectively, compared to $1.7 million and $8.5 million for the third quarter and first nine months of 2002, respectively. Pipe and wire crossing income in the first nine months of 2002 included $1.9 million of income from additional pipe and wire crossing agreements.

Provision for Income Taxes

Third Quarter and Nine Months

Income tax expense represents an effective rate of 38.5% for the third quarter and first nine months of 2003 and 2002. As a result primarily of the Company’s sale of EPIK in late 2002, the Company claimed a cash federal income tax refund of $74.6 million for that year, which was refunded to the Company during the second quarter of 2003. The Company’s federal income tax returns through year 1999 have been reviewed and closed by the Internal Revenue Service (IRS). The IRS is currently reviewing the 2000 through 2002 federal income tax returns.

Financial Condition, Liquidity and Capital Resources

Third Quarter and Nine Months

Net cash generated by operating activities was $125.5 million and $43.9 million for the nine months ended September 30, 2003 and 2002, respectively. The year-to-year fluctuation in net cash generated by operating activities reflects a $74.6 million income tax refund received during the second quarter of 2003. Net cash generated by operating activities is expressed net of gains on asset disposals, primarily building and land sales, which also fluctuate. Asset dispositions for the nine months ended September 30, 2003 and 2002 generated pretax gains of $25.8 million and $10.9 million, respectively.

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

During the nine months ended September 30, 2003 and 2002, respectively, the Company invested approximately $60 million and $15 million at Flagler. For the nine months ended September 30, 2003 and 2002, respectively, the Company’s capital investments at FECR were approximately $16 million and $21 million.

During the third quarter of 2003, the Company announced that its Board of Directors had declared a special dividend on its Class A and Class B common stock of $1.50 per share, as well as the Company’s $0.04 per share quarterly dividend. Total dividend payments for the third quarter of 2003 were $56.6 million, compared to $1.5 million and $0.09 million in the second and first quarters of 2003. In addition, the

Board of Directors authorized the expenditure of up to $75 million to repurchase its outstanding common stock through a program of open market purchases and privately negotiated transactions. The Company expects to finance the stock repurchase primarily from available cash balances. At September 30, 2003, the Company had not repurchased stock pursuant to this authorization.

At September 30, 2003, the Company had in place a $200 million revolving credit facility pursuant to an agreement, as amended from time to time, between the Company and certain banking institutions (the Credit Facility Agreement). The description herein of the revolving credit facility is qualified in its entirety by reference to the Credit Facility Agreement, which is incorporated as Exhibit 10(b) to the Company’s Reports on Form 10-K for years ended December 31, 2000, 2001 and 2002. On February 7, 2003, the Credit Facility Agreement was extended for an additional year to March 31, 2005 and amended to reduce the facility’s size to $200 million, increase the stock repurchase and special dividend limit from $50 million to $150 million (which may be increased in 2004 to $200 million if certain financial ratio tests are met), increase the non-recourse mortgage financing limit from $250 million to $325 million, and make other miscellaneous modifications. At September 30, 2003, the Company had $0 million drawn on the revolving credit facility. Pursuant to the Credit Facility Agreement, the Company has agreed, among other things, to maintain certain financial ratios. The Company believes the most restrictive of such ratios is the Group Debt/EBITDA ratio (as defined in the Credit Facility Agreement). The Credit Facility Agreement provides that at September 30, 2003, the Company’s Group Debt/EBITDA ratio shall be no greater than 2.75. At September 30, 2003, the Company’s actual Group Debt/EBITDA ratio was 0.01. Pursuant to the Credit Facility Agreement, the required Group Debt/EBITDA ratio is 2.75 through December 31, 2003, and 2.50 from January 1, 2004 to March 31, 2005, all as more particularly set forth in the Credit Facility Agreement. Although no assurances can be given as to the Company’s future compliance with the Group Debt/EBITDA ratio covenant or other financial covenants, the Company has complied with the terms of the Credit Facility Agreement in the past and expects to continue to comply with them in the future.

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

Impairment of Long-lived Assets — The Company reviews the carrying value of its property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset or asset grouping may not be recoverable from the undiscounted future net cash flows expected to be generated over its remaining useful life. Detecting these events or changes in circumstances can be difficult. At September 30, 2003, management had not identified indicators of an impairment of value for any significant asset group of the Company’s. However, events or changes in circumstances could develop or occur that would cause the Company to evaluate the recovery of its long-lived assets and potentially record an impairment, the amount of which could be material. Assets that are deemed impaired are recorded at the lower of carrying amount or fair value.

Income Tax Provisions — FECI’s net deferred tax liability was $117.3 million and $106.7 million at September 30, 2003 and December 31, 2002, respectively. Included in these net liabilities is a federal tax asset of approximately $26 million and $37 million, respectively, associated with net operating loss carry forwards. The net deferred tax liability is estimated based on the expected future tax consequences of items recognized in the financial statements. Management must use judgment when estimating the future timing and deductibility of expenses and loss carry forwards in the Company’s tax returns. A valuation allowance is required to be recorded if management expects that it is more likely than not that its deferred tax assets will not be realized. As of September 30, 2003 and December 31, 2002, FECI has no valuation allowance since it expects to realize its deferred tax assets. This expectation is primarily based upon FECI’s expectation that future operations will be sufficiently profitable to utilize the operating loss carry forwards, as well as the existence of various tax, business and other planning strategies available to the Company. However, the Company cannot guarantee that it will realize this tax asset or that future valuation allowances will not be required. Failure to utilize the tax asset could materially affect the Company’s financial results and financial position.

Revenue Recognition — Realty Rental Revenues — Revenues from realty rentals are primarily contractual base rents from leases of commercial property. The Company recognizes revenues from these base rents evenly over the lease term in accordance with SFAS No. 13, “Accounting for Leases.” SFAS No. 13 requires rental income from an operating lease be recognized on a straight-line basis over the non-cancelable lease term. Accordingly, total contractual minimum lease payments, including scheduled rent increases, are recognized as rental revenue evenly over the lease term. Accrued revenues from contractually scheduled rent increases in excess of amounts currently due amounted to $11.9 million and $9.3 million at September 30, 2003 and December 31, 2002, respectively, which is reported in other assets. The Company monitors this asset for collection risk and establishes reserves for any amounts deemed not collectible. However, amounts collected in future periods may vary from the Company’s expectations.

Real Estate Infrastructure Costs — The Company periodically constructs road, road structures and general infrastructure related to the development of commercial real estate. Certain of these infrastructure assets may be deeded, upon completion, to applicable governmental authorities. The Company believes these deeded items (e.g., roads) benefit and increase the value of the parcels within and adjacent to the related commercial real estate developments. The Company capitalizes all infrastructure costs (including costs of infrastructure assets deeded to government authorities) into the basis of its commercial real estate developments, and allocates these costs to the individual parcels within the park on a relative fair value basis in accordance with SFAS 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.”

In connection with infrastructure assets constructed by the Company and deeded to government authorities, certain government authorities may agree to reimburse the Company certain of its construction costs for the deeded assets based on and to the extent of annual incremental taxes (such as property taxes) as may be collected by the government authority from the applicable properties over a stipulated period of time. Prior to and at the date of deeding the infrastructure asset to the government authority, reimbursements are accounted for as a reduction in the allocated costs described above to the extent the Company’s receipt of such reimbursements has become fixed and determinable, based upon the related incremental taxes having been assessed and become payable. The Company does not recognize expected future tax reimbursements even though they may be probable and estimable, until they become fixed and determinable.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change to the disclosures made under the heading “Quantitative and Qualitative Disclosures about Market Risk” on page 31 of the Company’s 2002 Annual Report on Form 10-K.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003.

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

Item 2.

CHANGES IN SECURITIES AND USE OF PROCEEDS

Effective September 22, 2003, the Company amended its Articles of Incorporation to reclassify its Class A common stock and Class B common stock into a single class of common stock. Prior to the reclassification, the holders of Class A common stock elected 20% of the members of the Company’s board of directors, and the holders of Class B common stock elected 80% of the members of the Company’s board of directors. The holders of Class A common stock and the holders of Class B common stock are now holders of a single class of common stock and vote together for the election of all directors.

Prior to the reclassification, directors could only be removed by the holders of the class of common stock that appointed such director. A director may now be removed by a vote of shareholders voting as a single class.

As to all other matters on which shareholders are entitled to vote, the reclassification had no impact on the voting power of holders of common stock.

Prior to the reclassification, the Articles of Incorporation required that the size of the board be in multiples of five. The size of the board of directors shall be fixed from time to time by the board of directors in accordance with the Company’s By-Laws.

In addition, the Shareholder Rights Agreement was amended to make the rights applicable to the new common stock and to delete references to the Class A common stock and the Class B common stock.

Each new share of common stock includes an identical associated preferred stock purchase right that will trade with each share. These rights will become exercisable upon the acquisition by a person or affiliated group of 39% or more of the outstanding shares of new common stock, or upon the commencement or announcement of a tender offer which, if consummated, would result in the acquisition of 39% or more of the outstanding shares of the new common stock.

Holders of a majority of the outstanding shares of Class A common stock and Class B common stock each voting separately as a class and together, approved the reclassification on May 28, 2003.

Item 5.

OTHER INFORMATION

FECR’s traffic volume and revenues for the three months ended September 30, 2003 and 2002, respectively, are shown below. Also, Realty segment’s revenues for the three months ended September 30, 2003 and 2002, respectively, are shown below. FECR’s and Realty segment’s quarterly operating expenses are also presented below.

TRAFFIC
Three Months Ended September 30
(dollars and units in thousands)

	2003	2002	Percent	2003	2002	Percent
Commodity	Units	Units	Variance	Revenues	Revenues	Variance

Rail carloads
Crushed stone	31.5	27.6	14.1	14,691	12,491	17.6
Construction materials	1.5	1.4	7.1	808	815	(0.9)
Vehicles	4.7	5.9	(20.3)	3,744	4,669	(19.8)
Foodstuffs	2.9	2.8	3.6	2,151	1,919	12.1
Chemicals	0.9	0.9	—	1,004	991	1.3
Paper	1.4	1.6	(12.5)	1,412	1,556	(9.3)
Other	3.7	3.4	8.8	2,172	1,885	15.2

Total carload	46.6	43.6	6.9	25,982	24,326	6.8
Intermodal	62.1	63.8	(2.7)	15,379	14,897	3.2

Total freight units/revenues	108.7	107.4	1.2	41,361	39,223	5.4

Drayage	13.0	—	—	2,664	—	—

Ancillary revenue	—	—	—	704	740	(4.9)

     (Prior year’s results have been reclassified to conform to current year’s presentation.)

RAILWAY OPERATING EXPENSES
(dollars in thousands)
(unaudited)

	Three Months	Three Months
	Ended Sept. 30	Ended Sept. 30

	2003	2002

Compensation & benefits	12,229	12,812
Fuel	3,228	2,739
Equipment rents (net)	826	688
Car hire (net)	(1,433)	(1,203)
Depreciation	4,925	4,542
Purchased services	2,301	2,300
Repairs to/by others (net)	(1,189)	(635)
Load/unload	1,808	1,784
Casualty & insurance	1,389	1,035
Property taxes	1,363	1,185
Materials	2,296	2,012
General & administrative expenses	2,376	2,011
Drayage	2,833	—
Other	1,017	959

Total operating expenses	33,969	30,229

     (Prior year’s results have been reclassified to conform to current year’s presentation.)

REALTY SEGMENT REVENUES
(dollars in thousands)
(unaudited)

	Three Months	Three Months
	Ended Sept. 30	Ended Sept. 30

	2003	2002

Rental revenues – Flagler	13,987	12,156
Rental income – straight-line rent adjustments	891	841
Operating expense recoveries	834	894
Rental revenues – undeveloped land	212	252
Equity pickups	—	203
Other rental revenues	268	237

Total rental revenue – Flagler properties	16,192	14,583
Rental revenues – other realty operations	877	1,068

Total rental revenues	17,069	15,651
Building and land sales – Flagler	19,028	1,397
Building and land sales – other realty operations	6,270	1,208

Total building and land sales revenues	25,298	2,605

Total realty segment revenues	42,367	18,256

     (Prior year’s results have been reclassified to conform to current year’s presentation.)

REALTY SEGMENT EXPENSES
(dollars in thousands)
(unaudited)

	Three Months	Three Months
	Ended Sept. 30	Ended Sept. 30

	2003	2002

Real estate taxes – developed	1,583	1,562
Repairs & maintenance – recoverable	630	537
Services, utilities, management costs	3,136	2,778

Total expenses subject to recovery – Flagler properties	5,349	4,877
Real estate taxes – Flagler undeveloped land	545	938
Repairs & maintenance – non-recoverable	373	204
Depreciation & amortization - Flagler	5,515	5,473
SG&A - non-recoverable - Flagler	1,506	1,459

Total – non-recoverable expenses – Flagler properties	7,939	8,074

Total rental expenses – Flagler properties	13,288	12,951
Real estate taxes – other undeveloped land	714	105
Depreciation & amortization - other	41	10
SG&A - non-recoverable – other	18,152	1,122

Total rental expenses – other realty operations	18,907	1,237

Total rental expenses	32,195	14,188
Realty sales expenses	16,260	921

Total operating expenses	48,455	15,109

     (Prior year’s results have been reclassified to conform to current year’s presentation.)

Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Report or furnished with this Report.

(b)  Reports on Form 8-K

1.     On July 24, 2003, under Item 9 on Form 8-K, the Registrant furnished information about the Company’s real estate holdings that were made available in a document entitled “Supplemental Real Estate Information Package” on the Company’s website http://www.feci.com.

2.     The Registrant furnished information under Item 9 on Form 8-K on July 24, 2003, reporting information the Registrant elected to disclose through Form 8-K. Florida East Coast Industries, Inc. issued a press release on this date describing its results of operations for the second quarter ended June 30, 2003. A copy of the press release was attached as Exhibit 99 to this report.

3.     The Registrant furnished information under Item 9, “Regulation FD Disclosure,” on Form 8-K on August 4, 2003, reporting information the Registrant elected to disclose through Form 8-K. The information concerned presentations to be made by Mr. Robert W. Anestis, Chairman, President and Chief Executive Officer of Florida East Coast Industries, Inc., to various investors at locations in San Francisco, California on August 4 and 5, 2003.

4.     The Registrant furnished information under Item 9, “Regulation FD Disclosure,” on Form 8-K on September 2, 2003, reporting the Registrant had issued a press release announcing a $1.50 per share special dividend, share repurchase program and declaration of a quarterly dividend. A copy of the press release was attached as Exhibit 99 to this report.

5.     The Registrant furnished information under Item 9, “Regulation FD Disclosure,” on Form 8-K on September 10, 2003, reporting the Registrant had issued a press release announcing that FECI and The St. Joe Company had received a favorable ruling from the U.S. Internal Revenue Service regarding FECI’s reclassification of its Class A and Class B common stock into a single class of common stock without affecting St. Joe’s tax-free status of the October 2000 spin-off of St. Joe’s equity interest in FECI to St. Joe’s shareholders. A copy of the press release was attached as Exhibit 99 to this report.

6.     The Registrant furnished information under Item 9, “Regulation FD Disclosure,” on Form 8-K on September 22, 2003, reporting the Registrant had issued a press release announcing that FECI had completed the reclassification of all its Class A and Class B common stock into a single class of common stock. A copy of the press release was attached as Exhibit 99 to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLORIDA EAST COAST INDUSTRIES, INC.

(Registrant)

Date: 10/21/03	/s/ Mark A. Leininger

Mark A. Leininger, Vice President and Controller

Date: 10/21/03	/s/ Richard G. Smith

Richard G. Smith, Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

S-K ITEM 601	DOCUMENTS

3.(i)	Second Amended and Restated Articles of Incorporation

3.(ii)	Amended and Restated By-Laws

3.(iii)	Amended and Restated Articles of Amendment Relating to Designation of Series A Participating Cumulative Preferred Stock

4	Amended and Restated Rights Agreement dated as of September 22, 2003*

31.1-31.2	Section 302 Certifications

32.1	Section 906 Certification

* The Amended and Restated Rights Agreement dated as of September 22, 2003 was filed as an exhibit to Form 8-A/A with the Securities and Exchange Commission on September 22, 2003.