Form 10-K
period 2003-12-31
FLORIDA EAST COAST INDUSTRIES INC
filed 2004-03-04
CIK 740796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-08728

FLORIDA EAST COAST INDUSTRIES, INC.

(Exact name of Registrant as specified in its Charter)

Florida	59-2349968

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

One Malaga Street, St. Augustine, Florida	32084

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (904) 829-3421

Securities to be registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock-no par value	New York Stock Exchange

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X)   NO (   )

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (   )

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES (X) NO  (   )

Based on the closing price on June 30, 2003, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $576 million.

The number of shares of the Registrant’s common stock, no par value, outstanding is 36,794,809 shares and 984,002 shares of treasury stock at February 27, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 2004 (the Proxy Statement) are incorporated in Part III of this report by reference.

TABLE OF CONTENTS

	Item		Page
	Nos.		Nos.

Part I	1.	Business	1-9
	2.	Properties	9-13
	3.	Legal Proceedings	13-15
	4.	Submission of Matters to a Vote of Security Holders	15
Part II	5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16-17
	6.	Selected Financial Data	18-19
	7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19-38
	7A.	Quantitative and Qualitative Disclosures About Market Risk	38-39
	8.	Financial Statements and Supplementary Data	40-65
	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	65
	9A.	Controls and Procedures	65-66
Part III	10.	Directors and Executive Officers of the Registrant	66
	11.	Executive Compensation	66
	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	66
	13.	Certain Relationships and Related Transactions	66
	14.	Principal Accountant Fees and Services	66
Part IV	15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	67
		Index to Financial Statements and Financial Statement Schedule	68
	Power of Attorney		73
	Signatures		71
	Index to Exhibits		69-70

Forward-Looking Statements

This Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include the Company’s present expectations or beliefs concerning future events. These statements may be identified by the use of words like “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could,” and other expressions that indicate future events and trends. The Company cautions that such statements are necessarily based on certain assumptions, which are subject to risks and uncertainties that could cause actual results to materially differ from those contained in these forward-looking statements. Such forward-looking statements may include, without limitation, statements that the Company does not expect that lawsuits, environmental costs, commitments, including future contractual obligations, contingent liabilities, completing negotiations that result in the ending of the 30-year ground lease with Broward County in a manner satisfactory to both parties, financing availability, labor negotiations or other matters will have a material adverse effect on its consolidated financial condition, statements concerning future capital needs and sources of such capital funding, statements concerning future intentions with respect to the payment of dividends, execution of a share repurchase program and other potential capital distributions, number of shares to be repurchased, availability of cash to fund the stock repurchase, future growth potential of the Company’s lines of business, performance of the Company’s product offerings, other similar expressions concerning matters that are not historical facts, and projections relating to the Company’s financial results. The Company cautions that such statements are necessarily based on certain assumptions, which are subject to risks and uncertainties that could cause actual results to materially differ from those contained in these forward-looking statements. Important factors that could cause such differences include, but are not limited to, the changing general economic conditions (particularly in the state of Florida, the southeast US and the Caribbean) as they relate to economically sensitive products in freight service and building rental activities; ability to manage through economic recessions or downturns in customers’ business cycles; industry competition; possible future changes in the Company’s structure, lines of business, business and investment strategies, and related implementation; legislative or regulatory changes; technological changes; volatility of fuel prices (including volatility caused by military actions); changes in depreciation rates resulting from future railway right-of-way and equipment life studies; changes in the ability of the Company to complete its financing plans, changes in interest rates, settle future contractual obligations as estimated in time and amount (including a satisfactory ending of the 30-year ground lease with Broward County) and conclude labor negotiations in a satisfactory way; changes in insurance markets, including increases in insurance premiums and deductibles: the availability and costs of attracting and retaining qualified independent third party contractors; liability for environmental remediation and changes in environmental laws and regulations; the ultimate outcome of environmental investigations or proceedings and other types of claims and litigation; natural events such as weather conditions, floods, earthquakes and forest fires; discretionary government decisions affecting the use of land and delays resulting from weather conditions and other natural occurrences that may affect construction or cause damage to assets; the ability of buyers to terminate contracts to purchase real estate from the Company prior to the expiration of inspection periods; failure or inability of third parties to fulfill their commitments or to perform their obligations under agreements; costs and availability of land and construction materials; buyers’ inability or unwillingness to close transactions, particularly where buyers only forfeit deposits upon failure to close; the Company’s future taxable income and other factors that may affect the availability and timing of utilization of the Company’s deferred tax assets; uncertainties, changes or litigation related to tax laws, regulations and the application thereof that could limit the tax benefits of the EPIK sale or of other possible transactions involving the Company; ability of the Company to execute and complete a share repurchase program; the Company’s ability to pay dividends, repurchase shares or to make other distributions to shareholders; and other risks inherent in the real estate and other businesses of the Company.

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

ITEM 1. BUSINESS

General

FECI is a holding company incorporated under the laws of the state of Florida in 1983 engaged, through two wholly owned subsidiaries, in the railroad and real estate businesses. The Company’s railroad subsidiary, Florida East Coast Railway, LLC (FECR or Railway), connects many of the major population centers and port facilities of Florida’s east coast, and provides efficient service for its customers through multiple competitive connections to the rest of North America. The Company, primarily through its real estate subsidiary, Flagler Development Company (Flagler), is engaged in the development, management, leasing, operation and selected sale of commercial and industrial properties. Flagler has extensive real estate holdings in Florida.

During 2002, the Company sold its telecommunications subsidiary, EPIK Communications Incorporated (EPIK). Also during 2002, the Company discontinued the operations of its trucking subsidiary, Florida Express Carriers, Inc. (FLX). Certain drayage operations with moves to and from FECR’s rail facilities previously managed by FLX are now managed by FECR, using third party contractors.

Information regarding FECI’s reclassification of its former Class A and Class B common stock into a single class of common stock is contained in Item 5 and Note 2 of the financial statements in Item 8 of this Annual Report on Form 10-K.

Financial information about FECI’s operating segments is contained in Items 7 and 8 of this Annual Report on Form 10-K.

Railway

General

FECR operates a Class II railroad along 351 miles of mainline track between Jacksonville and Miami, Florida, serving some of the most densely populated areas of the state. FECR also owns and operates approximately 276 miles of branch, switching and other secondary track and 159 miles of yard track, all within Florida. FECR has the only coastal right-of-way between Jacksonville and Miami and is the exclusive rail-service provider to the Port of Palm Beach, Port Everglades (Fort Lauderdale) and the Port of Miami.

FECR serves approximately 1,250 carload and intermodal customers combined. During 2003, the number of customers included approximately 350 drayage customers, which previously were customers of FECI’s trucking subsidiary and now are serviced by FECR. The following table summarizes FECR’s freight shipments by commodity group and as a percentage of rail freight revenues:

TRAFFIC
Years Ended December 31
(dollars and units in thousands)

	2003	2002	Percent	2003	2002	Percent
Commodity	Units	Units	Variance	Revenues	Revenues	Variance

Rail carloads
Crushed stone (aggregate)	120.8	113.2	6.7	55,453	50,497	9.8
Construction materials	5.6	5.4	3.7	3,157	3,104	1.7
Vehicles	23.1	25.0	(7.6)	18,161	19,702	(7.8)
Foodstuffs	11.9	11.9	—	8,902	8,685	2.5
Chemicals	3.6	3.8	(5.3)	4,135	4,443	(6.9)
Paper	6.6	6.8	(2.9)	6,565	6,750	(2.7)
Other	15.5	12.9	20.2	8,803	7,979	10.3

Total carload	187.1	179.0	4.5	105,176	101,160	4.0
Intermodal	252.1	258.3	(2.4)	61,892	60,875	1.7

Total freight units/revenues	439.2	437.3	0.4	167,068	162,035	3.1

Drayage	50.3	9.0	458.9	10,750	*1,786	501.9

Ancillary revenue	—	—	—	3,239	2,930	10.5

*-Railway began management of drayage operations in November 2002. (Prior year’s results have been reclassified to conform to current year’s presentation.)

FECR connects with Norfolk Southern Railway Company (NS) and with CSX Transportation, Inc. (CSXT) at Jacksonville and is able to offer its customers competitive rail connections to the rest of North America. During 2003, approximately 40% of FECR’s freight revenues were attributable to traffic that originated on other railroads; approximately 6% was attributable to traffic that originated on FECR but bound for other destinations, and 54% was attributable to traffic that both originated and terminated on FECR’s system (local traffic). Haulage operating agreements with NS and South Central Florida Express, Inc. (SCFE) generated 8% of FECR’s revenue in 2003. With the exception of haulage services provided for SCFE described below, FECR does not receive traffic from one railroad to be passed over its track to another railroad.

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

FECR owns approximately 1,213 acres of ancillary properties within the state of Florida. FECR continues to evaluate these holdings and, when appropriate, engages in strategic activities (sales, development, etc.) that will create value for FECR. Sales of these properties are reported in other sales of the realty segment. FECR also actively manages its 100’ wide railroad right-of-way to generate miscellaneous rents and right-of-way lease profits, which are not reported as part of the railway segment but as other income. FECR leases its right-of-way to various tenants for uses, including telecommunications companies’ fiber optics systems pursuant to long-term leases. These rents also are included in other income. In addition, FECR generates revenues from the grant of licenses and leases to use railroad property and rights-of-way for outdoor advertising, parking lots and lateral crossings of wires and pipes by municipalities, and utility and telecommunications companies. These miscellaneous rents are included in other income.

Customers

One customer, Rinker Materials Corporation, generated approximately 20% of rail revenues in 2003. FECR’s top five customers accounted for approximately 43% of 2003 freight revenues. Two of these customers do business as providers of aggregate materials.

Competition

Although FECR is often the only rail carrier directly serving its customers, FECR competes directly with other railroads that could potentially deliver freight to FECR’s markets and customers via different routes and use of multiple modes of transportation such as transload services. FECR’s primary rail competition for carload traffic is CSXT. FECR also competes directly with other modes of transportation, including motor carriers, ships and barges. Intermodal competition involving trailers and containers on flat rail cars competes directly with motor carriers and is based primarily upon the rate charged and the transit time required, as well as the quality and reliability of the service provided. Any improvement in the cost or quality of these alternate modes of transportation could increase competition from these other modes of transportation and adversely affect FECR’s business.

There is continuing strong competition among rail, water and highway carriers. Price is usually only one factor of importance as shippers and receivers choose a transport mode and a specific transportation company with which to do business. Inventory carrying costs, service reliability, ease of handling, and the desire to avoid loss and damage during transit are increasingly important considerations, especially for higher valued finished goods, machinery and consumer products. Additionally, decisions about ports of call can affect FECR’s business. As international shipping companies alter their ship rotations into various ports, this could change the railroad’s intermodal shipments from the affected port facility.

Regulation

FECR is subject to regulation by the Surface Transportation Board (STB) of the U.S. Department of Transportation (USDOT). The STB has jurisdiction over some rates, conditions of service and the extension or abandonment of rail lines. The STB also has jurisdiction over the consolidation, merger or acquisition of control of and by rail common carriers. The USDOT, through the Federal Railroad Administration (FRA), regulates the safety of railroad operations, including certain track and mechanical equipment standards and certain human factor issues. The USDOT and Occupational Safety and Health Administration (OSHA) have jurisdiction over a number of safety and health aspects of rail operations, including the movement of hazardous materials.

Rates in the rail industry were substantially deregulated by The Staggers Act of 1980 (The Staggers Act) and subsequent legislation and regulation. The Staggers Act encouraged and enabled rail carriers to innovate and compete for business, thereby contributing to the economic health of the nation and to the revitalization of the industry. Accordingly, the nation’s rail carriers can be expected to vigorously oppose efforts to reimpose such economic regulation.

FECR is also subject to extensive environmental laws and regulations, including the federal Clean Air Act (CERCLA), and various other environmental laws and regulations. Violations of various statutory and regulatory programs can result in civil penalties, remediation expenses, natural resource damage claims, potential injunctions, cease and desist orders and criminal penalties. Some environmental statutes impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, FECR’s present and historic ownership and operation of real property, including rail yards, in connection with its transportation operations involve the storage, use or disposal of hazardous substances that may have contaminated and may in the future contaminate the environment. FECR may also be liable for the costs of cleaning any site at which it has disposed (intentionally or unintentionally) of hazardous substances by virtue of, for example, an accident, derailment or leak, or to which it has transported hazardous substances it generated, such as waste oil (see Item 3. Legal Proceedings).

Risks

Cyclical Risks. FECR’s freight traffic is subject to the effect of cycles in the U.S. national, regional and local economies and, to a lesser extent, cycles in the international economies. Historically, traffic tends to increase at the beginning of an economic recovery. Traffic tends to decrease early in an economic downturn.

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

Claims and Lawsuits. The nature of FECR’s business exposes it to the potential for various claims and litigation related to labor and employment, personal injury and occupational illness, property damage, environmental and other matters. FECR maintains insurance for most of these potential claims, subject to varying deductibles and self-insured retentions. Therefore, FECR may be subject to claims or litigation that could involve significant expenditures.

Fuel Price Risks. FECR’s operations require significant amounts of diesel fuel. Prices of diesel fuel can vary greatly. Increases in fuel price may be passed along to customers through a “fuel surcharge” or otherwise, though often with delayed effect. However, there are no assurances that these surcharges will cover the entire fuel price increase for a given period, or that competitive market conditions will effectively allow freight providers the ability to pass along this cost. FECR forward purchases fuel to manage the risk of fuel price increases. As of December 31, 2003, FECR had forward purchase contracts of 3.8 million gallons of fuel for delivery from January 2004 to November 2004 for an average purchase price of $0.74 per gallon before taxes and freight. This represents 31% of the estimated consumption for the first eleven months of 2004.

Interchange Carrier Risks. Approximately 40% of FECR’s traffic is interchanged from CSXT, SCFE or NS. The ability of these carriers (CSXT and NS) to market and service southbound traffic into the Florida market will affect the amount of traffic FECR moves.

Rail Car Utilization Risks. FECR earns per diem rents on the use of its car and intermodal fleet of equipment based on other railroads’ or transportation service providers’ use of the equipment. Future significant downturns in the overall U.S. economy, equipment obsolescence or reduced market demand for our car and intermodal fleet, or efforts by other railroads or transportation providers to improve equipment utilization practices could affect the utilization of and per diem rents for this equipment from other railroads and transportation service providers which would lower operating profits. Also, FECR, through operating agreements, currently leases approximately 1,800 rail cars from Greenbrier Leasing Corporation (Greenbrier) and other entities, with lease lengths of up to five to ten years, cancelable every three years. The lease terms call for FECR to be billed an hourly rate based upon the length of time the car is on-line versus off-line. As a car goes off-line, a per diem rent sharing arrangement goes into effect whereby Greenbrier and FECR apportion the rent based upon the length of time the car is off-line. Rents from the Greenbrier leases received by FECR were $4.0 million, $3.0 million and $0.6 million in 2003, 2002 and 2001, respectively. Certain of these leases provide for base rents payable to Greenbrier by FECR if the car remains on FECR’s line for a specified number of days. To date, these base rents (i.e., those above normal car hire) payable to Greenbrier have been minimal.

Trucking

During the third quarter of 2002, the Company adopted a plan to discontinue and ceased operations of its regional long-haul trucking operations. The Company largely completed its operational shut down and disposition activities for the trucking operation during the fourth quarter of 2002. This plan included disposition losses of approximately $5.2 million, including employee severance costs, tractor/trailer disposition costs and other costs. Wind-down activities were completed during the second quarter of 2003.

Accordingly, the Company reported the results of the trucking operations and the estimated disposition loss as discontinued operations under the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), and all periods presented have been restated accordingly.

Real Estate

General

FECI owns 100% of the stock of Flagler. Flagler is engaged in the development, leasing, management, operation and selected sale of commercial and industrial properties in the state of Florida.

Flagler owns and operates office and industrial properties in Florida. Flagler owned and operated 59 buildings as of December 31, 2003, with approximately 6.5 million rentable sq. ft. A schedule of these buildings is included in Part 1, Item 2 of this report. At December 31, 2003, Flagler’s operating properties were 88% occupied. Flagler’s operating properties consist primarily of Class “A” office space and high-quality commercial/industrial facilities constructed after 1992.

At December 31, 2003, Flagler had 1,048,000 sq. ft. of properties in various phases of development, consisting of 343,000 sq. ft. under construction, including a 230,000-sq. ft. build-to-suit, and 705,000 sq. ft. in the pre-development phase, located in the Jacksonville, Orlando and Miami-Dade area markets. For those projects in the pre-development phase, Flagler has invested in engineering, architectural planning and design.

Flagler owns 855 acres of unimproved land with entitlements for the construction of 13.9 million sq. ft. of additional office, industrial and commercial space. Additionally, Flagler owns approximately 2,600 acres of unimproved, unentitled land or land with limited entitlements, primarily situated adjacent to FECR’s rights-of-way along the eastern coast of Florida, available for potential future development or disposition.

Projects under Development

The primary geographic focus of Flagler’s development activities has been in the Miami, Fort Lauderdale, Jacksonville and Orlando markets. Projects under development include:

•	SouthPark Center I, f/k/a Gran Park at SouthPark - Orlando, FL: Located near the intersection of John Young Parkway and Beeline Expressway. Six buildings, totaling 836,000 sq. ft., have been completed, of which one building or 133,000 rentable sq. ft. was sold to a third party during 2003. The park has entitlements for an additional 163,000 sq. ft. of office space. Pre-development is currently underway for a seventh building totaling 93,400 sq. ft.

•	SouthPark Center II, f/k/a Gran Park at SouthPark - Orlando, FL: In 1999, based on the success of SouthPark, Flagler acquired approximately 90 acres adjacent to its existing park. The land has remaining entitlements for 1.7 million sq. ft. of office space and 98,000 sq. ft. of commercial space. During 2003, construction of a 60,000 rentable sq. ft. build-to-suit project for Corinthian Colleges, Inc. was completed. The Corinthian Colleges’ build-to-suit is currently under contract for sale. At December 31, 2003, a second 137,000 sq. ft. office building was in the pre-development phase.

•	Flagler Station, f/k/a Beacon Station - Miami, FL: Located northwest of Miami International Airport. Flagler owns and operates thirty buildings, totaling 3.3 million rentable sq. ft., at December 31, 2003, including 540,000 rentable sq. ft. previously held in partnership with Duke Realty, which Flagler purchased in January 2003. The park has entitlements for an additional 4.0 million sq. ft.

of office, industrial and commercial space. Construction is currently underway for a 230,000 sq. ft. build-to-suit office building for Ryder System, Inc., and pre-development is currently underway for two projects totaling 361,000 sq. ft. Flagler owns approximately 535 acres adjacent to this park for future development or sale, of which 465 acres are under contract for sale at December 31, 2003.

•	Deerwood North - Jacksonville, FL: Located near the intersection of Southside Boulevard and Gate Parkway North, north of J. Turner Butler Boulevard. Deerwood North consists of two office buildings, totaling 270,000 rentable sq. ft. In addition, construction was underway for a third 113,000 sq. ft. office building, which is 60% pre-leased, which was completed in January 2004. The Company has entitlements for an additional 118,000 sq. ft. of office space in Deerwood North.

•	Flagler Center, f/k/a Gran Park at Jacksonville - Jacksonville, FL: Located in south Jacksonville at the intersection of Old St. Augustine Road and I-95. Flagler owns and operates seven buildings, totaling 771,000 rentable sq. ft., within the park. The park has entitlements for an additional 4.2 million sq. ft. of office, industrial and commercial space on approximately 335 developable acres. Flagler is constructing an interchange at Old St. Augustine Road and I-95, which should provide more efficient access to the park, with completion of the interchange anticipated in 2004. Flagler completed its expansion of Old St. Augustine Road to four lanes in 2003, providing increased traffic flow near the park, as well as additional park accessibility.

The following is a summary of the Company’s development activity as of December 31, 2003:

			Net Rentable	Building
Status	Owner	Property Description	Square Feet	Start Date

Under construction	Flagler	Flagler Station	230,000	Nov. 2002
Under construction	Flagler	Deerwood North III	113,000	Mar. 2003
Pre-development	Flagler	SouthPark Center II	137,000	Feb. 2004
Pre-development	Flagler	Flagler Center	114,000	Apr. 2004
Pre-development	Flagler	Flagler Station	160,000	TBD
Pre-development	Flagler	Flagler Station	201,000	TBD
Pre-development	Flagler	SouthPark Center I	93,000	TBD

		Total	1,048,000

Customers

Flagler leases to approximately 230 tenants in a variety of industries, including financial services, distribution, hospitality services and import/export. Flagler’s largest tenant occupied approximately 6% of leased space at December 31, 2003.

Competition

The real estate industry is generally characterized by significant competition. If market conditions reflect that sales of properties would provide advantageous returns, the Company may decide to sell certain of its developed properties. There are numerous developers and real estate companies (including those in Florida) that compete with the Company in seeking properties for acquisition, resources for development and prospective tenants. Competition may adversely affect the Company’s ability to attract and retain tenants and achieve favorable rental rates. The Company may compete with entities having greater financial and other resources. There can be no assurance that the existence of such competition may not have a material adverse effect on the Company’s business, operations or cash flows.

Regulation

Real estate development in Florida is subject to extensive regulation at both the state and local levels.

One of the primary purposes of regulation is to ensure that infrastructure, such as traffic circulation, sanitary sewer, solid waste, drainage, potable water, parks and recreation and transportation facilities, is adequate to serve proposed development. If the facilities in the area of the development are inadequate or will become inadequate as a result of the proposed development, the developer must either improve the infrastructure to a level satisfactory to the regulatory agencies or provide financial assurances that the necessary improvements will be made as development progresses. In many areas of Florida, significant infrastructure improvements need to be made in order to support additional development. Infrastructure improvement requirements could adversely affect the ability of developers in Florida, including Flagler, to develop real estate projects.

Larger developments may be regulated as Development of Regional Impact (DRI) if they meet statutorily prescribed thresholds. The process for obtaining governmental approval of a DRI project includes an evaluation of the project’s impact on the environment, infrastructure and government services, and requires the involvement of numerous federal, state and local governmental agencies. The DRI review process is lengthy and expensive and may result in an approval that requires significant capital improvements or other exactions as a condition of the approved development.

In addition, federal, state and local regulations govern the development of lands containing endangered or protected wildlife species, and sensitive environmental areas such as wetlands and coastal areas. Much of the developable land in Florida is impacted by those regulations. As a result, those regulations may limit the Company’s ability to develop its real estate holdings.

Real estate ownership and development is subject to extensive federal, state and local environmental regulation governing hazardous substances. Pursuant to those regulations, the owner or operator of contaminated real estate may be required to perform remediation, regardless of the cause of the contamination. The sale or development of properties may also be restricted due to environmental concerns. In addition, violation of those regulations may result in civil penalties, remediation expenses, natural resource damages, injunctions, cease and desist orders and criminal penalties. The Company is not presently aware of any material contamination, or any material adverse environmental development issues relating to its real estate operations. However, there can be no assurance that environmental issues will not arise in the future.

Risks

Market Risks. There can be no assurance that the U.S. economy in general, or the economy of the Southeast and Florida in particular, will not continue to be affected by the recent recession or that they will recover as expected. Certain significant expenditures associated with the development, management and servicing of real estate (such as real estate taxes, maintenance costs and debt payments, if any) generally could not be reduced even if an economic downturn caused less revenue to be generated from the Company’s properties. Additionally, capital expenditures (especially infrastructure related) for development of office parks occur early in the construction cycle potentially becoming subject to longer than expected holding periods and costs in the event of economic downturns.

Development Risks. The Company’s real estate development activities require significant capital expenditures. Flagler’s capital expenditures for 2004 are expected to be between $75 million and $85 million. The Company has obtained funds for its capital expenditures and operating activities through operating cash flows, property sales and financings. There can be no assurances that funds available from operating cash flow, property sales and financings will continue to be sufficient to fund the Company’s required or desired capital expenditures for development. If the Company were unable to obtain sufficient funds, it might have to defer or otherwise limit certain development activities. Further, any new development, or any rehabilitation of older projects, may require compliance with new building codes and other regulations. The Company cannot estimate the cost of complying with such codes and regulations, and such costs can make a new project, or some otherwise desirable uses of an existing project, not economically feasible.

Cyclical Risks. Flagler’s leasing occupancy and development are subject to the effect of cycles in the regional and local economies and, to a lesser extent, by the U.S. national economy. Historically, leasing occupancy and new building development activity are affected favorably by a period of economic recovery and unfavorably by an economic downturn.

Telecommunications

FECI completed the sale of its wholly owned telecommunications subsidiary, EPIK, to Odyssey Telecorp, Inc. (Odyssey), a privately held holding company specializing in telecom network assets during the fourth quarter of 2002. In accordance with SFAS 144, EPIK’s results from operations and the estimated disposition gain have been reported as discontinued operations for all years presented. See Items 7 and 8 of this Annual Report on Form 10-K for a more detailed discussion of the sale of this subsidiary.

Financial Information about FECI’s Segments

The Company had total segment operating revenues of $339.0 million, an operating profit of $73.9 million and total assets of $1.0 billion in 2003. (See Note 8. Segment Information of the Financial Statements and Supplementary Data set forth in Part II, Item 8 of this report on Form 10-K). The Company’s total railroad operating revenues were $181.1 million and real estate revenues were $157.9 million. Segment operating profit included $43.0 million from the railroad, $44.0 million from real estate, less $13.1 million of corporate general and administrative expenses. During 2002, the Company sold EPIK and discontinued FLX’s trucking operations. The financial statements for 2001 have been restated to reflect these transactions. The financial results of these two businesses, along with certain buildings sold or held for sale and partnership interests sold, are accounted for and shown in discontinued operations, which includes a 2003 and 2002 loss from operation of discontinued operations, net of taxes, of $0.3 million and $168.7 million, respectively, and a 2003 and 2002 gain on disposition of discontinued operations, net of taxes, of $2.1 million and $10.8 million, respectively.

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

Working Capital

At December 31, 2003, the Company’s current assets exceeded current liabilities by $104.8 million. The Company had a $200 million revolving credit facility at December 31, 2003 (see Note 15 of the Financial Statements). At December 31, 2003, there were no monies drawn on the facility (see also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations). At December 31, 2003, the Company had cash and cash equivalent balances of $125.1 million, including $5.1 million then designated for possible use to purchase real property via tax-free exchange. The Board of Directors authorized the expenditure of up to $75 million to repurchase its outstanding common stock through a program of open market purchases and privately negotiated transactions. The Company expects to finance the stock repurchase primarily from available cash balances and external financing to the extent necessary. At December 31, 2003, the Company had repurchased $2.9 million of stock pursuant to this authorization.

Employees

FECI employed 26 people; FECR employed 780, and Flagler had 67 employees as of December 31, 2003. Approximately 569 of FECR’s employees are represented by labor unions: United Transportation

Union (UTU) (train and engine service employees), Brotherhood of Maintenance of Way Employees (BMWE) (track maintenance and structures) and International Brotherhood of Electrical Workers (IBEW) (seven crafts, including agents and clerical, carmen, maintenance of equipment foremen, roadway shop, signals and communications, train dispatchers, boilermakers, electricians, machinists, sheetmetal workers and shop laborers).

FECR is a party to Collective Bargaining Agreements (CBAs) with these three national labor unions. All agreements are currently amendable. The Company is in various stages of collective bargaining on each of these agreements and anticipates a conclusion and execution of multi-year agreements for each craft.

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

Additionally, the Company’s Code of Conduct, Corporate Governance Guidelines and Charters of the Committees of the Board of Directors are also posted on the website. This information is also available in print form via mail by request to the Company.

ITEM 2. PROPERTIES

The Company’s material physical properties at December 31, 2003 are listed below and are grouped by industry segment.

Railway

FECR owns three connected four-story buildings in St. Augustine, Florida, which are used by FECI and FECR as corporate headquarters. FECR also owns a railroad right-of-way, generally 100 feet wide, along the east coast of Florida extending for 351 miles used for its railroad operations. FECR also owns and operates approximately 276 miles of branch, switching and other secondary track, and 159 miles of yard track, various rail car marshalling yards, trailer/container and automobile loading and unloading facilities, signaling system facilities, and a number of operating offices, shops and service house buildings.

On March 2, 1998, FECR entered into a Trackage Agreement with SCFE providing for, among other things, the exclusive operation and maintenance of 56 miles of branch mainline.

FECR’s tracks, bridges and other fixed property and signal improvements are maintained to a level based on the needs of service. The mainline is, in general, constructed of 132-pound per yard continuous welded rail supported on concrete crossties. These facilities provide a reliable infrastructure for rail operations suited to the business demands of customers, including unrestricted movement of double-stacked containers, tri-level automobiles and heavier axle rail cars.

The branch mainlines, way switching and yard tracks are, for the most part, of 115-pound per yard materials supported by wood ties.

FECR owns or leases 74 diesel electric locomotives, 2,488 freight cars, 1,408 trailers for highway revenue service, numerous pieces of rail-mounted and non-rail-mounted work equipment, and numerous automobiles used in maintenance and transportation operations. Generally, FECR’s equipment is in good physical condition, considering its years of service and operating utilization.

During 2003, FECR commenced an engineering- and economics-based study of its principal right-of-way and equipment assets to develop a multi-year preventive maintenance and replacement plan and associated estimates of the assets’ remaining lives. The study is expected to be completed in 2004 and may result in changes in FECR’s maintenance and capital spending and in the estimated remaining useful lives of its property, plant and equipment, which may affect future depreciation rates and expense.

In addition, FECR currently leases approximately 1,800 rail cars from Greenbrier Leasing Corporation and other entities, with lease lengths of up to five to ten years, cancelable every three years. The lease terms call for FECR to be billed an hourly rate based upon the length of time the car is on-line versus off-line. As a car goes off-line, a per diem rent sharing arrangement goes into effect whereby Greenbrier and FECR apportion the rent based upon the length of time the car is off-line. Rents from the Greenbrier leases received by FECR were $4.0 million, $3.0 million and $0.6 million in 2003, 2002 and 2001, respectively. Certain of these leases provide for base rents payable to Greenbrier by FECR if the car remains on FECR’s line for a specified number of days. To date, these base rents (i.e., those above normal car hire) payable to Greenbrier have been minimal.

FECR also owns lands outside of the right-of-way. These holdings include certain properties in South Florida and large rail yards in Jacksonville, Fort Pierce and Miami. Exclusive of operating rail yards, some of FECR’s land portfolio includes the following:

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

     Eyster Boulevard

This site is located in the City of Rockledge, south of Eyster Boulevard, and consists of 64.1 acres with approximately 1,290 ft. of frontage along Eyster Boulevard and over 2,600 ft. of rail frontage. A portion of the site has 330 ft. of frontage along Murrell Road. The property is currently being marketed for sale as commercial and industrial sites.

Real Estate

At year-end 2003, Flagler’s commercial and industrial portfolio included 59 buildings aggregating 6.5 million rentable sq. ft. Flagler’s income-producing properties are detailed below:

FLAGLER’S INCOME-PRODUCING BUILDINGS
(at December 31, 2003)

	No. of		Rentable	Occupied	%	Year
Location	Bldgs.	Type	Sq. Ft.	Sq. Ft.	Occupied	Built

duPont Center Jacksonville, FL	2	Office Buildings	160,000	81,000	51	1987-88

Deerwood North Jacksonville, FL	2	Office Buildings	270,000	227,000	84	1999-01

Deerwood South Jacksonville, FL	4	Office Buildings	520,000	474,000	91	1996-99

Flagler Center, f/k/a	1	Office Building	123,000	123,000	100	1999
Gran Park at Jacksonville	4	Office/Showroom/Warehouses	441,000	400,000	91	1997-99
Jacksonville, FL	1	Front Load Warehouse	99,000	99,000	100	1997
	1	Rail Warehouse	108,000	108,000	100	1997

Gran Park at The Avenues	3	Office Buildings	242,000	165,000	68	1992-95
Jacksonville, FL	3	Office/Showroom/Warehouses	173,000	120,000	69	1992-97
	2	Office Warehouses	302,000	258,000	85	1994-96

Office Center at Southpoint	1	Office Building	60,000	60,000	100	1999
Jacksonville, FL

SouthPark Center, f/k/a	4	Office Buildings	571,000	555,000	97	1998-01
Gran Park at SouthPark	1	Office/Showroom/Warehouse	132,000	114,000	86	1998
Orlando, FL

Flagler Station, f/k/a	1	Office Building	101,000	101,000	100	2000
Beacon Station	5	Office/Showroom/Warehouses	368,000	318,000	86	1988-94
Miami, FL	10	Office Warehouses	1,328,000	1,161,000	87	1990-01
	4	Rail Warehouses	398,000	371,000	93	1989-94
	7	Front Load Warehouses	789,000	730,000	93	1991-95
	1	Double Front Load Warehouse	239,000	225,000	94	1993
	1	Office Service Center	39,000	36,000	92	1994-02
	1	Retail Building	42,000	10,000	24	2002

Total-100% owned buildings	59		6,505,000	5,736,000	88

Certain of these buildings are mortgaged to secure loans with outstanding balances due of $241.1 million as of December 31, 2003. Blended interest and principal repayments on the notes are payable monthly based on a fixed 7.23% weighted-average interest rate on the outstanding principal amount of the mortgage notes and a thirty-year amortization period.

Note: Flagler also owns a 60,000 rentable sq. ft. office building, located in SouthPark Center, which is considered held for sale at December 31, 2003, accounted for as a discontinued operation and excluded from its income-producing properties listed above.

The Company periodically reviews its inventory of income-producing commercial and industrial properties, as well as undeveloped properties to determine how best to maximize its value, including possible sale, if market conditions warrant. The Company will continue to develop additional rentable commercial and industrial space if market conditions warrant. The Company currently has 343,000 sq. ft. under construction, including a 230,000 sq. ft. build-to-suit project, and 705,000 sq. ft. in the pre-development phase (see Part I, Item 1. Business, in this report on Form 10-K).

Flagler’s land portfolio includes the following major land holdings:

     Lemberg North

A 580-acre tract located in northern St. Johns County along US 1 between Jacksonville and St. Augustine. The property fronts the western boundary of FECR’s mainline which is immediately adjacent to US 1. Flagler is evaluating the development potential of this property for a variety of possible uses.

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

     Fort Pierce K-4

A 335-acre tract located in St. Lucie County at the southeast quadrant of the intersection of I-95 and the Florida Turnpike. The land use designation for the property is for mixed-use development, with 160 acres of the property presently zoned for heavy industrial. The remainder is presently zoned for agriculture or residential. When market analysis reflects the proper demand for industrial use, the property could be developed as industrial zoned property. Various approvals from state, regional and local government entities will be required. This property is currently being marketed for sale.

     107th Avenue Property (Section 8)

A 465-acre undeveloped tract located in west Dade County bounded by NW 107th Avenue (west), NW 90th Street (north), NW 74th Street (south) and NW 97th Avenue (east). The property is contiguous to the southeast corner of Flagler Station, Flagler’s 850-acre master planned commercial and industrial development. Section 8 is currently under contract for sale for $80 million to an unaffiliated third party. The sale is scheduled to close during the fourth quarter of 2004.

     Downtown Miami Lot

An 8-acre tract located in downtown Miami fronting on NW 1st Avenue adjacent to the Miami Arena and less than one block from an announced federal courthouse. The future land use designation and zoning of the property are for office/mixed-use. Flagler is evaluating the development of the property for the allowable future use.

     Medley

A 41-acre parcel located at 121st Street in Medley. The property is located adjacent to Flagler Station Section 32. The parcel is currently being marketed for sale.

Summary of FECI Land Holdings

The Company owned and managed 6,024 acres of land at year-end 2003, which included 491 acres on which buildings are located; 855 acres of developable land with entitlements, including the projects under development described in Item 1, Part 1 of this report; 3,465 acres of undeveloped land, including the undeveloped properties described in Item 1, Part I of this report, and 1,213 acres owned by FECR. These properties are held for lease, development and/or sale and are in fourteen counties of the state of Florida as follows:

	Flagler	FECR	Total
Counties	Acres	Acres	Acres

Brevard	276	249	525
Broward	49	5	54
Dade	1,336	35	1,371
Duval	1,316	5	1,321
Flagler	66	2	68
Indian River	3	—	3
Martin	25	2	27
Okeechobee	—	14	14
Orange	162	—	162
Palm Beach	11	16	27
Putnam	—	83	83
St. Johns	1,170	77	1,247
St. Lucie	337	43	380
Volusia	60	682	742

Total	4,811	1,213	6,024

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

FECR is one of several PRPs alleged to have contributed to the environmental contamination at and near the Miami International Airport (MIA) in a lawsuit filed on or about April 11, 2001 by Miami-Dade County in the Miami-Dade County 11th Judicial Circuit Court. In regard to FECR, Miami-Dade County generally alleges that FECR is or was the owner of sites at or near MIA and that the past acts of an FECR lessee or others contaminated the soil and/or groundwater at those sites, which allegedly impacted MIA property. The County generally seeks damages for past and future remediation costs relating to MIA’s property. The lawsuit was not served on FECR; however, in January 2003 FECR in conjunction with a cooperating parties group made up of named PRPs, filed a Notice of Appearance with the court. At the request of those in the cooperating parties group and Miami-Dade County, the court issued an order staying all proceedings for 120 days while the parties worked to resolve the matter without further litigation. Successive orders extending the stay have been issued by the court and FECR has continued during that time to work toward resolving this matter. The Company does not currently possess sufficient information to reasonably estimate the amount of remediation liability, if any, it may have in regard to this matter. While the ultimate results of the claim against FECR cannot be predicted with certainty, based on information presently available, management does not expect that resolution of this matter will have a material adverse effect on the Company’s financial position, liquidity or results of operations.

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

On February 24, 2004, the Broward County Commission approved the negotiated termination of a long-term ground lease between the County and the Company.

The ground lease covers 97 acres owned in fee by Broward County at Port Everglades, which is located near Fort Lauderdale, Florida. The Company’s Railway is the exclusive rail-service provider to the Port. In acquiring the ground lease in 2000, the Company intended to work with the County to develop an intermodal transshipment yard and warehouses at the Port. Due to increased restrictions on Port access since the September 11 terrorist attacks, restrictions on allowable uses of Port property, changes in business conditions, and other factors, the pace of the Company’s development of warehouse space at the Port has been slower than originally contemplated and the Company and the County were not able to reach agreement on developing an intermodal transshipment yard at the Port. The County and the Company have now agreed, subject to the execution of a definitive agreement, to terminate the entire lease. In consideration for the early termination, the Company will (a) convey title to certain land improvements and a warehouse on the leased property and (b) pay to Broward County $5.4 million reduced by additional rental payments made by the Company from November 2003 until closing and some other minor adjustments (closing is expected to occur in March 2004 and the net additional payment will be approximately $4 million if the closing occurs in March).

Absent a termination, the ground lease would run until 2033, with an annual rent of $4 million. Rent is recorded as an operating expense. In addition to rent, for so long as the lease is in effect, the Company is obligated under a related agreement between the County, the City of Hollywood and the Company to make minimum annual payments of $0.2 million in-lieu-of taxes to the City of Hollywood through 2032 (the amount of the payment is based on the extent of improvements on the leased property). In connection with the termination of the ground lease, the Company will be required to indemnify the County from any claim by the City against the County relating to the City’s entitlement to the payments in-lieu-of taxes and to secure that indemnification with a letter of credit. A dispute exists between the Company and the City regarding the effects of the termination of the lease on the in-lieu-of-tax payment obligations. The Company contends that the City is not entitled to further payments upon termination and the City contends it is entitled to a lump sum payment of $10 million upon termination. The Company intends to defend against this claim vigorously.

During the third quarter of 2003, the Company recorded a charge of $16.4 million ($10.1 million after tax), reflecting management’s estimate of the cost of terminating the ground lease. While management believes its estimate is reasonable given currently applicable facts and circumstances, in future periods the Company may record adjustments to this charge based on the outcome of the dispute with the City.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock and Dividend Policy

The common stock of FECI is traded on the New York Stock Exchange with the symbol “FLA.” As of February 27, 2004, there were 1,651 holders of record of FECI’s common stock.

The following table shows the high and low sales prices and dividends per share by quarter for 2003 and 2002:

			Cash
			Dividends
Common Stock Price	High	Low	Paid

2003
Fourth Quarter
Common stock	$34.40	$27.59	$.04
Third Quarter
Class A	$30.90	$26.36	$1.54
Class B	$32.10	$25.15	$1.54
Second Quarter
Class A	$29.70	$24.30	$.04
Class B	$29.39	$27.05	$.04
First Quarter
Class A	$25.49	$22.98	$.025
Class B	$24.55	$21.97	$.025
2002
Fourth Quarter
Class A	$25.90	$21.20	$.025
Class B	$24.00	$19.96	$.025
Third Quarter
Class A	$26.76	$20.94	$.025
Class B	$24.20	$19.31	$.025
Second Quarter
Class A	$30.00	$21.00	$.025
Class B	$28.08	$19.25	$.025
First Quarter
Class A	$29.40	$20.10	$.025
Class B	$27.23	$19.70	$.025

The Company pays quarterly cash dividends on its outstanding shares of common stock. On August 28, 2003, the Company declared a special dividend of $1.50 per share on its outstanding common stock, payable on September 25, 2003, to shareholders of record on September 11, 2003. The determination of the amount of future cash dividends, if any, to be declared and paid by the Company will depend upon, among other things, the Company’s financial condition, funds from operations, level of capital expenditures, future business prospects and other factors deemed relevant by the Board of Directors. The closing price of the common stock was $35.06 as of February 27, 2004.

On February 27, 2003, FECI’s Board of Directors approved the submission of a proposal to shareholders to amend the Company’s Articles of Incorporation to eliminate the Company’s dual-class structure by reclassifying the Company’s Class A common stock and Class B common stock into a new single class of common stock on a one-for-one basis. The reclassification was subsequently approved at the Annual Meeting of Shareholders held on May 28, 2003. On September 10, 2003, FECI and The St. Joe Company received a favorable ruling from the U.S. Internal Revenue Service regarding FECI’s reclassification of its Class A and Class B common stock into a single class of common stock. The letter ruling confirmed that the proposed reclassification would not have an adverse affect on the tax-free status of the October 2000 spin-off of St. Joe’s equity interest in FECI to St. Joe’s shareholders. FECI filed an amendment to its Articles of Incorporation with the Secretary of State of Florida in order to effect the reclassification on September 22, 2003. The consolidated financial statements reflect the reclassification for all periods presented. The single class of common stock trades on the New York Stock Exchange under the ticker symbol “FLA.”

The tabular presentation regarding Securities Authorized for Issuance under Equity Compensation Plan Information Plans is presented (in Note 12. Stock-Based Compensation in the financial statements of Part II, Item 8 of this report, and) in the Proxy Statement.

On August 28, 2003, the Board of Directors authorized the expenditure of up to $75 million to repurchase the Company’s outstanding common stock through a program of open market purchases and privately negotiated transactions. The following table sets forth the repurchases made through December 31, 2003:

				Maximum Amount
			Total Number of Shares	of Value that may
			Purchased as Part of	yet be Purchased
	Total Number of	Average Price	Publicly Announced	under the Plans or
	Shares Purchased	Paid Per Share	Plans or Programs	Programs

				(000's)
October	11,500	$29.50	11,500	$74,661
November	74,500	$29.94	74,500	$72,431
December	11,300	$30.78	11,300	$72,083

Total	97,300	$29.98	97,300

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below with respect to the Company’s consolidated statements of income for each of the five years in the period ended December 31, 2003, and with respect to the consolidated balance sheets for the same periods are derived from the consolidated financial statements. This selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Notes to the Financial Statements and Supplementary Data (Item 8) included elsewhere herein. Income statement data, discontinued operations and earnings per share results for years 1999-2002 have been reclassified to treat EPIK, FLX and certain Flagler buildings as discontinued operations, consistent with 2003’s presentation. Included in 2002 and 2001 discontinued operations is an impairment of certain telecommunications assets. See Note 4 to the financial statements in Item 8 for additional discussion.

	Years Ended December 31

(dollars in thousands, except per share amounts)	2003	2002	2001	2000	1999

Income Statement Data
Operating revenues	338,990	301,217	246,327	238,567	294,300
Operating expenses	(265,091)	(211,311)	(188,958)	(181,784)	(233,943)

Operating profit	73,899	89,906	57,369	56,783	60,357
Interest income	946	425	1,170	3,508	4,742
Interest expense	(17,056)	(19,602)	(6,187)	(932)	(378)
Other income	9,544	10,803	9,288	10,951	5,637

Income before income taxes	67,333	81,532	61,640	70,310	70,358
Provision for income taxes	(25,923)	(31,389)	(23,730)	(28,189)	(26,892)

Income from continuing operations	41,410	50,143	37,910	42,121	43,466

Discontinued Operations
Loss from operation of discontinued operations (net of taxes) (see details below)	(290)	(168,717)	(99,296)	(16,363)	(2,687)
Gain on disposition of discontinued operations (net of taxes)	2,104	10,823	—	—	—

Income (loss) from discontinued operations	1,814	(157,894)	(99,296)	(16,363)	(2,687)

Net income (loss)	43,224	(107,751)	(61,386)	25,758	40,779

Earnings Per Share
Income from continuing operations - basic	$1.13	$1.38	$1.04	$1.16	$1.20
Income from continuing operations - diluted	$1.12	$1.37	$1.04	$1.15	$1.19
Loss from operation of discontinued operations - basic	($0.01)	($4.64)	($2.73)	($0.45)	($0.08)
Loss from operation of discontinued operations - diluted	($0.01)	($4.61)	($2.72)	($0.45)	($0.07)
Gain on disposition of discontinued operations - basic & diluted	$0.06	$0.30	—	—	—

Net income (loss) - basic	$1.18	($2.96)	($1.69)	$0.71	$1.12
Net income (loss) - diluted	$1.17	($2.94)	($1.68)	$0.70	$1.12
Weighted-average shares - basic	36,502	36,446	36,397	36,365	36,302

Weighted-average shares - diluted	36,865	36,635	36,608	36,706	36,509

Cash dividends declared on common stock	60,453	3,658	3,652	3,643	3,636

Cash dividends declared per share on common stock	$1.645	$0.10	$0.10	$0.10	$0.10

Details of EPIK’s, FLX’s, and certain Flagler buildings’ income (loss) from operation of discontinued operations are provided in the following tables:

	Years Ended December 31

(dollars in thousands)	2003	2002	2001	2000	1999

Summary of Operating Results of Discontinued Operations
EPIK revenues	—	17,728	11,504	3,393	160
EPIK expenses	65	296,774	169,640	24,426	3,289

Operating loss	(65)	(279,046)	(158,136)	(21,033)	(3,129)

Other income	—	9,272	594	953	1

Loss before income taxes	(65)	(269,774)	(157,542)	(20,080)	(3,128)
Income taxes	25	103,863	60,654	8,032	1,195

Loss from operation of discontinued operations	(40)	(165,911)	(96,888)	(12,048)	(1,933)

	Years Ended December 31

(dollars in thousands)	2003	2002	2001	2000	1999

Summary of Operating Results of Discontinued Operations
Trucking revenues	—	22,525	36,224	31,601	29,011
Trucking expenses	(250)	28,688	42,483	39,752	30,223

Income (loss) before income taxes	250	(6,163)	(6,259)	(8,151)	(1,212)
Income taxes	(96)	2,373	2,410	3,260	463

Income (loss) from operation of discontinued operations	154	(3,790)	(3,849)	(4,891)	(749)

	Years Ended December 31

(dollars in thousands)	2003	2002	2001	2000	1999

Summary of Operating Results of Discontinued Operations
Flagler realty rental revenues	1,304	3,431	3,335	1,081	(4)
Flagler realty rental expenses	2,003	1,902	1,280	289	4

Operating (loss) income	(699)	1,529	2,055	792	(8)

Interest income	43	73	291	145	—

(Loss) income before income taxes	(656)	1,602	2,346	937	(8)
Income taxes	252	(618)	(905)	(361)	3

(Loss) income from operation of discontinued operations	(404)	984	1,441	576	(5)

	Years Ended December 31

(dollars in thousands)	2003	2002	2001	2000	1999

Balance Sheet Data
Total assets	1,008,350	1,051,236	1,200,670	1,111,538	910,878
Cash and investments	125,057	83,872	14,089	32,690	102,552
Properties, less accumulated depreciation	814,683	795,650	1,064,899	989,283	742,176
Long-term debt	238,305	294,143	282,784	88,000	—
Shareholders’ equity	558,133	573,316	684,169	748,104	724,441

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

The Company’s assets and operations are located in the state of Florida. Consequently, the Company’s performance is significantly affected by the general health of the Florida economy, while more broadly affected by the national economy, and international economies, including the Caribbean and South America. Additionally, both businesses are cyclical and are affected by the local, regional, national and international economies.

The Company generates rail operating revenues primarily from the movement of freight in both conventional freight cars and intermodal shipments of containers and trailers on flatcars over its rail lines. Starting in November of 2002, certain drayage operations previously performed by FLX were assumed by FECR. Freight and drayage revenues are recorded as freight moves from origin to destination. Modest non-freight operating revenues are derived from demurrage and detention (equipment per diem paid by customers), switching, weighing, special train and other transportation services. The Company has one railroad customer that accounted for approximately 20%, 19% and 19% of the railroad’s operating revenues in 2003, 2002 and 2001, respectively. The Company does not believe that this customer will cease to be a rail shipper, or will significantly decrease its freight volume in the near future. FECR’s top five customers accounted for approximately 43%, 46% and 44% of 2003, 2002, and 2001 freight revenues. While FECR may compete directly with certain of its connecting rail carriers, FECR revenues can be affected by broader rail industry issues like service reliability, shipper satisfaction, government regulation, and the effects of Class I mergers and acquisitions. Additionally, broader transportation industry issues associated with motor carriers, ships, barges and ports can affect transportation logistics and patterns which influence rail shipments and freight revenues.

The Company’s rail expenses consist of salaries and wages (73% of FECR’s work force is covered by collective bargaining agreements), related payroll taxes and employee benefits, depreciation (primarily reflecting FECR’s capital requirements for maintaining the current operations), insurance and casualty claim expense, diesel fuel, car hire (generally, a net rent credit from rents received from others utilizing FECR’s car fleet less rents paid by FECR to use foreign equipment), property taxes, materials and supplies, purchased services and other expenses. Many of the railway’s operating expenses are of a relatively fixed nature, and do not increase or decrease proportionately with increases or decreases in operating revenues unless the Company’s management takes specific actions to restructure the Company’s operations. The Company experiences increases/decreases in fuel costs as the price of diesel fuel fluctuates in the market.

The Company’s real estate operations are cyclical and are affected by local demographic and general economic trends and the supply and rate of absorption of new construction. Although the Company’s real estate business has a large portfolio of income-producing properties expected to provide reasonably stable operating results from a large and diverse customer base, the Company’s real estate earnings may be significantly affected from period to period by the nature and timing of sales of developed property and other real estate assets. Additionally, certain significant expenditures (including capital for maintaining or providing infrastructure to the properties) could be required during periods of economic downturn.

Flagler has a portfolio of land, which includes land held for future development (entitled and unentitled), surplus land, some of which is under contract or held for sale, and land located in the parks that is under the existing buildings (491 acres) or undevelopable (900 acres). The Company believes that Flagler’s 855 acres of entitled land and 2,565 acres of unentitled land, which are held for development, are capable of supporting in excess of ten years of future development. The Company’s determination to develop or sell property is based on market conditions. Flagler holds approximately 972 acres of surplus land, of which 378 acres are either on the market or under contract for sale and expected to be sold over the next several years.

FECR owns approximately 1,213 acres of land that is held for lease, development and/or sale. There are 173 acres currently on the market or under contract for sale. FECR continues to evaluate the appropriate uses for the remaining land.

Real estate operating revenues are generated from (i) rental agreements on its commercial and industrial portfolio of buildings, as well as rents on its land holdings, (ii) sales of land and/or buildings and (iii) development and property management services provided to customers.

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

FINANCIAL CONDITION,  LIQUIDITY AND CAPITAL RESOURCES

Net cash generated by operating activities was $136.0 million, $55.3 million and $18.0 million in the years ended December 31, 2003, 2002 and 2001, respectively. The year-to-year fluctuation in net cash generated by operating activities reflects a $74.6 million income tax refund received during the second quarter of 2003.

During the years ended December 31, 2003, 2002 and 2001, cash flows provided by (used in) investing activities were $22.0 million, $6.6 million and ($210.3 million), respectively, representing primarily purchases of properties offset by proceeds from the disposition of assets (mostly buildings and land). Proceeds from asset sales were $124.2 million, $88.8 million and $22.5 million in 2003, 2002 and 2001, respectively.

During the years ended December 31, 2003, 2002 and 2001, the Company invested approximately $75 million, $27 million and $57 million, respectively, at Flagler. Flagler’s 2003 capital expenditures reflect $23.3 million to buy out Flagler’s former partner in three Flagler Station warehouses and the acquisition of a 60,000 sq. ft. office building and undeveloped land in Jacksonville, $20.3 million for park infrastructure development which includes $15.5 million of infrastructure cost at Flagler Center, including $8.9 million related to construction of the I-95 interchange at Old St. Augustine Road in Jacksonville, Florida, and $18.2 million for new building construction. For the years ended December 31, 2003, 2002 and 2001, the Company’s capital investments at FECR were approximately $27 million, $30 million and $33 million, respectively. The Company’s capital investments in 2001 also included costs of $155.5 million associated with the completion of the formerly owned EPIK telecommunication network.

Net cash (used in) provided by financing activities was ($116.9 million), $7.9 million and $188.0 million in the years ended December 31, 2003, 2002, and 2001, respectively. Finance activities during 2003 include primarily repayments ($53.0 million) for borrowings on the line of credit and payments ($60.5 million) of dividends. Cash provided from financing activities during 2001 results primarily from proceeds ($246.2 million) from mortgages associated with certain Flagler buildings offset by net repayments ($49.0 million) from borrowings on the line of credit.

During the third quarter of 2003, the Company announced that its Board of Directors had declared a special dividend on its Class A and Class B common stock of $1.50 per share, as well as the Company’s $0.04 per share quarterly dividend. In addition, the Board of Directors authorized the expenditure of up to $75 million to repurchase its outstanding common stock through a program of open market purchases and privately negotiated transactions. The Company expects to finance the stock repurchase primarily from available cash balances and external financing to the extent necessary. At December 31, 2003, the Company had repurchased $2.9 million of stock pursuant to this authorization.

At December 31, 2003, the Company had in place a $200 million revolving credit facility pursuant to an agreement, as amended from time to time, between the Company and certain banking institutions (the Credit Facility Agreement). The description herein of the revolving credit facility is qualified in its entirety by reference to the Credit Facility Agreement, which is incorporated as Exhibit 10(b) to the Company’s Reports on Form 10-K for years ended December 31, 2003, 2002 and 2001. On February 7, 2003, the Credit Facility Agreement was extended for an additional year to March 31, 2005 and amended to reduce the facility’s size to $200 million, increase the stock repurchase and special dividend limit from $50 million to $150 million (which may be increased starting in 2004 to $200 million if certain financial ratio tests are met), increase the non-recourse mortgage financing limit from $250 million to $325 million, and make other miscellaneous modifications. At December 31, 2003, the Company had no monies drawn on the revolving credit facility. Pursuant to the Credit Facility Agreement, the Company has agreed, among other things, to maintain certain financial ratios. The Company believes the most restrictive of such ratios is the Group Debt/EBITDA ratio (as defined in the Credit Facility Agreement). The Credit Facility Agreement provides that at December 31, 2003, the Company’s Group Debt/EBITDA ratio shall be no greater than 2.75. At December 31, 2003, the Company’s actual Group Debt/EBITDA ratio was .01. Pursuant to the Credit Facility Agreement, the required Group Debt/EBITDA ratio is 2.75 through December 31, 2003, and 2.50 from January 1, 2004 to March 31, 2005, all as more particularly set forth in the Credit Facility Agreement. Although no assurances can be given as to the Company’s future compliance with the Group Debt/EBITDA ratio covenant or other financial covenants, the Company has complied with the terms of the Credit Facility Agreement in the past and expects to continue to comply with them in the future.

The Company believes its access to liquidity via cash generated from operations and the existing Credit Agreement and/or external financing will be sufficient to support needs in future years.

Results of Operations for 2003 compared to 2002 and 2002 compared to 2001

Discussions are based on segment information - see Note 8 included in Item 8 of this report.

Railway

FECR’s management team continued its focus on improving profitability during 2003 and 2002. Important investments in both operational and human capital were made during these periods to enhance customer service and safety while controlling costs. FECR transported record levels of aggregate revenues during 2003 and 2002. After several years of decline in intermodal revenue, the second half of 2003 showed growth, ending the year with $61.9 million in revenue, for an increase of $1.0 million, as compared to 2002. Leading the way was a resurgence in the parcel/LTL and domestic truckload segments, as well as continued strength on the “Hurricane Train” service, an Atlanta-based intermodal service introduced in 2001. FECR developed an aggressive marketing plan in the early third quarter, featuring a strong defense of existing top customers, while simultaneously developing a group of new customers in the domestic truckload motor carrier segment and the retail market segment, thus positioning FECR with strong momentum entering 2004. Critical to the rebound has been a complete rebranding and integration of FECR’s drayage services into the intermodal product mix. During 2003 and 2002, the Company invested approximately $27 million and $30 million, respectively, of capital in equipment, improved physical plant and new technologies at FECR.

Moderate revenue growth is expected in 2004 primarily from FECR’s continued efforts to grow its intermodal business, continued increases in foodstuff and kindred traffic, and new business relationships that FECR is working to develop; such revenue growth assumes continued improvement in the economy.

Costs associated with insurance, fuel and labor agreements are subject to uncertainty. Capital spending is expected to range between $30 million and $33 million in 2004 before any purchases of land for siting future FECR customers’ facilities.

Railway Operating Results

	Years Ended December 31

(dollars in thousands)	2003	2002	2001

Railway segment’s operating revenues	181,057	166,751	160,720
Railway segment’s operating expenses	138,069	124,634	119,436

Railway segment’s operating profit	42,988	42,117	41,284

Railway segment’s operating ratio	76.3%	74.7%	74.3%

Traffic
Years Ended December 31
(dollars and units in thousands)

	2003	2002	2001	2003	2002	2001
Commodity	Units	Units	Units	Revenues	Revenues	Revenues

Rail carloads
Crushed stone (aggregate)	120.8	113.2	106.5	55,453	50,497	46,040
Construction materials	5.6	5.4	5.5	3,157	3,104	3,420
Vehicles	23.1	25.0	24.5	18,161	19,702	19,465
Foodstuffs	11.9	11.9	8.6	8,902	8,685	6,670
Chemicals	3.6	3.8	3.8	4,135	4,443	4,298
Paper	6.6	6.8	7.7	6,565	6,750	7,314
Other	15.5	12.9	14.8	8,803	7,979	8,181

Total carload	187.1	179.0	171.4	105,176	101,160	95,388
Intermodal	252.1	258.3	263.9	61,892	60,875	61,852

Total freight units/revenues	439.2	437.3	435.3	167,068	162,035	157,240

Drayage	50.3	9.0	—	10,750	*1,786	—

Ancillary revenue	—	—	—	3,239	2,930	3,480

*-Railway began management of drayage operations in November 2002. (Prior year’s results have been reclassified to conform to current year’s presentation.)

	Years Ended December 31

(dollars in thousands)	2003	2002	2001

Rail Operating Expenses
Compensation & benefits	49,972	49,585	47,952
Fuel	13,650	11,675	12,913
Equipment rents (net)	3,032	3,652	1,733
Car hire (net)	(2,731)	(3,422)	(1,108)
Depreciation	19,459	17,735	16,380
Purchased services	8,484	9,095	9,236
Repairs billed to/by others (net)	(3,566)	(3,716)	(4,527)
Load/unload	7,407	7,411	7,473
Casualty & insurance	4,772	5,472	3,767
Property taxes	5,481	4,740	4,432
Materials	9,161	9,101	9,124
General & administrative expenses	9,232	8,432	9,381
Drayage	10,971	1,759	—
Other	2,745	3,115	2,680

Total operating expenses	138,069	124,634	119,436

Revenues - 2003 versus 2002

Railway segment’s operating revenues were up $14.3 million at $181.1 million for 2003 versus $166.8 million for 2002. Most of the increase resulted from revenues ($9.0 million) from drayage operations formerly performed by the Company’s trucking subsidiary, additional aggregate rock traffic (crushed stone), increases in metals traffic (other), and increases in foodstuff traffic. Freight revenues were $167.1 million for 2003, compared with $162.0 million for 2002. Revenues from aggregate rock/crushed stone traffic increased $5.0 million in 2003 due to the increase in construction demand throughout the state of Florida. Revenues from metals shipments (other) increased $0.6 million due to the high demand for domestic metal products as Florida construction demand increased. Revenues from foodstuff traffic increased $0.2 million due to increased business from two major customers. Revenues from SCFE increased $0.4 million from 2002 to $1.9 million primarily due to the bridge connecting FECR to SCFE being out of service for almost eight weeks in 2002. Automotive (vehicles) traffic decreased $1.5 million to $18.2 million due to the weaker demand for automobiles. Intermodal revenues increased $1.0 million to $61.9 million for 2003. The “Hurricane Train” service from Atlanta resulted in additional revenues of $2.5 million, showing its success in the Atlanta marketplace, while local haulage and interline traffic decreased $1.8 million over 2002 primarily from reduced traffic with Norfolk Southern, decreased traffic from LTL carriers and decreased international business. The LTL carriers’ traffic was affected by the sluggish economy. Intermodal units were down 6,200 units primarily due to a change in the pricing of certain intermodal moves with an interchange partner. Previously, south- and northbound hauls for this interchange carrier were priced separately. However, during 2003, FECR combined pricing for both moves under a single unit move, causing units overall to decrease.

Revenues - 2002 versus 2001

Railway segment’s operating revenues were up $6.1 million at $166.8 million for 2002 versus $160.7 million for 2001. Most of the increase resulted from additional aggregate rock traffic (crushed stone), revenues from drayage operations formerly performed by the Company’s trucking subsidiary that were assumed by the Railway in November 2002, and the increase in foodstuff traffic. Freight revenues were $162.0 million for 2002, compared with $157.2 million for 2001. Revenues from aggregate rock/crushed stone traffic increased $4.5 million in 2002 due to the increase in construction demand throughout the state of Florida. Revenues from foodstuff traffic increased $2.0 million due to increased business from two major customers. Revenues from SCFE decreased $0.5 million from 2001 to $2.4 million primarily due to the bridge connecting FECR to SCFE being out of service for almost eight weeks. Intermodal revenues decreased $1.0 million to $60.9 million for 2002. The new “Hurricane Train” service from Atlanta resulted in additional revenues of $1.7 million, showing its success in the Atlanta marketplace, while local haulage and interline traffic decreased $2.0 million over 2001 primarily from reduced traffic with Norfolk Southern, decreased traffic from LTL carriers and decreased international business. The LTL carriers’ traffic was affected by the sluggish economy, while the international business was affected primarily by the consolidation of a major shipper that increased empty movements by water rather than rail.

Expenses - 2003 versus 2002

Operating expenses increased $13.5 million to $138.1 million for 2003, compared with $124.6 million for 2002. Commencing in late 2002, FECR began to directly manage the dray operations for intermodal shipments to the Railway, increasing FECR’s expenses $9.2 million over 2002. Compensation and benefits increased $0.4 million or 0.8% to $50.0 million for 2003 primarily because of the Railway’s general wage increases for 2003, offset by a 2002 infrequent maximum medical coverage claim and employee separation costs. Fuel expenses increased $2.0 million to $13.7 million due to increased fuel price and consumption due to increased aggregate business. Equipment rents decreased $0.6 million primarily the result of reductions in the amount of leased intermodal equipment. Property taxes increased $0.7 million to $5.5 million due to an increase in the Railway’s assessment from the State of Florida. Depreciation expenses increased $1.7 million in 2003 due to increased levels of 2002 and 2003 capital expenditures. Offsetting the increased expenses were decreases in casualty and insurance expenses of $0.7 million to $4.8 million due to two major derailments in early 2002 and lower personal injury costs in 2003.

Purchased services decreased $0.6 million in 2003 due to in-sourcing intermodal trailer maintenance. Railway forward purchases fuel to manage the risk of fuel price increases. As of December 31, 2003, Railway had forward purchase contracts of 3.8 million gallons of fuel for delivery from January 2004 to November 2004 for an average purchase price of $0.74 per gallon before taxes and freight. This represents 31% of the estimated consumption for the first eleven months of 2004.

During 2003, FECR commenced an engineering- and economics-based study of its principal right-of-way and equipment assets to develop a multi-year preventive maintenance and replacement plan and associated estimates of the assets’ remaining lives. The study is expected to be completed in 2004 and may result in changes in FECR’s maintenance and capital spending and in the estimated remaining useful lives of its property, plant and equipment, which may affect future depreciation rates and expense.

Expenses - 2002 versus 2001

Operating expenses increased $5.2 million to $124.6 million for 2002, compared with $119.4 million for 2001. Commencing in late 2002, FECR began to directly manage the dray operations for intermodal shipments to the Railway, increasing Railway expenses $1.8 million over 2001. Compensation and benefits increased $1.6 million or 3.4% to $49.6 million for 2002 primarily because the Railway experienced an infrequent maximum medical coverage claim, employee separation costs and general wage increases. Casualty and insurance expenses increased $1.7 million to $5.5 million due to two major derailments in early 2002, increased personal injury costs and higher insurance premiums over 2001. Equipment rents increased $1.9 million primarily as the result of additional intermodal equipment rents. Depreciation expenses increased $1.4 million in 2002. Offsetting the increased expenses were decreases in fuel expense of $1.2 million, $0.5 million from lower consumption and $0.7 million from lower price, lower car hire of $2.3 million, and decreased general and administrative charges of $0.9 million.

Trucking

During the third quarter of 2002, the Company adopted a plan to discontinue and ceased operations of its regional long-haul trucking operations. The Company largely completed its operational shut down and disposition activities for the trucking operation during the fourth quarter of 2002. Wind-down activities were completed during the second quarter of 2003.

Accordingly, the Company reported the results of the trucking operations and the estimated disposition loss as discontinued operations under the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), and all periods presented have been restated accordingly.

	Years Ended December 31

(dollars in thousands)	2003	2002	2001

Summary of Operating Results of Discontinued Operations
Trucking revenues	—	22,525	36,224
Trucking expenses	(250)	28,688	42,483

Income (loss) before income taxes	250	(6,163)	(6,259)
Income taxes	(96)	2,373	2,410

Income (loss) from operation of discontinued operations	154	(3,790)	(3,849)

As a result of the discontinuance, certain liabilities were accrued related to this exit plan. A roll-forward of the liabilities through December 31, 2003 is as follows:

	Employee
	Severance	Tractor/Trailer
(dollars in thousands)	Costs	Disposition Costs	Other	Totals

Accruals @ 12/31/02	694	—	461	1,155
Additions & adjustments*	(182)	367	(229)	(44)
Utilization	(408)	(367)	(224)	(999)

Ending balance @ 12/31/03**	104	—	8	112

•     - Any additions and adjustments to the liabilities that resulted from changes in estimates or final determinations are accounted for as gain or loss on disposition of discontinued operations on the consolidated financial statements.

**-These amounts are included in Railway’s liabilities as of December 31, 2003.

Real Estate

During 2003, Flagler added four buildings to its portfolio of income-producing properties. During January 2003, the Company purchased Duke Realty’s 50% partnership interest in three industrial buildings in Flagler Station, totaling 540,000 rentable sq. ft., previously 50% owned by Flagler, as well as a 60,000 sq. ft. office building and undeveloped land in Jacksonville. During 2003, Flagler addressed the softness in the real estate market by continuing to defer construction of speculative buildings and focusing on build-to-suit projects. Because of Flagler’s deferral of speculative development, revenue growth is expected to be moderate in the near term. The Company expects to start and/or complete three new buildings during 2004 in light of improved market conditions. In 2004, the Company expects to accelerate Flagler’s office and industrial space investment program if market demand increases. Additionally, the Company may sell certain developed properties if it determines market conditions support a sale rather than continued operation. Flagler’s land holdings, with entitlements for construction of 13.9 million sq. ft. of office and industrial space, offer opportunities for further development or sale, particularly when market demand increases. The Company intends to continue its program to realize the value of its extensive land holdings at Flagler and the Railway by developing or monetizing them. Flagler’s future rate of growth, profitability, capital investment and sales of land depends, in part, on the extent of future demand in Florida’s commercial real estate markets, costs for insurance and real estate taxes, and rental rates for leases, which are subject to uncertainty. Flagler is the guarantor of a tenant’s previous lease obligation. The guarantee was entered into during 1999 as an inducement to acquire a large, long-term tenant lease. The office space has been subsequently subleased; however, Flagler is liable, should the current tenant default on its sublease obligation expiring April 30, 2006. The estimated value of this guarantee is approximately $1 million at December 31, 2003.

REALTY SEGMENT REVENUES

	Years Ended December 31

(dollars in thousands)	2003	2002	2001

Rental revenues - Flagler	54,700	51,114	50,801
Rental income - straight-line rent adjustments	3,524	2,887	1,629
Operating expense recoveries	4,953	4,498	4,826
Rental revenues - undeveloped land	960	1,017	1,089
Equity pickups	62	795	487
Other rental revenues	137	234	867

Total rental revenue - Flagler properties	64,336	60,545	59,699
Realty revenues - other realty operations	3,139	3,415	3,522

Total rental revenues	67,475	63,960	63,221

Building and land sales - Flagler	63,495	32,063	20,233
Building and land sales - other realty operations	26,963	38,552	2,303

Total building and land sales revenues	90,458	70,615	22,536

Total realty segment revenues	157,933	134,575	85,757

(Prior year’s results have been reclassified to conform to current year’s presentation.)

REALTY SEGMENT EXPENSES

	Years Ended December 31

(dollars in thousands)	2003	2002	2001

Real estate taxes - developed	7,616	6,797	6,004
Repairs & maintenance - recoverable	2,618	2,032	1,768
Services, utilities, management costs	11,923	10,495	9,761

Total expenses subject to recovery - Flagler properties	22,157	19,324	17,533
Real estate taxes - Flagler undeveloped land	2,936	3,099	2,556
Repairs & maintenance - non-recoverable	1,033	488	893
Depreciation & amortization - Flagler	23,557	21,760	21,024
SG&A - non-recoverable - Flagler	6,758	5,999	7,030

Total - non-recoverable expenses - Flagler properties	34,284	31,346	31,503

Total rental expenses - Flagler properties	56,441	50,670	49,036

Real estate taxes - other undeveloped land	722	528	363
Depreciation & amortization - other	145	41	41
SG&A - non-recoverable - other	22,656	4,394	3,465

Total rental expenses - other realty operations	23,523	4,963	3,869

Total rental expenses	79,964	55,633	52,905
Realty sales expenses	33,921	19,590	9,177

Total operating expenses	113,885	75,223	62,082

(Prior year’s results have been reclassified to conform to current year’s presentation.)

Revenues from Continuing Operations - 2003 versus 2002

Flagler’s rental revenues increased $3.8 million or 6.3% from $60.5 million in 2002 to $64.3 million in 2003. Included in 2003 and 2002 revenues are net termination fees of $0.1 million and $1.9 million, respectively. Excluding termination fees, the increase in rental revenues from year-over-year is $5.6 million or 9.5%. Excluding termination fees, revenues from operating properties increased $6.4 million, with $4.5 million of the increase attributable to properties acquired in January 2003. “Same store” revenues increased $0.6 million (excluding net termination fees) over the prior year. Newer properties contributed additional revenue of $1.3 million in 2003 related to occupancy increases. Income from equity investments decreased $0.7 million due to the buy out of the Flagler Station partnership interests from Duke Realty. Other income decreased $0.1 million related primarily to option income received in 2002 and decreased land lease revenue in 2003.

Flagler held 59 finished buildings with 6.5 million square feet and occupancy of 88% at year-end 2003. “Same store” properties, including 52 buildings and 5.5 million square feet, were 89% occupied at year-end 2003, compared to 86% at prior year-end.

Flagler’s sales revenue increased from $32.1 million in 2002 to $63.5 million in 2003. Real estate sales in 2003 included the 2,170-acre Ball Tract ($22.1 million), 78 acres in Flagler Center sold to Citigroup ($14.4 million), 32 acres in Flagler Center sold to Baptist Hospital ($9.5 million), and a 228-acre parcel in the Fort Pierce K-4 tract sold to Wal-Mart ($5.6 million), as well as other less significant land sales.

Other realty sales decreased by $11.6 million to $27.0 million in 2003 as 2002 included a large land sale (Buena Vista Yard) for $34.5 million.

Revenues from Continuing Operations - 2002 versus 2001

Realty rental, services and sales revenues from both Flagler and other realty operations were $134.6 million for 2002, compared to $85.8 million for 2001. The increase from the prior year relates primarily to increased land dispositions of $48.1 million. Combined real estate sales generated revenue of $70.6 million in 2002, compared to $22.5 million in 2001. Flagler’s rental and services’ operations generated 2002 revenues of $60.5 million, an increase of $0.8 million over 2001 rental and services’ revenues of $59.7 million. Included in Flagler’s 2002 and 2001 rental and services’ revenues were net lease termination fees of $1.9 million and $1.5 million, respectively. Other rental revenue was $3.4 million in 2002, compared to $3.5 million in 2001.

At December 31, 2002, Flagler held 55 buildings with 5.9 million rentable sq. ft. at 84% occupancy. Flagler’s “same store” properties, including 51 buildings with 5.3 million rentable sq. ft., were 86% occupied at December 31, 2002, compared to 94% occupied at December 31, 2001. “Same store” rental revenues decreased $2.0 million to $54.8 million in 2002, compared to 2001 revenue of $56.8 million. The decrease is primarily associated with decreased occupancy rates compared to the prior year.

Three Flagler operating properties, totaling 379,000 rentable sq. ft., were delivered and began operations in 2001. These combined properties contributed $3.8 million in revenues during 2002, as compared to $0.4 million in 2001.

2002 realty other sales include the sale of 56 acres of land (Buena Vista Yard) for $34.5 million.

Expenses from Continuing Operations - 2003 versus 2002

Flagler’s operating expenses increased $5.7 million or 11.4% from $50.7 million to $56.4 million year-over-year. Properties acquired in 2003 contributed $2.9 million of the increase, including $1.9 million of additional depreciation and amortization. Existing operating properties’ (including “same store” and new in 2001) expenses increased $2.2 million mainly due to increased recoverable real estate taxes ($0.3 million), insurance ($0.4 million), recoverable repairs and maintenance ($0.5 million), non-recoverable repairs and maintenance ($0.6 million), recoverable administrative costs ($0.3 million) and other insignificant charges. Corporate overhead expenses increased $0.6 million primarily related to staffing related costs, bad debt expenses and holding company allocations.

Flagler’s cost of land sales increased $14.3 million from $19.6 million to $33.9 million related to the increased sales activity stated above.

Other rental expenses increased $18.6 million to $23.5 million in 2003 primarily due to accrued lease termination costs ($16.3 million) on 97 acres of land at Port Everglades in Broward County, Florida.

Expenses from Continuing Operations - 2002 versus 2001

Realty operating expenses (including depreciation and amortization) for both Flagler and other realty operations increased $13.1 million to $75.2 million in 2002 from $62.1 million in 2001. This increase reflects increased costs of property dispositions, as well as increased rental operations’ expenses at both Flagler and other realty operations. Real estate sales expenses were $19.6 million in 2002, an increase of $10.4 million over 2001 sales expenses of $9.2 million. Realty rental operating expenses (including depreciation and amortization) increased $2.7 million to $55.6 million in 2002, compared to $52.9 million in 2001. The increased operating expenses reflect a $1.6 million increase in Flagler’s operating expenses primarily related to increased operating property expenses of $1.5 million, increased land holding costs of $0.4 million, and increased depreciation and amortization of $0.7 million in 2002, offset partially by decreased corporate overhead of $1.1 million. Other realty operating expenses increased $1.1 million in 2002 to $5.0 million, compared to $3.9 million in 2001, related to increased rent expenses at the Port Everglades’ property.

Results from Discontinued Operations

In accordance with SFAS 144, components of Flagler that meet certain criteria have been accounted for as discontinued operations. Therefore, income or loss attributable to the operations and sale of the components classified as discontinued operations are presented in the summary of operating results as discontinued operations, net of applicable income taxes.

During 2003 and 2002, discontinued operations included the gain on the sale of an industrial warehouse disposed of in 2002, the gain on the sale of an industrial building disposed of in 2003, and the gain on the sale of Flagler’s 50% interest in three buildings held in partnership with Duke Realty, as well as the operations of these properties and an office building, which meets the criteria as a held-for-sale property at December 31, 2003. The gain recorded on the 2002 sale of the industrial warehouse was $5.5 million, or $3.4 million, net of applicable taxes. Gains from the 2003 dispositions were $4.1 million or $2.5 million, net of applicable taxes. Discontinued operations contributed revenues of $1.3 million and $3.4 million in 2003 and 2002, respectively, and incurred operating expenses of $2.0 million and $1.9 million in 2003 and 2002, respectively. Operating loss for the discontinued operations was $0.7 million in 2003, compared to operating income of $1.5 million in 2002.

During 2002 and 2001, discontinued operations included the gain on the sale of an industrial warehouse disposed of during 2002, an industrial warehouse disposed of during 2003, as well as the operations of these properties, and the partnership interests in three offices owned 50% by Flagler in partnership with Duke Realty, sold during 2003. The gain recorded on the 2002 sale of the industrial warehouse was $5.5 million, or $3.4 million, net of applicable taxes. Discontinued operations contributed revenues of $3.4 million and $3.3 million in 2002 and 2001, respectively, and incurred operating expenses of $1.9 million and $1.3 million in 2002 and 2001, respectively. Operating income for the discontinued operations was $1.5 million in 2002, compared to $2.1 million in 2001.

	Years Ended December 31

(dollars in thousands)	2003	2002	2001

Summary of Operating Results of Discontinued Operations
Flagler realty rental revenues	1,304	3,431	3,335
Flagler realty rental expenses	2,003	1,902	1,280

Operating (loss) income	(699)	1,529	2,055

Interest income	43	73	291

(Loss) income before income taxes	(656)	1,602	2,346
Income taxes	252	(618)	(905)

(Loss) income from operation of discontinued operations	(404)	984	1,441

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

	Years Ended December 31

(dollars in thousands)	2003	2002	2001

Summary of Operating Results of Discontinued Operations
EPIK revenues	—	17,728	11,504
EPIK expenses	65	296,774	169,640

Operating loss	(65)	(279,046)	(158,136)
Other income	—	9,272	594

Loss before income taxes	(65)	(269,774)	(157,542)
Income taxes	25	103,863	60,654

Loss from operation of discontinued operations	(40)	(165,911)	(96,888)

In the course of a strategic alternatives’ review conducted primarily in the third quarter of 2002, the Company obtained information about deteriorating conditions in the telecommunications industry, the prospects for EPIK’s business, the fair value of the Company’s investment in EPIK, and the alternatives available to the Company in respect of this investment. As a result, the Company concluded that EPIK’s long-lived assets had no material value whether held for use or sold. Accordingly, in the third quarter of 2002, the Company fully impaired the carrying value ($238.7 million) of EPIK’s long-lived assets. On November 22, 2002, the Company was approached by a party with a proposal to purchase EPIK for contingent consideration if the Company provided funds for the purchaser’s use in connection with EPIK. After negotiation, agreement (as was filed with the Securities and Exchange Commission on Form 8-K on December 17, 2002) was reached which included a commitment by the Company to provide funds totaling $16.5 million, net, for the purchaser’s use in connection with EPIK. The Company sold the stock of EPIK on December 3, 2002. The resulting gain the Company recognized during the fourth quarter of 2002 from the disposition of EPIK resulted from the difference between EPIK’s negative book value, $39.1 million, and the net cash provided for purchaser’s use, $16.5 million, net, other transaction fees and costs, $6.3 million, and income taxes, $6.3 million, as discussed in the Company’s 8-K filed on December 17, 2002.

Included in EPIK’s above expenses for 2002 and 2001 are asset impairment charges of $238.7 million and $98.1 million, respectively, associated with EPIK’s write-down of its telecommunication assets.

At the time of EPIK’s sale, the Company accrued certain liabilities (primarily employee severance) related to the sale. A roll-forward of the liabilities through December 31, 2003 is as follows:

	Employee
	Severance
(dollars in thousands)	Costs	Other	Totals

Accruals @ 12/31/02	2,279	531	2,810
Additions & adjustments**	608	152	760
Utilization	(2,310)	(683)	(2,993)

Ending balance @ 12/31/03**	577	—	577

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

Also, FECI is a guarantor on certain leases (primarily office space) and could be contingently liable if EPIK were to default on certain lease obligations. Estimates of the amounts guaranteed were approximately $2.5 million at the time of the sale. These amounts could be subject to change in subsequent periods and are estimated to be $1.2 million at December 31, 2003.

Corporate Expenses

Corporate expenses increased from $11.6 million in 2002 to $13.1 million in 2003 primarily as a result of costs associated with the reclassification of the common stock (see Note 2 of Item 8) and increased equity incentive compensation expenses. The reclassification of common stock resulted in additional legal and administrative fees of $0.3 million in 2003. During 2002, restricted stock awards (pursuant to which restrictions lapse pro rata over four years) were granted to senior executives. The stock grants also provide for accelerated lapsing of restrictions based on the Company’s performance to pre-established targets. During 2003, the Compensation Committee of the Board of Directors approved performance acceleration of 25% of the grant. These grants resulted in additional recognition of compensation expense of $0.8 million for 2003.

Corporate expenses for 2002 increased to $11.6 million, compared with 2001’s expenses of $7.6 million. The increase primarily relates to costs associated with professional services, including legal and consulting fees.

Interest Expense

Interest expense for 2003 was $17.1 million, compared to $19.6 million for 2002. The lower interest expense resulted primarily from decreased borrowings on the revolver.

Interest expense increased to $19.6 million in 2002 from $6.2 million in 2001. The higher interest expense resulted primarily from increased borrowings and reduced capitalization of interest due to completion of the telecommunications network construction.

Other Income

Other income decreased to $9.5 million in 2003 from $10.8 million in 2002. Pipe and wire crossings for 2002 included $1.9 million of income from additional pipe and wire crossing agreements.

Other income was $10.8 million for 2002, compared with $9.3 million for 2001. Pipe and wire crossings for 2002 included $1.9 million of income from additional pipe and wire crossing agreements. With the sale of EPIK and FECI’s exit from the telecommunications business, the Company reclassified revenues from telecom companies for right-of-way leases to other income for 2002 and 2001. These revenues were $6.2 million and $6.5 million in 2002 and 2001, respectively.

Income Tax

Income tax expenses represent an effective rate of 38.5% in 2003, 2002 and 2001.

Net Income

As a result of the foregoing factors, net income was $43.2 million, or $1.17 per diluted share, for 2003, compared to a net loss of $107.8 million, or $2.94 per diluted share in 2002, and a net loss of $61.4 million, or $1.68 per diluted share in 2001.

Summary of Operating Results
2003 versus 2002

Information by industry segment:

(dollars in thousands)	2003	2002	$ Change

Operating Revenues
Railway operations	181,057	166,751	14,306
Realty:
Flagler realty rental and services	64,336	60,545	3,791
Flagler realty sales	63,495	32,063	31,432
Other rental	3,139	3,415	(276)
Other sales	26,963	38,552	(11,589)

Total realty	157,933	134,575	23,358
Total revenues (segment)	338,990	301,326	37,664
Intersegment revenues	—	(109)	109

Total revenues (consolidated)	338,990	301,217	37,773

Operating Expenses
Railway operations	138,069	124,634	13,435
Realty:
Flagler realty rental and services	56,441	50,670	5,771
Flagler realty sales	33,921	19,590	14,331
Other rental	23,523	4,963	18,560

Total realty	113,885	75,223	38,662
Corporate general & administrative	13,137	11,563	1,574

Total expenses (segment)	265,091	211,420	53,671
Intersegment expenses	—	(109)	109

Total expenses (consolidated)	265,091	211,311	53,780

Operating Profit (Loss)
Railway operations	42,988	42,117	871
Realty	44,048	59,352	(15,304)
Corporate general & administrative	(13,137)	(11,563)	(1,574)

Segment & consolidated operating profit	73,899	89,906	(16,007)

Interest income	946	425	521
Interest expense	(17,056)	(19,602)	2,546
Other income	9,544	10,803	(1,259)

	(6,566)	(8,374)	1,808

Income before income taxes	67,333	81,532	(14,199)
Provision for income taxes	(25,923)	(31,389)	5,466

Income from continuing operations	41,410	50,143	(8,733)

Discontinued Operations
Loss from operation of discontinued operations (net of taxes)	(290)	(168,717)	168,427
Gain on disposition of discontinued operations (net of taxes)	2,104	10,823	(8,719)

Net Income (Loss)	43,224	(107,751)	150,975

(Prior year’s results have been reclassified to conform to current year’s presentation.)

Summary of Segment Operating Expenses
2003 versus 2002

(dollars in thousands)	2003	2002	$ Change

Rail Operating Expenses
Compensation & benefits	49,972	49,585	387
Fuel	13,650	11,675	1,975
Equipment rents (net)	3,032	3,652	(620)
Car hire (net)	(2,731)	(3,422)	691
Depreciation	19,459	17,735	1,724
Purchased services	8,484	9,095	(611)
Repairs billed to/by others (net)	(3,566)	(3,716)	150
Load/unload	7,407	7,411	(4)
Casualty & insurance	4,772	5,472	(700)
Property taxes	5,481	4,740	741
Materials	9,161	9,101	60
General & administrative expenses	9,232	8,432	800
Drayage	10,971	1,759	9,212
Other	2,745	3,115	(370)

Total operating expenses	138,069	124,634	13,435

Realty Operating Expenses - Continuing Operations
Real estate taxes - developed	7,616	6,797	819
Repairs & maintenance - recoverable	2,618	2,032	586
Services, utilities, management costs	11,923	10,495	1,428

Total expenses subject to recovery - Flagler properties	22,157	19,324	2,833

Real estate taxes - Flagler undeveloped land	2,936	3,099	(163)
Repairs & maintenance - non-recoverable	1,033	488	545
Depreciation & amortization - Flagler	23,557	21,760	1,797
SG&A - non-recoverable - Flagler	6,758	5,999	759

Total - non-recoverable expenses - Flagler properties	34,284	31,346	2,938

Total rental expenses - Flagler properties	56,441	50,670	5,771

Real estate taxes - other undeveloped land	722	528	194
Depreciation & amortization - other	145	41	104
SG&A - non-recoverable - other	22,656	4,394	18,262

Total rental expenses - other realty operations	23,523	4,963	18,560

Total rental expenses	79,964	55,633	24,331

Realty sales expenses	33,921	19,590	14,331

Total operating expenses	113,885	75,223	38,662

(Prior year’s results have been reclassified to conform to current year’s presentation.)

Summary of Operating Results
2002 versus 2001

Information by industry segment:

(dollars in thousands)	2002	2001	$ Change

Operating Revenues
Railway operations	166,751	160,720	6,031
Realty:
Flagler realty rental and services	60,545	59,699	846
Flagler realty sales	32,063	20,233	11,830
Other rental	3,415	3,522	(107)
Other sales	38,552	2,303	36,249

Total realty	134,575	85,757	48,818
Total revenues (segment)	301,326	246,477	54,849
Intersegment revenues	(109)	(150)	41

Total revenues (consolidated)	301,217	246,327	54,890

Operating Expenses
Railway operations	124,634	119,436	5,198
Realty:
Flagler realty rental and services	50,670	49,036	1,634
Flagler realty sales	19,590	9,177	10,413
Other rental	4,963	3,869	1,094

Total realty	75,223	62,082	13,141
Corporate general & administrative	11,563	7,590	3,973

Total expenses (segment)	211,420	189,108	22,312
Intersegment expenses	(109)	(150)	41

Total expenses (consolidated)	211,311	188,958	22,353

Operating Profit (Loss)
Railway operations	42,117	41,284	833
Realty	59,352	23,675	35,677
Corporate general & administrative	(11,563)	(7,590)	(3,973)

Segment & consolidated operating profit	89,906	57,369	32,537

Interest income	425	1,170	(745)
Interest expense	(19,602)	(6,187)	(13,415)
Other income	10,803	9,288	1,515

	(8,374)	4,271	(12,645)

Income before income taxes	81,532	61,640	19,892
Provision for income taxes	(31,389)	(23,730)	(7,659)

Income from continuing operations	50,143	37,910	12,233

Discontinued Operations
Loss from operation of discontinued operations (net of taxes)	(168,717)	(99,296)	(69,421)
Gain on disposition of discontinued operations (net of taxes)	10,823	—	10,823

Net Loss	(107,751)	(61,386)	(46,365)

(Prior year’s results have been reclassified to conform to current year’s presentation.)

Summary of Segment Operating Expenses
2002 versus 2001

(dollars in thousands)	2002	2001	$ Change

Rail Operating Expenses
Compensation & benefits	49,585	47,952	1,633
Fuel	11,675	12,913	(1,238)
Equipment rents (net)	3,652	1,733	1,919
Car hire (net)	(3,422)	(1,108)	(2,314)
Depreciation	17,735	16,380	1,355
Purchased services	9,095	9,236	(141)
Repairs billed to/by others (net)	(3,716)	(4,527)	811
Load/unload	7,411	7,473	(62)
Casualty & insurance	5,472	3,767	1,705
Property taxes	4,740	4,432	308
Materials	9,101	9,124	(23)
General & administrative expenses	8,432	9,381	(949)
Drayage	1,759	—	1,759
Other	3,115	2,680	435

Total operating expenses	124,634	119,436	5,198

Realty Operating Expenses - Continuing Operations
Real estate taxes - developed	6,797	6,004	793
Repairs & maintenance - recoverable	2,032	1,768	264
Services, utilities, management costs	10,495	9,761	734

Total expenses subject to recovery - Flagler properties	19,324	17,533	1,791

Real estate taxes - Flagler undeveloped land	3,099	2,556	543
Repairs & maintenance - non-recoverable	488	893	(405)
Depreciation & amortization - Flagler	21,760	21,024	736
SG&A - non-recoverable - Flagler	5,999	7,030	(1,031)

Total - non-recoverable expenses - Flagler properties	31,346	31,503	(157)

Total rental expenses - Flagler properties	50,670	49,036	1,634

Real estate taxes - other undeveloped land	528	363	165
Depreciation & amortization - other	41	41	—
SG&A - non-recoverable - other	4,394	3,465	929

Total rental expenses - other realty operations	4,963	3,869	1,094

Total rental expenses	55,633	52,905	2,728

Realty sales expenses	19,590	9,177	10,413

Total operating expenses	75,223	62,082	13,141

(Prior year’s results have been reclassified to conform to current year’s presentation.)

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

Impairment of Long-lived Assets – The Company reviews the carrying value of its property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset or asset grouping may not be recoverable from the undiscounted future net cash flows expected to be generated over its remaining useful life. Detecting these events or changes in circumstances can be difficult. At December 31, 2003, management had not identified indicators of an impairment of value for any significant asset group of the Company’s. However, events or changes in circumstances could develop or occur that would cause the Company to evaluate the recovery of its long-lived assets and potentially record an impairment, the amount of which could be material. Assets that are deemed impaired are recorded at the lower of carrying amount or fair value.

Income Tax Provisions - FECI’s net deferred tax liability was $129.5 million at December 31, 2003. In 2002, the Company had a federal deferred tax asset of approximately $38 million associated with net operating loss carry forwards. During the course of 2003, all of the federal net operating loss was utilized; however, at December 31, 2003, the Company estimated a $2.0 million alternative minimum tax (AMT) liability for the 2003 tax year that will produce an AMT credit carry forward which is expected to offset future federal tax liabilities. At December 31, 2002, the Company had a state deferred tax asset of approximately $11 million relating to net operating loss carry forwards. This state deferred tax asset was partially utilized during 2003, with approximately $8 million remaining at December 31, 2003. The net deferred tax liability is estimated based on the expected future tax consequences of items recognized in the financial statements. Management must use judgment when estimating the future timing and deductibility of expenses, loss and credit carry forwards in the Company’s tax returns. A valuation allowance is required to be recorded if management expects that it is more likely than not that its deferred tax assets will not be realized. As of December 31, 2003, FECI has no valuation allowance since it expects to realize its deferred tax assets. This expectation is primarily based upon FECI’s expectation that future operations will be sufficiently profitable to utilize the operating loss carry forwards, as well as the existence of various tax, business and other planning strategies available to the Company. However, the Company cannot guarantee that it will realize this tax asset or that future valuation allowances will not be required. Failure to utilize the tax asset could materially affect the Company’s financial results and financial position. Federal tax years through 1999 have been closed with the Internal Revenue Service (IRS). Federal tax years 2000-2002 are currently under review by the IRS. Management believes its income tax provision reserves at December 31, 2003 to be adequate for the settlement, if any, of disputed tax positions taken by the Company for these years. Historically, settlements for disputed tax positions that have effected the total tax provision provided for in the income statement has been primarily interest charges on timing differences between years.

Revenue Recognition – Realty Rental Revenues - Revenues from realty rentals are primarily contractual base rents from leases of commercial property. The Company recognizes revenues from these base rents evenly over the lease term in accordance with SFAS 13, “Accounting for Leases” (SFAS 13). SFAS 13 requires rental income from an operating lease be recognized on a straight-line basis over the non-cancelable lease term. Accordingly, total contractual minimum lease payments, including scheduled rent increases, are recognized as rental revenue evenly over the lease term. Accrued revenues from contractually scheduled rent increases in excess of amounts currently due amounted to $12.8 million at December 31, 2003, which is reported in other assets. The Company monitors this asset for collection risk and establishes reserves for any amounts deemed not collectible. However, amounts collected in future periods may vary from the Company’s expectations.

Real Estate Infrastructure Costs – The Company periodically constructs road, road structures and general infrastructure related to the development of commercial real estate. Certain of these infrastructure assets may be deeded, upon completion, to applicable governmental authorities. The Company believes these deeded items (e.g., roads) benefit and increase the value of the parcels within and adjacent to the related commercial real estate developments. The Company capitalizes all infrastructure costs (including costs of infrastructure assets deeded to governmental authorities) into the basis of its commercial real estate developments, and allocates these costs to the individual parcels within the park on a relative fair value basis in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (SFAS No. 67).

In connection with infrastructure assets constructed by the Company and deeded to governmental authorities, certain governmental authorities may agree to reimburse the Company certain of its construction costs for the deeded assets based on and to the extent of annual incremental taxes (such as property taxes) as may be collected by the governmental authority from the applicable properties over a stipulated period of time. Prior to and at the date of deeding the infrastructure asset to the governmental authority, reimbursements are accounted for as a reduction in the allocated costs described above to the extent the Company’s receipt of such reimbursements has become fixed and determinable, based upon the related incremental taxes having been assessed and being, therefore, payable. The Company does not recognize expected future tax reimbursements even though they may be probable and estimable, until they become fixed and determinable.

Contingencies - It is the Company’s policy to reserve for certain contingencies consisting primarily of various claims and lawsuits resulting from its operations. In the opinion of management, appropriate reserves have been made for the estimated liability that may result from disposition of such matters. Management’s opinion and ultimately the reserve recorded in the financial statements are based on known facts and circumstances. In certain circumstances, management uses the services of outside counsel to help evaluate the facts and circumstances and gives consideration to their professional judgment in establishing the appropriate reserve. The ultimate resolution of these contingencies may be for an amount greater or less than the amount estimated by management.

Off-Balance Sheet Arrangements

The Company and its subsidiaries have entered into operating leases that are disclosed in the next section, “Contractual Obligations and Commercial Commitments.”

Contractual Obligations and Commercial Commitments

Contractual Obligations
Payments due by Period
(dollars in thousands)

		Less
		than 1			After 5
Contractual Cash Obligations	Total	year	2-3 years	4-5 years	years

Long-term debt	241,143	2,838	6,328	86,311	145,666
Capital leases	603	575	28	—	—
Operating leases	127,239	6,568	10,546	9,127	100,998
Unconditional purchase obligations	3,004	3,004	—	—	—
Other long-term obligations	—	—	—	—	—
Total contractual cash obligations	371,989	12,985	16,902	95,438	246,664

The Company’s principal operating lease is a lease of 97 acres of real property in South Florida. The lease is for 35 years (with 30 years remaining) with six 10-year renewals at the Company’s option. Future minimum payments under the lease are $4 million in 2004 and $116 million in total. During February of 2004, Broward County approved the termination of this lease as further discussed in Note 9.

Amount of Commitments
Expiration per Period
(dollars in thousands)

	Total	Less
	Amounts	than 1			Over 5
Other Commercial Commitments	Committed	year	2-3 years	4-5 years	years

Lines of credit	—	—	—	—	—
Standby letters of credit	30,448	29,533	915	—	—
Guarantees	2,047	910	1,137	—	—
Other commercial commitments	46,390	37,190	400	400	8,400
Total commercial commitments	78,885	67,633	2,452	400	8,400

At December 31, 2003, the standby letters of credit were primarily for construction commitments related to building and infrastructure projects at Flagler’s project locations and the 97-acre Broward County property leased by the Company’s wholly owned subsidiary, PE Land Holdings, LLC. Other commercial commitments include amounts committed to customers and vendors for construction projects at Flagler-owned developments and monies potentially due to the City of Hollywood in-lieu-of property taxes for the Broward County property.

Trading Activities that Include Non-Exchange Traded Contracts Accounted for at Fair Value

The Company does not participate in trading of non-exchange traded contracts accounted for at fair value.

Effects of Transactions with Related and Certain Other Parties

The Company does not have transactions with related and certain other parties other than those transactions with Officers and Directors that are described in Item 13. Certain Relationships and Related Transactions.

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

The Company currently maintains an undrawn $200 million revolving credit facility whose interest rate on borrowed funds that float with the current market rate, and the rate the Company pays (LIBOR plus .75%), which was approximately 1.87% at December 31, 2003, approximates the Company’s fair market cost of borrowing. The revolving credit facility expires on March 31, 2005. The fair value of the Company’s revolving credit agreement is estimated based on current rates available to the Company for debt of the same remaining maturities. As a result, the Company considers the carrying value of its revolving credit agreement to be a reasonable estimate of its fair value.

The following table presents the future principal cash flows and weighted-average interest rates expected on the Company’s existing mortgage notes. Fair value has been determined based on current rates available to the Company at December 31, 2003 for similar maturity instruments.

	Expected Maturity Dates

(dollars in thousands)	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value

Liabilities
Long-term debt:
Fixed rate	2,838	3,050	3,278	3,523	82,788	145,666	241,143	265,173
Average interest rate	7.2%	7.2%	7.2%	7.2%	7.2%	7.2%	7.2%

Total outstanding maturities existing on the mortgage notes at December 31, 2002 and 2001 were $243.8 million and $246.2 million, respectively, with then estimated fair market values of $270.8 million and $246.2 million, respectively. Increases in fair market value of the mortgage notes from 2001 levels result from rising interest rates for these type investments during this period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors’ Report

The Board of Directors and Shareholders
Florida East Coast Industries, Inc.

We have audited the consolidated balance sheets of Florida East Coast Industries, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule as listed in the accompanying Index on Page 68 of this Report on Form 10-K for the year 2003. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Florida East Coast Industries, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Jacksonville, Florida
February 25, 2004

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2003, 2002 and 2001
(dollars in thousands, except per share amounts)

	Years Ended December 31

	2003	2002	2001

Operating revenues	338,990	301,217	246,327
Operating expenses	(265,091)	(211,311)	(188,958)

Operating profit	73,899	89,906	57,369

Interest income	946	425	1,170
Interest expense	(17,056)	(19,602)	(6,187)
Other income (Note 14)	9,544	10,803	9,288

	(6,566)	(8,374)	4,271

Income before income taxes	67,333	81,532	61,640
Provision for income taxes (Notes 3 and 7)	(25,923)	(31,389)	(23,730)

Income from continuing operations	41,410	50,143	37,910

Discontinued Operations (Note 4)
Loss from operation of discontinued operations (net of taxes)	(290)	(168,717)	(99,296)
Gain on disposition of discontinued operations (net of taxes)	2,104	10,823	—

Income (loss) from discontinued operations	1,814	(157,894)	(99,296)

Net income (loss)	43,224	(107,751)	(61,386)

Cash Dividends Per Share	$1.645	$0.10	$0.10

Earnings Per Share
Income from continuing operations - basic	$1.13	$1.38	$1.04
Income from continuing operations - diluted	$1.12	$1.37	$1.04
Loss from operation of discontinued operations - basic	$(0.01)	$(4.64)	$(2.73)
Loss from operation of discontinued operations - diluted	$(0.01)	$(4.61)	$(2.72)
Gain on disposition of discontinued operations - basic & diluted	$0.06	$0.30	—

Net income (loss) - basic	$1.18	$(2.96)	$(1.69)
Net income (loss) - diluted	$1.17	$(2.94)	$(1.68)

Average shares outstanding - basic	36,502,467	36,446,427	36,397,353
Average shares outstanding - diluted	36,864,558	36,634,782	36,608,010

(Prior years’ results have been reclassified to conform to current year’s presentation, including discontinued operations.)

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Years Ended December 31, 2003 and 2002
(dollars in thousands)

	Years Ended December 31

	2003	2002

Assets
Current Assets:
Cash and cash equivalents (Note 6)	125,057	83,872
Accounts receivable (net) (Note 3)	23,599	20,538
Income tax receivable (Note 7)	—	74,572
Materials and supplies	1,603	1,710
Assets related to discontinued operations (Note 4)	—	2,224
Assets held for sale (Note 4)	7,474	—
Deferred income taxes (Note 7)	5,986	15,400
Other current assets	7,785	6,760

Total current assets	171,504	205,076

Properties, Less Accumulated Depreciation (Note 5)	814,683	795,650

Other Assets and Deferred Charges	22,163	50,510

Total Assets	1,008,350	1,051,236

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	34,027	30,901
Short-term debt (Note 15)	2,838	2,641
Accrued casualty and other liabilities (Note 9)	1,815	2,047
Liabilities related to discontinued operations (Note 4)	—	2,464
Other accrued liabilities	28,018	12,343

Total current liabilities	66,698	50,396

Deferred Income Taxes (Note 7)	135,497	122,103

Long-Term Debt (net of current portion) (Note 15)	238,305	294,143

Accrued Casualty and Other Liabilities (Note 9)	9,717	11,278

Shareholders’ Equity
Common Stock: (Notes 2 and 12)	77,784	68,888

Common stock, no par value; 150,000,000 shares authorized; 37,701,406 shares issued and 36,717,404 shares outstanding at December 31, 2003 and 37,436,515 shares issued and 36,637,431 shares outstanding at December 31, 2002

Retained earnings	499,708	516,937
Restricted stock deferred compensation	(4,592)	(3,154)
Treasury stock at cost (984,002 shares)	(14,767)	(9,355)

Total shareholders’ equity	558,133	573,316

Total Liabilities and Shareholders’ Equity	1,008,350	1,051,236

(Prior year’s results have been reclassified to conform to current year’s presentation.)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(dollars in thousands, except share amounts)
(see Note 12)

				ACCUMULATED	RESTRICTED
				OTHER	STOCK
	COMMON STOCK		RETAINED	COMPREHENSIVE	DEFERRED	TREASURY
	SHARES	AMOUNT	EARNINGS	INCOME	COMPENSATION	STOCK	TOTAL

Balance at December 31, 2000	37,284,027	65,762	693,384	13	(1,700)	(9,355)	748,104
Comprehensive Income:
Net (loss)			(61,386)
Total comprehensive (loss)				(13)			(61,399)
Dividends declared on common stock ($0.10) per share			(3,652)				(3,652)
Exercise of stock options	3,334	104					104
Other	(4,203)	(106)					(106)
Restricted stock purchased/granted, net of amortization	46,745	773			345		1,118

Balance at December 31, 2001	37,329,903	66,533	628,346	—	(1,355)	(9,355)	684,169
Net (loss)			(107,751)				(107,751)
Sale of common stock (ESPP)	3,106	62					62
Dividends declared on common stock ($0.10) per share			(3,658)				(3,658)
Restricted stock purchased/granted, net of amortization & forfeitures	103,506	2,293			(1,799)		494

Balance at December 31, 2002	37,436,515	68,888	516,937	—	(3,154)	(9,355)	573,316
Net income			43,224				43,224
Sale of common stock (ESPP)	7,736	162					162
Dividends declared on common stock ($0.145) per share			(5,321)				(5,321)
Special dividend declared on common stock ($1.50) per share			(55,132)				(55,132)
Stock repurchase program						(2,921)	(2,921)
Exercise of stock options	114,606	2,898					2,898
Restricted stock purchased/granted, net of amortization & forfeitures	127,181	5,466			(1,438)	(2,491)	1,537
Other	15,368	370					370

Balance at December 31, 2003	37,701,406	77,784	499,708	—	(4,592)	(14,767)	558,133

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003, 2002 and 2001
(dollars in thousands)

	Years Ended December 31

	2003	2002	2001

Cash Flows from Operating Activities
Net income (loss)	43,224	(107,751)	(61,386)
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	47,498	59,370	53,468
Discontinued operations, before tax	—	256,524	—
Non-cash restructuring charges and impairment costs	—	—	108,135
Gain on disposition of assets	(60,675)	(51,025)	(13,359)
Deferred taxes	22,808	6,300	(32,345)
Other	3,189	1,941	663

Changes in operating assets and liabilities:
Accounts receivable	(2,236)	10,681	3,294
Other current assets	(3,468)	8,561	(4,093)
Other assets and deferred charges	(4,130)	3,145	(5,787)
Accounts payable	2,173	(27,301)	(23,612)
Income taxes receivable (payable)	74,572	(64,467)	(14,939)
Other current liabilities	15,015	(1,347)	1,037
Accrued casualty and other long-term liabilities	(1,932)	(39,374)	6,902

Net cash generated by operating activities	136,038	55,257	17,978

Cash Flows from Investing Activities
Purchases of properties	(102,181)	(62,356)	(247,150)
Maturities and redemption of investments	—	—	14,311
Payments on sale of EPIK	—	(19,843)	—
Proceeds from disposition of assets	124,218	88,778	22,536

Net cash provided by (used in) investing activities	22,037	6,579	(210,303)

Cash Flows from Financing Activities
(Payments) borrowings from mortgage debt	(2,641)	(2,457)	246,241
Net (payments) borrowings from line of credit	(53,000)	14,000	(49,000)
Debt issuance costs	—	—	(6,072)
Payment of dividends	(60,453)	(3,658)	(3,652)
Proceeds from exercise of options	2,898	—	453
Repurchase of treasury stock	(2,921)	—	—
Other	(773)	62	—

Net cash (used in) provided by financing activities	(116,890)	7,947	187,970

Net Increase (Decrease) in Cash and Cash Equivalents	41,185	69,783	(4,355)
Cash and Cash Equivalents at Beginning of Year	83,872	14,089	18,444

Cash and Cash Equivalents at End of Year	125,057	83,872	14,089

Supplemental Disclosure of Cash Flow Information
Cash (received) paid for income tax refunds (net)	(73,736)	(10,327)	8,880

Cash paid for interest	17,988	18,608	12,157

Property contributed to partnerships	—	—	4,590

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001

1. Nature of Business

The principal operations of Florida East Coast Industries, Inc. (the Company or FECI) and its subsidiaries primarily relate to the transportation of goods by rail and the development, leasing, management and sale of real estate. The Company’s rail subsidiary, Florida East Coast Railway, LLC (FECR or Railway), operates only within the state of Florida, with approximately 54% of its revenues derived from local moves along the Company’s line. Approximately 43% of the rail segment’s revenues were derived from five of its largest customers, with approximately $34.7 million, $31.4 million and $30.5 million, 20%, 19% and 19%, in 2003, 2002 and 2001, respectively, generated by one significant customer. The Company’s realty subsidiary, Flagler Development Company (Flagler), presently operates in Florida with business parks in Jacksonville, Orlando and the South Florida markets. Flagler’s operating properties are Class “A” office space and high-quality commercial/industrial facilities.

During 2002, the Company sold its telecommunications subsidiary, EPIK Communications Incorporated (EPIK). Also during 2002, the Company discontinued the operations of its trucking subsidiary, Florida Express Carriers, Inc. (FLX). Certain drayage operations with moves to and from FECR’s rail facilities previously managed by FLX are now managed by FECR, using third party contractors.

2. Recapitalization

On February 27, 2003, FECI’s Board of Directors approved the submission of a proposal to shareholders to amend the Company’s Articles of Incorporation to eliminate the Company’s dual-class structure by reclassifying the Company’s Class A common stock and Class B common stock into a new single class of common stock on a one-for-one basis. The reclassification was subsequently approved at the Annual Meeting of Shareholders held on May 28, 2003. On September 10, 2003, FECI and The St. Joe Company received a favorable ruling from the U.S. Internal Revenue Service regarding FECI’s reclassification of its Class A and Class B common stock into a single class of common stock. The letter ruling confirmed that the proposed reclassification would not have an adverse affect on the tax-free status of the October 2000 spin-off of St. Joe’s equity interest in FECI to St. Joe’s shareholders. FECI filed an amendment to its Articles of Incorporation with the Secretary of State of Florida in order to effect the reclassification on September 22, 2003. The consolidated financial statements reflect the reclassification for all periods presented. The single class of common stock trades on the New York Stock Exchange under the ticker symbol “FLA.”

St. Joe Company and affiliates continued to provide certain real estate services to the Company under existing service agreements, which expired in October 2003. These services included property management, development management and construction coordination and leasing services. Flagler now has operational responsibility for these services. Amounts paid to St. Joe and affiliates for these services in 2003, 2002 and 2001 were:

	Years Ended December 31

(dollars in thousands)	2003	2002	2001

Services
Property management fees	1,849	2,860	3,305
Development fees	133	142	1,597
Construction coordination fees and leasing commissions	2,911	1,679	3,772
Commissions on real estate sales	122	363	1,089

3. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

Railway Revenues - Rail revenue is recognized as freight moves from origin to destination.

Realty Land Sales - Revenue is recognized upon closing of sales contracts for sale of land or upon settlement of legal proceedings such as condemnations.

Realty Rental Income - Revenue is recognized upon commencement of rental and lease contracts. The Company uses the straight-line method for recording the revenues over the life of the lease contract.

Dark Fiber, Collocation and Bandwidth Revenues - (Note EPIK is now presented net in discontinued operations.) Revenue was recognized beginning upon commencement of rental and service contracts. The Company used the straight-line basis for recording the revenues over the life of the lease contract. Any advance payments called for in the lease agreement were deferred and included in deferred revenues. Revenue for credit risk customers was recognized upon collection of the related receivable.

Dark Fiber Swaps - (Note EPIK is now presented net in discontinued operations.) No revenue was recognized on dark fiber swap transactions, which were treated as like-kind exchanges. Historical “carryover basis” was reassigned to the fiber received.

Non-Like Kind Exchanges - (Note EPIK is now presented net in discontinued operations.) The fair market value of goods received in non-like kind exchanges for dark fiber was compared to the historical net book basis of assets exchanged, with any resulting gain included in deferred revenues and recognized as revenue on a straight-line basis over the life of the dark fiber lease contract.

Bad Debt Reserves

Bad debt reserves are recorded by management based upon the Company’s various businesses’ historical experience of bad debts to sales, analysis of accounts receivable aging, and specific identification of customers in financial distress; i.e., bankruptcy, poor payment record, etc. At December 31, 2003, the consolidated bad debt reserve was $1.7 million versus $2.2 million at December 31, 2002.

Materials and Supplies

New materials and supplies are stated principally at average cost which is not in excess of replacement cost. Used materials are stated at an amount which does not exceed estimated realizable value.

Properties

Railway properties are stated at historical cost and are depreciated and amortized on the straight-line method over the estimated useful lives. The Railway uses the mass asset method of accounting for fixed assets. The majority of road properties’ depreciation is based on lives ranging from 10 to 40 years, and equipment properties on lives varying from 3 to 27.5 years. Gains and losses on normal retirements of these items are credited or charged to accumulated depreciation. During 2003, the Railway commenced an engineering- and economics-based study of its principal right-of-way and equipment assets to develop a multi-year preventive maintenance and replacement plan and associated estimates of the assets’ remaining lives. The study is expected to be completed in 2004 and may result in changes in the Railway’s maintenance and capital spending and in the estimated remaining useful lives of its property, plant and equipment, which may affect future depreciation rates and expense.

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

The Company capitalizes interest during the construction of new facilities (e.g., buildings) and it is amortized over the life of the asset. During 2003 and 2002, $1.9 million and $1.9 million, respectively, of interest was capitalized.

Earnings Per Share

The diluted weighted-average number of shares includes the net shares that would be issued upon the exercise of “in-the-money” stock options using the treasury stock method. Applying the treasury stock method, the “in-the-money” stock options resulted in the dilution of 362,091 shares, 188,355 shares and 210,657 shares for the years ended December 31, 2003, 2002 and 2001, respectively. “Out-of-the-money” shares were 1,986,408 shares, 2,237,932 shares and 1,937,842 shares for the years ended December 31, 2003, 2002 and 2001, respectively.

Cash and Cash Equivalents

For purposes of cash flows, cash and cash equivalents include cash on hand, bank demand accounts, money market accounts, and overnight repurchase agreements having original maturities of less than three months.

Cash and cash equivalents at December 31, 2003 consisted of $5.1 million of property sale proceeds held in escrow for possible tax-deferred reinvestment in other property, and $120.0 million of funds on hand and invested in overnight investments.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes.” Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Future tax benefits, such as net operating loss carry forwards and alternative minimum tax credit carry forwards, are recognized to the extent that realization of these benefits is considered to be more likely than not.

Joint Ventures

At December 31, 2002, the Company held certain investments in four realty partnerships for the purpose of developing, leasing and managing real estate with an unaffiliated partner. The Company held an undivided 50% equity ownership interest in each of these joint ventures and, accordingly, recognized as part of revenue its pro rata share of partnership earnings (loss) each period under the equity method of accounting, $1.6 million and $0.9 million in 2002 and 2001, respectively. The Company’s recorded investment in these joint ventures was $26.3 million at December 31, 2002 and is recorded in other assets and deferred charges. The joint ventures carried no third party debt during the year ended December 31, 2002.

On January 24, 2003, the Company acquired four commercial buildings for $23.3 million, three of which were previously 50%-owned and held in joint ventures with the Company’s unaffiliated partner. The total purchase price has been allocated to the acquired land, building, identifiable intangibles and liabilities assumed based on their estimated fair values at the date of acquisition. The acquisition of these joint venture interests resulted in a change from the equity method of accounting to consolidation of the operating results of the buildings previously held in partnership into the operating results of the Company. Operating revenues and expenses from these buildings are now included in Flagler’s realty rental and services’ revenues and expenses and were $4.5 million and $2.9 million, respectively, for the year ended December 31, 2003.

On July 1, 2003, Flagler sold its remaining investment in three buildings previously 50%-owned and held in the joint ventures for $22.3 million with a resulting gain of $2.9 million. As discussed in Note 4, the results of these investments are now classified as discontinued operations for all periods presented.

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

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), to stock-based employee compensation:

	Years Ended December 31

(dollars in thousands, except per share amounts)	2003	2002	2001

Net income (loss) - as reported	43,224	(107,751)	(61,386)

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all stock option awards (net of related tax effects)	(2,126)	(4,625)	(4,692)

Pro forma net income (loss)	41,098	(112,376)	(66,078)

Earnings per share:
Basic - as reported	$1.18	($2.96)	($1.69)
Basic - pro forma	$1.13	($3.08)	($1.82)

Diluted - as reported	$1.17	($2.94)	($1.68)
Diluted - pro forma	$1.11	($3.05)	($1.82)

Additionally, the Compensation Committee of the Board of Directors awarded grants of restricted stock in 2002 and 2003 to the executive management team and, starting in 2003, other members of management who previously were awarded annual grants of stock options. Grants of restricted stock were 135,930, 108,000 and 12,300 shares in 2003, 2002 and 2001, respectively. Compensation expense is recognized pro rata over the vesting period based on the market price of the stock at the time of grant. Total compensation expense for the 2003, 2002 and 2001 restricted stock grants, if fully vested over their four-year vesting period, would be $4.1 million, $2.7 million and $0.4 million, respectively.

Comprehensive Income

SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale securities and is presented in the consolidated statements of changes in shareholders’ equity and comprehensive income. SFAS 130 requires only additional disclosures in the consolidated financial statements. It does not affect the Company’s financial position or results of operations.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year’s presentation, including discontinued operations.

Recently Issued Accounting Standards

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) (FIN 46R), Consolidation of Variable Interest Entities (VIEs), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.

The Company is evaluating the impact of applying FIN 46R but does not believe it will have a material impact on the financial statements.

In November 2002, FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34, was issued. This Interpretation enhances the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation were applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements, which are effective for financial statements of interim or annual periods ending after December 15, 2002, have been implemented and had no impact on these financial statements.

In December 2002, FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123, was issued. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements. Disclosures required by this standard are included in the notes to these consolidated financial statements.

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

Accordingly, the Company reported the results of the trucking operations and the estimated disposition loss as discontinued operations under the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), and all periods presented have been restated accordingly.

	Years Ended December 31

(dollars in thousands)	2003	2002	2001

Summary of Operating Results of Discontinued Operations
Trucking revenues	—	22,525	36,224
Trucking expenses	(250)	28,688	42,483

Income (loss) before income taxes	250	(6,163)	(6,259)
Income taxes	(96)	2,373	2,410

Income (loss) from operation of discontinued operations	154	(3,790)	(3,849)

Income (loss) on disposition of discontinued operations, net of taxes of $17 and $1,632 for the years ended December 31, 2003 and 2002, respectively	27	(2,607)	—

As a result of the discontinuance, certain liabilities were accrued related to this exit plan. A roll-forward of the liabilities through December 31, 2003 is as follows:

	Employee
	Severance	Tractor/Trailer
(dollars in thousands)	Costs	Disposition Costs	Other	Totals

Accruals @ 12/31/02	694	—	461	1,155
Additions & adjustments*	(182)	367	(229)	(44)
Utilization	(408)	(367)	(224)	(999)

Ending balance @ 12/31/03**	104	—	8	112

*     - Any additions and adjustments to the liabilities that resulted from changes in estimates or final determinations are accounted for as gain or loss on disposition of discontinued operations on the consolidated financial statements.

**-These amounts are included in Railway’s liabilities as of December 31, 2003.

Real Estate

In accordance with SFAS 144, components of Flagler that meet certain criteria have been accounted for as discontinued operations. Therefore, income or loss attributable to the operations and sale of the components classified as discontinued operations are presented in the statement of income as discontinued operations, net of applicable income taxes.

Discontinued operations include the gain on the sale of an industrial warehouse disposed of during 2002, the gain on the sales of an industrial building and Flagler’s 50% interest in three buildings held in partnership with Duke Realty during 2003, as well as the operations of these properties and an office building, which meets the criteria as a held-for-sale property at December 31, 2003.

	Years Ended December 31

(dollars in thousands)	2003	2002	2001

Summary of Operating Results of Discontinued Operations
Flagler realty rental revenues	1,304	3,431	3,335
Flagler realty rental expenses	2,003	1,902	1,280

Operating (loss) income	(699)	1,529	2,055

Interest income	43	73	291

(Loss) income before income taxes	(656)	1,602	2,346
Income taxes	252	(618)	(905)

(Loss) income from operation of discontinued operations	(404)	984	1,441

Gain on disposition of discontinued operations, net of taxes of $1,596 and $2,127 for the years ended December 31, 2003 and 2002, respectively	2,542	3,398	—

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

	Years Ended December 31

(dollars in thousands)	2003	2002	2001

Summary of Operating Results of Discontinued Operations
EPIK revenues	—	17,728	11,504
EPIK expenses	65	296,774	169,640

Operating loss	(65)	(279,046)	(158,136)
Other income	—	9,272	594

Loss before income taxes	(65)	(269,774)	(157,542)
Income taxes	25	103,863	60,654

Loss from operation of discontinued operations	(40)	(165,911)	(96,888)

(Loss) gain on disposition of discontinued operations, net of taxes of $295 and $6,280 for the years ended December 31, 2003 and 2002, respectively.	(465)	10,032	—

In the course of the strategic alternatives’ review conducted primarily in the third quarter of 2002, the Company obtained information about deteriorating conditions in the telecommunications industry, the prospects for EPIK’s business, the fair value of the Company’s investment in EPIK, and the alternatives available to the Company in respect of this investment. As a result, the Company concluded that EPIK’s long-lived assets had no material value whether held for use or sold. Accordingly, in the third quarter of 2002, the Company fully impaired the carrying value of EPIK’s long-lived assets. On November 22, 2002, the Company was approached by a party with a proposal to purchase EPIK for contingent consideration if the Company provided $24 million of funds for the purchaser’s use in connection with EPIK. After negotiation, agreement was reached which included a commitment by the Company to provide funds totaling $16.5 million, net, for the purchaser’s use in connection with EPIK. The Company sold the stock of EPIK on December 3, 2002. The resulting gain the Company recognized during the fourth quarter of 2002 from the disposition of EPIK resulted from the difference between EPIK’s negative book value, $39.1 million, and the net cash provided for purchaser’s use, $16.5 million, net, other transaction fees and costs, $6.3 million, and income taxes, $6.3 million, as discussed in the Company’s 8-K filed on December 17, 2002.

In the fourth quarter of 2001, the Company recorded cash restructuring charges of $12.1 million before taxes. The restructuring costs included $5.3 million in expenses related to terminating the employment of 105 management and other employees and $6.5 million in expenses relating to the termination of certain collocation and commercial realty leases. Also, the Company completed its previously announced review of the carrying value of EPIK’s assets and recorded non-cash write-downs of $98.1 million before taxes for assets not required to operate the lit Southeast network. In 2001, the Company determined that events and changes in circumstances indicated the carrying value of EPIK’s long-lived telecommunications assets might not be recoverable, particularly EPIK’s dark fiber and collocation facility assets, which exceed the current and expected future requirements of EPIK’s lit Southeast telecommunications network. The excess dark fiber and collocation facility assets had been constructed in anticipation of third party demand for such assets that did not develop to the extent anticipated. Accordingly, the Company estimated the expected future net cash flows associated with the excess dark fiber and collocation facility assets. These estimated net cash flows, on an undiscounted basis, fell short of the carrying value of the value from $116.3 million to $44.9 million. The Company wrote down the excess dark fiber and collocation facility assets to the estimated present value of future cash flows expected to be received from the use of these assets, including income tax benefits from the abandonment of certain assets.

At the time of EPIK’s sale, the Company accrued certain liabilities (primarily employee severance) related to the sale. A roll-forward of the liabilities through December 31, 2003 is as follows:

	Employee
	Severance
(dollars in thousands)	Costs	Other	Totals

Accruals @ 12/31/02	2,279	531	2,810
Additions & adjustments**	608	152	760
Utilization	(2,310)	(683)	(2,993)

Ending balance @ 12/31/03**	577	—	577

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

Also, FECI is a guarantor on certain leases (primarily office space) and could be contingently liable if EPIK were to default on certain lease obligations. Estimates for these guarantees were approximately $2.5 million at the time of the sale. These amounts could be subject to change in subsequent periods and are estimated to be $1.2 million at December 31, 2003.

5. Properties

     Properties consist of:

	Years Ended December 31

(dollars in thousands)	2003	2002

FECR Properties
Road equipment and structures	414,210	400,586
Buildings	11,648	11,296
Equipment	204,754	200,270
Land and land improvements	6,551	5,217
Fiber	3,200	3,200
Construction in progress	911	592

	641,274	621,161
Less accumulated depreciation	263,586	250,260

	377,688	370,901

Flagler Properties*
Land and land improvements	158,620	161,707
Buildings	350,674	329,959
Equipment	2,624	2,127
Construction in progress	49,416	32,113

	561,334	525,906
Less accumulated depreciation	122,874	105,329

	438,460	420,577

Corporate
Equipment**	17,051	12,994
Construction in progress	378	60

	17,429	13,054
Less accumulated depreciation	11,420	8,882

	6,009	4,172

(Prior year amounts have been reclassified to conform to current year’s presentation.)

*Included in the 2003 amounts are $7.5 million for a building and its associated land that is held for sale.

**Increase for 2003 represents a building reclassified from Flagler properties during 2003.

Real estate properties, having a net book value of $316.3 million at December 31, 2003 are leased under non-cancelable operating leases with expected aggregate rental revenues of $304.3 million, which are receivable in years 2004-2008 in the amounts of $57.7 million, $53.3 million, $45.0 million, $37.6 million and $32.0 million, respectively, and $78.7 million thereafter.

6.  Investments and Cash and Cash Equivalents

The Company had no investments in securities at December 31, 2003 and 2002.

Cash and cash equivalents at December 31, 2003 consisted of $5.1 million held in escrow for possible tax-deferred reinvestment in other property, and $120.0 million of funds on hand and invested in overnight investments.

7. Income Taxes

Total income taxes were allocated as follows:

	Years Ended December 31

(dollars in thousands)	2003	2002	2001

Income from continuing operations	25,923	31,389	23,730
Loss from operations of discontinued operations	(181)	(105,618)	(62,159)
Gain on disposition of discontinued operations	1,318	6,775	—

	27,060	(67,454)	(38,429)

The components of income tax expense (benefit) were as follows:

	Years Ended December 31

(dollars in thousands)	2003	2002	2001

Current
Federal	4,252	(67,049)	(5,381)
State	—	(6,705)	(694)

	4,252	(73,754)	(6,075)
Deferred
Federal	21,073	5,727	(30,880)
State	1,735	573	(1,474)

	22,808	6,300	(32,354)

Income Taxes	27,060	(67,454)	(38,429)

Income tax expense (benefit) differed from the amounts computed by applying the statutory federal income tax rate to pretax income as a result of the following:

	Years Ended December 31

(dollars in thousands)	2003	2002	2001

Amount computed at statutory federal rate	24,523	(61,321)	(34,935)
State taxes (net of federal benefit)	2,522	(6,231)	(3,526)
Other (net)	15	98	32

	27,060	(67,454)	(38,429)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

	Years Ended December 31

(dollars in thousands)	2003	2002

Deferred Tax Assets
Allowance for doubtful accounts	607	1,227
Accrued casualty and other liabilities	3,731	3,792
Deferred revenue	545	594
Restructuring charges	—	1,415
Lease termination cost	6,290	—
Alternative minimum tax credit	3,099	1,254
Federal NOL tax carry forward	—	38,014
State NOL tax carry forward	7,553	11,377
Other	3,128	3,299

Total deferred tax asset	24,953	60,972

Deferred Tax Liabilities
Properties, principally due to differences in depreciation and impairments	112,758	105,897
Deferred gain on land sales	34,649	56,004
Straight-line rent	5,035	3,345
Other	2,022	2,429

Total deferred tax liabilities	154,464	167,675

Net deferred tax liabilities	129,511	106,703

At December 31, 2003 and 2002, the Company estimated its net operating loss carry forward asset for state purposes to be $7.6 million and $11.4 million, respectively, which expires at the end of 2022. The tax benefit of this item is reflected in the above analysis of Deferred Tax Assets. Additionally, the Company has alternative minimum tax credit carry forwards of $3.1 million at December 31, 2003, which has an indefinite carry forward period. The Company has not provided any valuation allowance with respect to these assets as it believes their realization is “more likely than not,” given estimates of future taxable income and available tax planning strategies. However, the Company cannot guarantee that it will be able to realize these assets or that future valuation allowances will not be required. Federal tax years through 1999 have been closed with the Internal Revenue Service (IRS). Federal tax years 2000-2002 are currently under review by the IRS. Management believes its income tax provision reserves at December 31, 2003 to be adequate for the settlement, if any, of disputed tax positions taken by the Company for these years. Historically, settlements for disputed tax positions have been interest charges.

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

The Company’s reportable segments are strategic business units that offer different products and services and they are managed separately.

Information by industry segment:

	Years Ended December 31

(dollars in thousands)	2003	2002	2001

Operating Revenues
Railway operations	181,057	166,751	160,720
Realty:
Flagler realty rental and services (a)	64,336	60,545	59,699
Flagler realty sales	63,495	32,063	20,233
Other rental	3,139	3,415	3,522
Other sales	26,963	38,552	2,303

Total realty	157,933	134,575	85,757
Total revenues (segment)	338,990	301,326	246,477
Intersegment revenues	—	(109)	(150)

Total revenues (consolidated)	338,990	301,217	246,327

Operating Profit (Loss)
Railway operations	42,988	42,117	41,284
Realty	44,048	59,352	23,675
Corporate general & administrative	(13,137)	(11,563)	(7,590)

Segment & consolidated operating profit	73,899	89,906	57,369

Interest income	946	425	1,170
Interest expense	(17,056)	(19,602)	(6,187)
Other income	9,544	10,803	9,288

	(6,566)	(8,374)	4,271

Income before income taxes	67,333	81,532	61,640
Provision for income taxes	(25,923)	(31,389)	(23,730)

Income from continuing operations	41,410	50,143	37,910

Discontinued Operations
Loss from operation of discontinued operations (net of taxes)	(290)	(168,717)	(99,296)
Gain on disposition of discontinued operations (net of taxes)	2,104	10,823	—

Net Income (Loss)	43,224	(107,751)	(61,386)

     (Prior year’s results have been reclassified to conform to current year’s presentation.)

	Years Ended December 31

(dollars in thousands)	2003	2002	2001

Identifiable Assets
Transportation — Railway	410,576	428,118	386,601
Transportation — Trucking (b)	—	2,224	7,966
Realty	468,127	508,522	495,733
Telecommunications (b)	—	—	268,906
Corporate	129,647	112,372	41,464

	1,008,350	1,051,236	1,200,670

Capital Expenditures
Transportation — Railway	26,683	29,775	32,576
Transportation — Trucking (b)	—	230	1,710
Realty	74,713	26,694	56,845
Telecommunications (b)	—	5,160	155,471
Corporate	785	497	548

	102,181	62,356	247,150

Depreciation & Amortization
Transportation — Railway	19,747	17,928	16,573
Transportation — Trucking (b)	—	259	340
Realty	25,169	21,907	22,145
Telecommunications (b)	—	16,410	11,607
Corporate	2,582	2,866	2,803

	47,498	59,370	53,468

(Prior year amounts have been reclassified to conform to current year’s presentation.)

(a) Includes intersegment revenues and expenses of $0, $109 and $150 for the years ended December 31, 2003, 2002 and 2001, respectively.

(b) These amounts are included in discontinued operations as shown on the consolidated statements of income.

9.     Accrued Casualty and Other Liabilities

The Company is the defendant and plaintiff in various lawsuits resulting from its operations. In the opinion of management, appropriate provision has been made in the financial statements for the estimated liability that may result from disposition of such matters. The Company maintains comprehensive liability insurance for bodily injury and property claims, but is self-insured or maintains a significant self-insured retention for these exposures, particularly at Florida East Coast Railway, LLC. These lawsuits are related to alleged bodily injuries sustained by Railway employees or third parties, employment related matters such as alleged wrongful termination and commercial or contract disputes.

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

FECR is one of several PRPs alleged to have contributed to the environmental contamination at and near the Miami International Airport (MIA) in a lawsuit filed on or about April 11, 2001 by Miami-Dade County in the Miami-Dade County 11th Judicial Circuit Court. In regard to FECR, Miami-Dade County generally alleges that FECR is or was the owner of sites at or near MIA and that the past acts of an FECR lessee or others contaminated the soil and/or groundwater at those sites, which allegedly impacted MIA property. The County generally seeks damages for past and future remediation costs relating to MIA’s property. The lawsuit was not served on FECR; however, in January 2003 FECR in conjunction with a cooperating parties group made up of named PRPs, filed a Notice of Appearance with the court. At the request of those in the cooperating parties group and Miami-Dade County, the court issued an order staying all proceedings for 120 days while the parties worked to resolve the matter without further litigation. Successive orders extending the stay have been issued by the court and FECR has continued during that time to work toward resolving this matter. The Company does not currently possess sufficient information to reasonably estimate the amount of remediation liability, if any, it may have in regard to this matter. While the ultimate results of the claim against FECR cannot be predicted with certainty, based on information presently available, management does not expect that resolution of this matter will have a material adverse effect on the Company’s financial position, liquidity or results of operations.

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

On February 24, 2004, the Broward County Commission approved the negotiated termination of a long-term ground lease between the County and the Company.

The ground lease covers 97 acres owned in fee by Broward County at Port Everglades, which is located near Fort Lauderdale, Florida. The Company’s Railway is the exclusive rail-service provider to the Port. In acquiring the ground lease in 2000, the Company intended to work with the County to develop an intermodal transshipment yard and warehouses at the Port. Due to increased restrictions on Port access since the September 11 terrorist attacks, restrictions on allowable uses of Port property, changes in business conditions, and other factors, the pace of the Company’s development of warehouse space at the Port has been slower than originally contemplated and the Company and the County were not able to reach agreement on developing an intermodal transshipment yard at the Port. The County and the Company have now agreed, subject to the execution of a definitive agreement, to terminate the entire lease. In consideration for the early termination, the Company will (a) convey title to certain land improvements and a warehouse on the leased property and (b) pay to Broward County $5.4 million reduced by additional rental payments made by the Company from November 2003 until closing and some other minor adjustments (closing is expected to occur in March 2004 and the net additional payment will be approximately $4 million if the closing occurs in March).

Absent a termination, the ground lease would run until 2033, with an annual rent of $4 million. Rent is recorded as an operating expense. In addition to rent, for so long as the lease is in effect, the Company is obligated under a related agreement between the County, the City of Hollywood and the Company to make minimum annual payments of $0.2 million in-lieu-of taxes to the City of Hollywood through 2032 (the amount of the payment is based on the extent of improvements on the leased property). In connection with the termination of the ground lease, the Company will be required to indemnify the County from any claim by the City against the County relating to the City’s entitlement to the payments in-lieu-of taxes and to secure that indemnification with a letter of credit. A dispute exists between the Company and the City regarding the effects of the termination of the lease on the in-lieu-of-tax payment obligations. The

Company contends that the City is not entitled to further payments upon termination and the City contends it is entitled to a lump sum payment of $10 million upon termination. The Company intends to defend against this claim vigorously.

During the third quarter of 2003, the Company recorded a charge of $16.4 million ($10.1 million after tax), reflecting management’s estimate of the cost of terminating the ground lease. While management believes its estimate is reasonable given currently applicable facts and circumstances, in future periods the Company may record adjustments to this charge based on the outcome of the dispute with the City.

10.     Retirement Plans

The Company sponsors two 401(k) plans. Contributions are at the employee’s discretion with upper limits of 25% of compensation before taxes, subject to maximum limits imposed by the IRS (generally, $12,000 in 2003), and an additional contribution up to 10% of after-tax compensation, also subject to maximum limits imposed by the IRS. Total contributions in 2003, including the Company’s match if any, were limited by IRS regulations to $40,000.

401(k) Plan for Salaried Employees

The amounts of matching contributions by the Company for this plan covering the years 2003, 2002 and 2001 were approximately $0.4 million, $0.6 million and $0.7 million, respectively. In accordance with the terms of the plan, the Company matched the employee’s contributions $1.00 for $1.00 up to the first $1,200 contributed by the employee in 2003. For employee contributions in excess of $1,200, the Company matched $0.25 for every $1.00 in pretax employee contributions up to the IRS maximum limits.

401(k) Plan for Hourly Wage Employees and/or Employees Covered by Collective Bargaining Agreement

This is a limited contributory plan that was instituted in April 1995. In 2002, train and engine hourly employees became eligible for a Company matching contribution of $0.20 for every $1.00 of employee contributions up to $200 annually. The amounts of matching contributions by the Company for this plan covering the years 2003 and 2002 were $16,000 and $19,000, respectively.

Pension Plan

The Company adopted a non-funded defined benefit plan covering nine previous officers of the Company in 1998. The benefits are based on years of service and the employee’s compensation during the five years before retirement. The Company curtailed this plan in 1999, causing no additional benefits to accrue to covered officers. At December 31, 2003, 2002 and 2001, accrued liabilities related to the contract benefit obligation were $3.4 million, $3.6 million and $3.7 million, respectively. The Company incurred benefit cost primarily related to interest of $0.3 million, $0.3 million and $0.4 million in 2003, 2002 and 2001, respectively.

11.     Comprehensive Income

Comprehensive income (loss) is net income (loss) for the year plus the change in unrealized holding gains (losses) on available-for-sale securities, net of the related income tax benefits and reclassification adjustments. For the years ended December 31, 2003, 2002 and 2001, total comprehensive income (loss) was $43,224,000, ($107,751,000) and ($61,399,000), respectively.

12.     Stock-Based Compensation

The Company has two Stock Incentive Plans: the 1998 Stock Incentive Plan, as amended, and the 2002 Stock Incentive Plan (Plans). These Plans allow the Company to grant employees and directors various stock awards, including stock options, which are granted at exercise prices not less than the fair market value at the date of grant and restricted stock. A maximum of 4.6 million shares was approved to be issued under the Plans. On December 31, 2003, options for 2,604,921 shares have been granted. During 2003, the Compensation Committee of the Board of Directors made grants of restricted stock in-lieu-of stock options for all qualifying members of management.

The stock options may be granted over a period not to exceed ten years and generally vest from one to five years from the date of grant. The changes in outstanding options are as follows:

	Shares	Weighted-Average Exercise
	under Option	Price Per Share

Balance at December 31, 2000	1,395,228	$33.21

Granted	760,105	$25.06
Exercised	(3,334)	$31.33
Forfeited	(3,500)	$36.82

Balance at December 31, 2001	2,148,499	$30.34

Granted	314,704	$24.38
Forfeited	(36,916)	$34.26

Balance at December 31, 2002	2,426,287	$29.49

Granted*	129,264	$23.80
Exercised	(114,606)	$26.16
Forfeited	(92,446)	$30.32

Balance at December 31, 2003	2,348,499	$28.25

*  Includes adjustment to previous grants due to equity restructuring (i.e., special dividend).

Stock options outstanding and exercisable on December 31, 2003 are as follows:

		Weighted-Average	Weighted-Average
Range of Exercise	Shares	Exercise Price	Remaining Contractual
Prices Per Share	under Option	Per Share	Life in Years

Outstanding:
$20.14-$27.97	1,091,705	$22.85	4.4
$27.98-$39.04	1,016,651	$30.95	4.8
$39.05-$46.12	240,143	$41.34	6.8

	2,348,499	$28.25	4.8
Exercisable:
$20.14-$27.97	597,906	$23.37	4.6
$27.98-$39.04	900,525	$30.64	4.9
$39.05-$46.12	227,538	$41.35	6.9

	1,725,969	$29.53	5.1

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations in accounting for the Plan and, therefore, no compensation expense has been recognized for stock options issued under the Plan. For companies electing to continue the use of APB 25, SFAS 123, “Accounting for Stock-Based Compensation,” requires pro forma disclosures determined through the use of an option-pricing model as if the provisions of SFAS 123 had been adopted.

The weighted-average fair value at date of grant for options granted during 2003, 2002 and 2001 was estimated at $4.59, $7.81 and $8.37 per share, respectively. The fair value of the option grants was estimated on the date of the grant using the Black-Scholes’ option-pricing model with the following assumptions:

	Years Ended December 31

	2003	2002	2001

Expected dividend yield	.61%	.40%	.37%
Expected volatility	22%	34%	37%
Risk-free interest rate	2.3%	4.1%	4.4%
Expected term in years	3.8	3.8	3.8

If the Company had adopted the provisions of SFAS 123, reported net income and earnings per share would have been as follows:

	Years Ended December 31

	2003	2002	2001

Net income (loss) (in thousands)	41,098	(112,376)	(66,078)
Earnings Per Share
Basic	$1.13	($3.08)	($1.82)
Diluted	$1.11	($3.05)	($1.82)

During 2003, 2002 and 2001, the Company also awarded 135,930, 108,000 and 12,300 shares, respectively, of restricted stock under the Plan, with a weighted-average fair value at the date of grant of $30.30, $24.98 and $30.53, respectively, per share. Substantially all of these restricted shares vest ratably over four years of continued employment with performance acceleration features for the 2002 grant. Compensation expense related to these awards was $2,682,000, $839,000 and $663,000 for 2003, 2002 and 2001, respectively. Increased compensation expense for restricted shares for 2003 results primarily from an accelerated vesting (an additional 25% in the 2002 grants) as certain performance targets were achieved.

In May of 2002, the Company’s shareholders adopted the Florida East Coast Industries, Inc.’s Employee Stock Purchase Plan (ESPP) with an effective date of July 1, 2002. The purpose of the Purchase Plan is to provide eligible employees with an opportunity to acquire a proprietary interest in the Company through the purchase of its Common Stock. The Purchase Plan is an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code. Any employee of the Company or a designated subsidiary of the Company (including officers and any directors who are also employees) whose customary employment is at least 20 hours per week and more than five months in any calendar year will be eligible to participate in the Purchase Plan for any Offering Period. Offering Period means each calendar quarter of the year. All eligible employees who elect to participate in the Purchase Plan will authorize the Company to make payroll deductions of a specified fixed dollar amount or whole percentage from 1% to 10% of the employee’s compensation (limited to $25,000 annually) as defined in the Purchase Plan. As of the last day of each Offering Period, the amounts withheld for a participant in the Purchase Plan will be used to purchase shares of Common Stock of the Company. The purchase price of each share will be equal to 85% of the lesser of the Fair Market Value of a share of Common Stock on either the first or last day of the Offering Period. The total amount of common stock for purchase under the Plan is 750,000 shares.

Assets and activities of the Plan are provided in the following statements:

Statement of Net Assets Available for Benefits
(dollars)

	Years Ended December 31

	2003	2002

Assets
Cash	1,265	539
Investments in FECI stock at fair value	253,943	99,551

Total assets available for benefit	255,208	100,090

Statement of Changes in Net Assets Available for Benefits
for the year ended December 31, 2003
(dollars)

Additions
Employee contributions	151,244
Dividends	4,191
Unrealized gain on Plan assets (FECI stock)	106,956

262,391
Deductions
Benefits paid to participants	107,273

Net increase	155,118
Net assets available for benefit at beginning of year	100,090

Net assets available for benefit at end of year	255,208

13.  Quarterly Financial Data (Unaudited)

	2003

(dollars in thousands, except per share amounts)	Dec. 31	Sept. 30	June 30	Mar. 31

Operating revenues**	103,704	87,011	72,557	75,718
Operating expenses	60,699	85,765	56,220	62,407
Interest income	186	365	237	158
Interest expense	(4,414)	(4,137)	(4,207)	(4,298)
Other income	2,128	2,224	2,942	2,250
Net income (loss) from continuing operations	25,156	(185)	9,415	7,024
Income (loss) from discontinued operations (net of taxes)	854	1,231	(163)	(108)
Net income	26,010	1,046	9,252	6,916
Diluted net income (loss) per share — continuing	$0.68	($0.01)	$0.26	$0.19
Diluted net income (loss) per share — discontinued	$0.02	$0.03	($0.00)	($0.00)
Diluted net income per share	$0.70	$0.03	$0.25	$0.19

	2002

	Dec. 31	Sept. 30	June 30	Mar. 31

Operating revenues**	122,193	58,192	61,466	59,366
Operating expenses	66,779	48,127	48,817	47,588
Interest income	219	83	49	74
Interest expense	(4,525)	(5,137)	(5,149)	(4,791)
Other income	2,317	1,748	2,897	3,841
Net income from continuing operations	32,880	4,148	6,410	6,705
Income (loss) from discontinued operations (net of taxes)*	5,201	(151,531)	(4,443)	(7,121)
Net income (loss)	38,081	(147,383)	1,967	(416)
Diluted net income per share — continuing	$0.90	$0.11	$0.17	$0.19
Diluted net income (loss) per share — discontinued	$0.14	($4.14)	($0.12)	($0.19)
Diluted net income (loss) per share	$1.04	($4.02)	$0.05	($0.01)

*The quarter ended September 30, 2002 included asset impairment charges of $238.7 million ($146.4 million, net of tax) at EPIK.

**Operating revenues for both quarters ending December 31, 2003 and December 31, 2002 included sales of large parcels of land in sales revenue for $40.0 million and $62.8 million, respectively.

14.  Other Income

	Years Ended December 31

(dollars in thousands)	2003	2002	2001

Pipe & wire crossings/signboards	3,532	4,565	2,265
Fiber lease income	6,659	6,179	6,514
Other (net)	(647)	59	509

	9,544	10,803	9,288

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

15.  Debt and Other Commitments

In September 2001, Flagler issued $87 million of mortgage notes due October 1, 2008. At December 31, 2003, approximately $85 million was outstanding on these notes. The notes are collateralized by buildings and properties having a carrying value at December 31, 2003 of $84.7 million, net of accumulated depreciation of $34.9 million. Blended interest and principal repayments on the notes are payable monthly based on a fixed 6.95% weighted-average interest rate on the outstanding principal amount of the mortgage notes and a thirty-year amortization period. The net proceeds were used to repay existing indebtedness under the Company’s revolving credit facility.

In June 2001, Flagler issued $160 million of mortgage notes due July 2011. At December 31, 2003, approximately $156 million was outstanding on these notes. The notes are collateralized by buildings and properties having a carrying value at December 31, 2003 of $128.8 million, net of accumulated depreciation of $66.4 million. Blended interest and principal repayments on the notes are payable monthly based on a fixed 7.39% weighted-average interest rate on the outstanding principal amount of the mortgage notes and a thirty-year amortization period. The net proceeds were used to repay existing indebtedness under the Company’s revolving credit facility.

The fair value of the Company’s mortgage notes is estimated based on current rates available to the Company for debt of the same remaining maturities. At December 31, 2003, the Company considers the estimated fair market value of the mortgage notes to be $265.2 million.

Annual maturities of long-term debt at December 31, 2003 of $241.1 million are as follows:

Year	Amount

2004	$2,838,000
2005	3,050,000
2006	3,278,000
2007	3,523,000
2008	82,788,000
Thereafter	$145,666,000

The Company leases various equipment under five- to ten-year leases which expire in 2005. Future minimum payments under the capital leases which are recorded as other liabilities are as follows:

Year	Amount

2004	$609,000
2005	34,000
2006	—
2007	—
2008	—

Net minimum lease payments	$643,000
Amount representing interest	(40,000)

Obligation under capital leases	$603,000

At December 31, 2003, the Company had a $200 million revolving credit agreement with certain financial institutions, for which the Company presently pays (quarterly) commitment fees, as applicable under the agreement, at a range of 20-50 basis points. The borrowings under the credit agreement are secured by the capital securities of FECR. The Company’s revolving credit agreement contains various covenants which, among other things, require the maintenance of certain financial ratios related to fixed charge coverage and maximum leverage; establish minimum levels of net worth; establish limitations on indebtedness, certain types of payments, including dividends, liens and investments; and limit the use of proceeds of asset sales. Some of the above covenants provide specific exclusion of certain financing and investing activities at Flagler. Borrowings under the credit agreement bear interest at variable rates linked to the LIBOR Index. Interest on borrowings is due and payable on the “rollover date” for each draw. Outstanding borrowings can be paid at any time by the borrower, or at the conclusion of the facility’s term. On February 7, 2003, the Company extended its revolving bank credit facility for an additional year to March 31, 2005. In tandem with the extension, the Company and its banks made amendments to the facility that included a reduction in the aggregate amount of the commitments from $300 million to $200 million, the elimination of the Global Debt to EBITDA covenant, which included the results of EPIK, an increase in the stock repurchase and special dividend limit to $150 million (which may be increased in 2004 to $200 million if certain financial ratio tests are met), an increase in the non-recourse mortgage financing limit from $250 million to $325 million, and other miscellaneous modifications. At December 31, 2003 and 2002, there were $0 million and $53 million, respectively, of direct borrowings outstanding under the facility. Such borrowings would be payable in year 2005 unless the agreement is again extended. The fair market value of the Company’s revolving credit agreement is estimated based on current rates available to the Company for debt of the same remaining maturities. At December 31, 2003, the Company considers the carrying value to be a reasonable estimation of its fair value.

The Board of Directors authorized the expenditure of up to $75 million to repurchase its outstanding common stock through a program of open market purchases and privately negotiated transactions. The Company expects to finance the stock repurchase primarily from available cash balances. At December 31, 2003, pursuant to this authorization, the Company had repurchased 97,300 shares for $2.9 million.

The Company is obligated under several non-cancelable operating leases covering its facilities and equipment. The lease terms are from four to thirty years. Future minimum payments under the leases are as follows:

Year	Amount

2004	$6,568,000
2005	5,661,000
2006	4,885,000
2007	4,635,000
2008	4,492,000
Thereafter	$100,998,000

The Company’s principal operating lease is a lease of 97 acres of real property in South Florida. The lease is for 35 years (with 30 years remaining) with six 10-year renewals at the Company’s option. Future minimum payments under the lease are $4 million in 2004 and $116 million in total. At December 31, 2003, the Company was pursuing the termination of this lease as discussed in Note 9.

At December 31, 2003, the Company had commitments for letters of credit outstanding in the amount of $30.4 million primarily as collateral on certain real estate properties. In addition, the Company had other commercial commitments of $36 million related to construction contracts.

As of December 31, 2003, Railway had forward purchase contracts of 3.8 million gallons of fuel for delivery from January 2004 to November 2004 for an average purchase price of $0.74 per gallon before taxes and freight. This represents 31% of the estimated consumption for the first eleven months of 2004.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003.

Changes in Internal Control over Financial Reporting

There were no changes in the Registrant’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a or 15d-15 that occurred during the Registrant’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions “Election of Directors-Nominees,” under the sub-captions “Committees” (including the information appearing under “Audit Committee”) and “Corporate Governance” under the caption “Board of Directors,” Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Employment Agreements,” in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the Proxy Statement), containing the information required by this Item 10 is incorporated herein by reference.

The Company has adopted a Code of Conduct that applies to all of its directors, officers and employees. The Code of Conduct is available on the Company’s website at http://www.feci.com. Amendments to the Code of Conduct and any grant of a waiver from a provision of the Code of Conduct requiring disclosure under applicable SEC rules will be disclosed on the Company’s website within five business days and will be maintained for at least twelve months thereafter. The Company’s Corporate Governance Guidelines and the Charters of its Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee are also available on the Company’s website. This information is also available in print form via mail by request to the Company.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accounting fees and services will be provided under the heading “Independent Auditor” of FECI’s Proxy Statement for its 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission and the information under that heading is hereby incorporated by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1. Financial Statements

The financial statements and schedules listed in the accompanying Index to Financial Statements and Financial Statement Schedule are filed as part of this report.

2. Exhibits

The Exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

(b)	Reports on Form 8-K

	1.	The Registrant furnished information under Item 12 on Form 8-K on October 22, 2003, reporting information the Registrant elected to disclose through Form 8-K. FECI issued a press release on this date describing its results of operations for the third quarter ending September 30, 2003. A copy of the press release was attached as Exhibit 99 to this report.

	2.	The Registrant furnished information under Item 9 on Form 8-K on November 13, 2003, reporting information the Registrant elected to disclose through Form 8-K. The information concerned presentations to be made by Mr. Robert W. Anestis, Chief Executive Officer and President of Florida East Coast Industries, Inc., to various investors at locations in New York City on November 13 and 14, 2003.

FLORIDA EAST COAST INDUSTRIES, INC.

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE
[ITEM 14(a) 3(b)]

Reference
Form 10-K
Page Nos.

Consolidated Statements of Income for each of the three years ended December 31, 2003	41
Consolidated Balance Sheets at December 31, 2003 and 2002	42
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for each of the three years in the period ended December 31, 2003	43
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003	44
Notes to Consolidated Financial Statements	45-65
Independent Auditors’ Report	40
Financial Statement Schedule:
ii-Valuation Reserves	74
iii-Real Estate and Accumulated Depreciation	75-76

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

Financial statements and schedules of FECI (not consolidated) are omitted since it is primarily a holding company and all subsidiaries included in the consolidated financial statements being filed, in the aggregate, do not have minority equity interests or registered securities.

FLORIDA EAST COAST INDUSTRIES, INC.

INDEX TO EXHIBITS
(ITEM 13[a] 3.)

S-K ITEM 601	DOCUMENTS	PAGE NOS.

3.(i)	Second Amended and Restated Articles of Incorporation	*

3.(ii)	Amended and Restated By-Laws	*

4	Amended and Restated Rights Agreement	#

10 (a)	Credit and Pledge Agreements dated March 22, 2001, as Amended, between Florida East Coast Industries, Inc., Bank of America, N.A., Wachovia Bank (formerly First Union National Bank) and SunTrust Bank	**

10 (b)	Distribution and Recapitalization Agreement	##

10 (c)	Shareholders’ Agreement dated as of October 26, 1999 among Alfred I. duPont Testamentary Trust, Nemours Foundation and Florida East Coast Industries, Inc.	###

10 (d)	Various Promissory Notes and Mortgage Security Agreements dated June 28, 2001 and September 27, 2001, covering certain Flagler buildings at various office parks	***

10 (e)	FECI 1998 Stock Incentive Plan document	****

10 (f)	Representative “Change in Control Agreement” between FECI and certain FECI Executive Officers	*****

10 (g)	EPIK Stock Purchase and Sale Agreement dated December 3, 2002, between FECI and Odyssey Telecorp, Inc.	####

10 (h)	2002 Stock Incentive Plan	@

10 (i)	FECI 2002 Employee Stock Purchase Plan	@@

21	Subsidiaries of Florida East Coast Industries, Inc.	72

23	Independent Auditors’ Consent Letter	40

24	Power of Attorney	73

31.1-31.2	Section 302 Certifications

32.1	Section 906 Certification

*Second Amended and Restated Articles of Incorporation and Amended and Restated By-Laws of the Registrant were filed on Form 10-Q with the Securities and Exchange Commission on October 24, 2003.

**These documents filed on Form 10-K with the Securities and Exchange Commission on March 30, 2001, March 26, 2002 and March 13, 2003.

***These documents filed on Form 10-Q with the Securities and Exchange Commission on August 14, 2001 and November 8, 2001.

****These documents filed on Form 10-K with the Securities and Exchange Commission on March 26, 2002.

*****This document filed on Form 10-Q with the Securities and Exchange Commission on November 8, 2001.

#Amended and Restated Rights Agreement was filed as an Exhibit to Florida East Coast Industries, Inc.’s Registration Statement on Form 8-A/A with the Securities and Exchange Commission on September 22, 2003.

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

####This document filed on Form 8-K with the Securities and Exchange Commission on December 17, 2002.

@2002 Stock Incentive Plan was filed on Form S-8 with the Securities and Exchange Commission on June 21, 2002 (Registration No. 333-90894).

@@FECI’s Employee Stock Purchase Plan was filed on Form S-8 with the Securities and Exchange Commission on June 21, 2002 (Registration No. 333-90896).

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2004.

FLORIDA EAST COAST INDUSTRIES, INC.

                       (Registrant)

/s/ Daniel H. Popky

Daniel H. Popky, Executive Vice President
and Chief Financial Officer

/s/ Mark A. Leininger

Mark A. Leininger
Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ R.W. Anestis*	/s/ Heidi J. Eddins*

R.W. Anestis, Chairman, President, Chief Executive Officer and Director	Heidi J. Eddins, Executive Vice President, General Counsel and Secretary

/s/ R.S. Ellwood*	/s/ J.N. Fairbanks*

R.S. Ellwood, Director	J.N. Fairbanks, Director

/s/ D.M. Foster*	/s/ A.C. Harper*

D.M. Foster, Director	A.C. Harper, Director

/s/ A. Henriques*	/s/ G.H. Lamphere*

A. Henriques, Director	G.H. Lamphere, Director

/s/ J. Nemec*	/s/ H.H. Peyton*

J. Nemec, Director	H.H. Peyton, Director

/s/ W.L. Thornton* W.L. Thornton, Director

Date: March 3, 2004

*Such signature has been affixed pursuant to Power of Attorney.

FLORIDA EAST COAST INDUSTRIES, INC.
SCHEDULE II — VALUATION RESERVES
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001
(dollars in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions/	End of
Description	of Period	Expenses	Write-offs	Period

2003 Bad Debt Reserve	2,189	917	(1,389)	1,717
2002 Bad Debt Reserve	3,708	274	(1,793)	2,189
2001 Bad Debt Reserve	1,596	12,225	(10,113)	3,708

Of the $12.2 million charged to costs and expenses in 2001, $1.1 million related to the Company’s continuing operations and $11.1 million related to discontinued operations ($9.9 million of which related to the Company’s former telecommunications business, resulting primarily from financial distress among telecommunications customers). Of the $10.1 million of write-offs in 2001, $0.7 million related to continuing operations and $9.4 million to discontinued operations (primarily telecommunications) and of the $1.8 million of write-offs in 2002, $0.4 million related to continuing operations and $1.4 million to discontinued operations (primarily telecommunications).

FLORIDA EAST COAST INDUSTRIES, INC.
SCHEDULE III (CONSOLIDATED) — REAL ESTATE AND ACCUMULATED DEPRECIATION
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001
(dollars in thousands)

	Initial Cost to Company		Carried at Close of Period
								Depreciable
		Costs						Life Used in
		Capitalized					Date	Calculation in
		Subsequent	Land & Land	Buildings and		Accumulated	Capitalized	Latest Income
Description	Land	to Acquisition	Improvements	Improvements	Total	Depreciation	or Acquired	Statement

Duval County
Office Buildings	12,014	129,076	23,757	117,333	141,090	36,789	1985	3 to 40 years
Office/Showroom/Warehouses	1,623	42,020	5,974	37,669	43,643	18,763	1987	3 to 40 years
Office/Warehouses	1,806	9,991	3,834	7,963	11,797	3,395	1994	3 to 40 years
Front Load Warehouse	25	3,074	347	2,752	3,099	933	1998	3 to 40 years
Rail Warehouse	23	3,194	326	2,891	3,217	818	1998	3 to 40 years
Land w/ Infrastructure	8,084	5,072	13,109	47	13,156	2,307	various	3 to 40 years
Unimproved Land & Misc. Assets	6,984	—	6,984	—	6,984	14	1998	3 to 40 years

St. Johns County
Office Building	—	10,212	—	10,212	10,212	3,266	various	3 to 40 years
Unimproved Land	1,513	227	1,740	—	1,740	27	various	15 years

Flagler County
Unimproved Land	18	17	35	—	35	4	various	15 years

Volusia County
Unimproved Land	1,063	9	1,072	—	1,072	2	various	15 years

Brevard County
Land w/ Infrastructure	611	42	653	—	653	3	various	15 years
Unimproved Land	5,024	—	5,024	—	5,024	—	various	15 years

St. Lucie County
Unimproved Land	399	63	462	—	462	1	various	15 years

Martin County
Land w/ Infrastructure	916	514	1,430	—	1,430	238	various	15 years
Unimproved Land	106	42	148	—	148	—	various	15 years

Okeechobee County
Unimproved Land	2	—	2	—	2	—	various	15 years

Putnam County
Unimproved Land	2	—	2	—	2	—	various	15 years

Palm Beach County
Unimproved Land	156	—	156	—	156	—	various	15 years

Broward County
Unimproved Land	8,274	—	8,274	—	8,274	—	various	3 to 40 years

FLORIDA EAST COAST INDUSTRIES, INC.
SCHEDULE III (CONSOLIDATED) — REAL ESTATE AND ACCUMULATED DEPRECIATION
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001
(dollars in thousands)

	Initial Cost to Company		Carried at Close of Period
								Depreciable
		Costs						Life Used in
		Capitalized					Date	Calculation in
		Subsequent	Land & Land	Buildings and		Accumulated	Capitalized	Latest Income
Description	Land	to Acquisition	Improvements	Improvements	Total	Depreciation	or Acquired	Statement

Dade County
Double Front Load Warehouse	972	6,511	2,074	5,409	7,483	2,791	1993	3 to 40 years
Rail Warehouses	1,853	13,138	3,926	11,065	14,991	5,518	1988	3 to 40 years
Office/Showroom/Warehouses	2,328	18,846	5,788	15,386	21,174	8,957	1988	3 to 40 years
Office Building	655	8,493	655	8,493	9,148	1,543	2000	3 to 40 years
Office/Warehouses	10,260	47,791	16,123	41,928	58,051	11,220	1990	3 to 40 years
Front Load Warehouses	4,092	23,784	8,764	19,112	27,876	9,781	1991	3 to 40 years
Office/Service Center	344	2,973	873	2,444	3,317	1,091	1994	3 to 40 years
Transit (Retail) Warehouse	439	5,729	840	5,328	6,168	986	various	3 to 40 years
Land w/ Infrastructure	13,533	1,364	14,141	756	14,897	816	various	3 to 40 years
Unimproved Land & Misc. Assets	12,991	5	12,996	—	12,996	1	various	3 to 40 years

Orange County
Office Buildings	6,524	64,464	6,862	64,126	70,988	12,635	1998	3 to 40 years
Office/Showroom/Warehouses	1,261	9,386	1,358	9,289	10,647	3,795	1998	3 to 40 years
Land w/ Infrastructure	1,710	365	1,956	119	2,075	63	1995	3 to 40 years
Unimproved Land & Misc. Assets	15,486	—	15,486	—	15,486	—	1999	3 to 40 years

TOTALS	121,091	406,402	165,171	362,322	527,493	125,757

Notes:

(A)  The aggregate cost of real estate owned at December 31, 2003 for federal income tax purposes is approximately $515,980. This amount includes reinvested gains of $65.9 million.

(B)  Reconciliation of real estate owned (dollars in thousands):

	2003	2002	2001

Balance at beginning of year	498,319	519,775	477,299
Amounts capitalized	49,724	19,620	55,955
Amounts retired or adjusted	(20,550)	(41,076)	(13,479)

Balance at close of period	527,493	498,319	519,775

(C)  Reconciliation of accumulated depreciation (dollars in thousands):

Balance at beginning of year	105,214	86,848	68,647
Depreciation expense	21,472	19,872	19,670
Amounts retired or adjusted	(929)	(1,506)	(1,469)

Balance at close of period	125,757	105,214	86,848

(D)  Certain amounts shown in Schedule III have been reclassified to conform to 2003’s presentation.

(E)  Reconciliation of real estate owned to Note 5 of the financial statements included in Item 8 of this report:

Note 5 captions	2003

Railroad buildings	11,648
Railroad land & land improvements	6,551
Flagler buildings	350,674
Flagler land & land improvements	158,620

Real estate owned above	527,493