Form 10-Q
period 2004-03-31
FLORIDA EAST COAST INDUSTRIES INC
filed 2004-04-29
CIK 740796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______________

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES (X) NO ( )

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 31, 2004

Common Stock-no par value	36,897,706 shares

FLORIDA EAST COAST INDUSTRIES, INC.

PART I

FINANCIAL INFORMATION

INDEX

		Page
		Numbers
Item 1.	Financial Statements

	Consolidated Balance Sheets - March 31, 2004 and December 31, 2003	2

	Consolidated Statements of Income - Three Months Ended March 31, 2004 and 2003	3

	Consolidated Statements of Cash Flows - Three Months Ended March 31, 2004 and 2003	4

	Notes to Consolidated Financial Statements	5-13

Item 2.	Management’s Discussion and Analysis of the Consolidated Financial Condition and Results of Operations

	Comparison of First Quarter 2004 versus First Quarter 2003	14-19

	Changes in Financial Condition, Liquidity and Capital Resources	19-20

	Other Matters	20-22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

	PART II

	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	22-23

Item 5.	Other Information	23-24

Item 6.	Exhibits and Reports on Form 8-K	24

FLORIDA EAST COAST INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31	December 31
	2004	2003
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	133,122	125,057
Accounts receivable (net)	24,698	23,599
Materials and supplies	3,625	1,603
Assets held for sale (Note 10)	7,720	7,474
Deferred income taxes	5,986	5,986
Other current assets	7,389	7,785

Total current assets	182,540	171,504
Properties, Less Accumulated Depreciation	808,245	814,683
Other Assets and Deferred Charges	22,336	22,163

Total Assets	1,013,121	1,008,350

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	27,555	34,027
Income taxes payable	3,484	—
Short-term debt (Note 8)	2,890	2,838
Accrued casualty and other liabilities	1,078	1,815
Other accrued liabilities	22,771	28,018

Total current liabilities	57,778	66,698
Deferred Income Taxes	139,592	135,497
Long-Term Debt, net of current portion (Note 8)	237,563	238,305
Accrued Casualty and Other Liabilities	8,988	9,717
Shareholders’ Equity
Common Stock:	83,568	77,784
Common stock; no par value; 150,000,000 shares authorized; 37,881,708 shares issued and 36,897,706 shares outstanding at March 31, 2004, and 37,701,406 shares issued and 36,717,404 shares outstanding at December 31, 2003

Retained earnings	506,554	499,708
Restricted stock deferred compensation	(6,155)	(4,592)
Treasury stock at cost (984,002 shares)	(14,767)	(14,767)

Total shareholders’ equity	569,200	558,133

Total Liabilities and Shareholders’ Equity	1,013,121	1,008,350

See accompanying notes to consolidated financial statements (unaudited).

FLORIDA EAST COAST INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)
(unaudited)

	Three Months
	Ended March 31
	2004	2003
Operating revenues	71,604	75,760
Operating expenses	(60,925)	(62,407)

Operating profit	10,679	13,353
Interest income	196	114
Interest expense	(3,946)	(4,297)
Other income (Note 7)	2,697	2,251

	(1,053)	(1,932)
Income before income taxes	9,626	11,421
Provision for income taxes	(3,706)	(4,397)

Income from continuing operations	5,920	7,024
Discontinued Operations (Note 3)
Income from operation of discontinued operations (net of taxes)	99	80
Gain (loss) on disposition of discontinued operations (net of taxes)	2,303	(187)

Income (loss) from discontinued operations	2,402	(107)
Net income	8,322	6,917

Earnings Per Share
Income from continuing operations — basic and diluted	0.16	0.19
Gain on disposition of discontinued operations — basic	0.07	—
Gain on disposition of discontinued operations — diluted	0.06	—

Net income — basic	0.23	0.19
Net income — diluted	0.22	0.19
Average shares outstanding – basic	36,578,461	36,487,969
Average shares outstanding – diluted	37,244,258	36,696,988

(Prior year’s results have been reclassified to conform to current year’s presentation, including discontinued operations.)

See accompanying notes to consolidated financial statements (unaudited).

FLORIDA EAST COAST INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months
	Ended March 31
	2004	2003
Cash Flows from Operating Activities
Net income	8,322	6,917
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	13,156	11,860
Gain on disposition of properties	(6,598)	(6,264)
Deferred taxes	4,096	4,474
Other	2,015	681

	20,991	17,668
Changes in operating assets and liabilities:
Accounts receivable	(1,100)	(1,758)
Other current assets	(2,581)	(3,571)
Other assets and deferred charges	(2,123)	(3,147)
Accounts payable	(6,435)	(6,695)
Income taxes payable	3,484	—
Other current liabilities	(1,102)	6,222
Accrued casualty and other long-term liabilities	(1,466)	(357)

	(11,323)	(9,306)
Net cash generated by operating activities	9,668	8,362
Cash Flows from Investing Activities
Purchases of properties	(19,254)	(35,302)
Proceeds from disposition of assets	17,648	14,897

Net cash used in investing activities	(1,606)	(20,405)
Cash Flows from Financing Activities
Payment of mortgage debt	(690)	(643)
Payment of line of credit	—	(44,000)
Payment of dividends	(1,476)	(916)
Proceeds from exercise of options	2,249	640
Other	(80)	(61)

Net cash provided by (used in) financing activities	3	(44,980)
Net Increase (Decrease) in Cash and Cash Equivalents	8,065	(57,023)
Cash and Cash Equivalents at Beginning of Period	125,057	83,872

Cash and Cash Equivalents at End of Period	133,122	26,849

Supplemental Disclosure of Cash Flow Information
Cash paid for income tax	1,200	—

Cash paid for interest	4,357	4,564

See accompanying notes to consolidated financial statements (unaudited).

FLORIDA EAST COAST INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. General

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all accruals and adjustments considered necessary to present fairly the Company’s financial position as of March 31, 2004 and December 31, 2003, and the results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003. Results for interim periods are not necessarily indicative of the results to be expected for the year. The consolidated balance sheet as of December 31, 2003 included herein has been derived from the Company’s audited consolidated financial statements for the year ended December 31, 2003. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

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

	Three Months
	Ended March 31
(dollars in thousands)	2004	2003
Summary of Operating Results of Discontinued Operations
Trucking revenues	—	—
Trucking expenses	—	(259)

Income before income taxes	—	259
Income tax expense	—	(100)

Income from operation of discontinued operations	—	159

Loss on disposition of discontinued operations, net of taxes of $118 for the three months ended March 31, 2003.	—	(187)

As a result of the discontinuance, certain liabilities were accrued related to this exit plan. A roll-forward of the liabilities through March 31, 2004 is as follows:

	Employee
	Severance	Tractor/Trailer
(dollars in thousands)	Costs	Disposition Costs	Other	Totals
Accruals @ 12/31/03	104	—	8	112
Additions & adjustments*	—	—	—	—
Utilization	(56)	—	(8)	(64)

Ending balance @ 3/31/04**	48	—	—	48

*-Any additions and adjustments to the liabilities that resulted from changes in estimates or final determinations are accounted for as gain or loss on disposition of discontinued operations on the consolidated financial statements.

**-These amounts are included in Railway’s liabilities as of March 31, 2004.

Real Estate

In accordance with SFAS 144, components of Flagler that meet certain criteria have been accounted for as discontinued operations. Therefore, income or loss attributable to the operations and sale of the components classified as discontinued operations are presented in the statement of income as discontinued operations, net of applicable income taxes.

Discontinued operations include the gain on the sale and the related operations of an office building in 2004, and the operations from the sale of an industrial building and Flagler’s 50% interest in three buildings held in partnership with Duke Realty during 2003.

	Three Months
	Ended March 31
(dollars in thousands)	2004	2003
Summary of Operating Results of Discontinued Operations
Flagler realty rental revenues	370	505
Flagler realty rental expenses	208	611

Operating income (loss)	162	(106)

Interest income	—	43

Income (loss) before income taxes	162	(63)
Income tax (expense) benefit	(63)	24

Income (loss) from discontinued operations	99	(39)

Gain on disposition of discontinued operations, net of taxes of $1,446 for the three months ended March 31, 2004.	2,303	—

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

	Three Months
	Ended March 31
(dollars in thousands)	2004	2003
Summary of Operating Results of Discontinued Operations
EPIK revenues	—	—
EPIK expenses	—	65

Operating loss	—	(65)
Other income	—	—

Loss before income taxes	—	(65)
Income tax benefit	—	25

Loss from discontinued operations	—	(40)

At the time of EPIK’s sale, the Company accrued certain liabilities (primarily employee severance) related to the sale. A roll-forward of the liabilities through March 31, 2004 is as follows:

	Employee
	Severance
(dollars in thousands)	Costs	Other	Totals
Accruals @ 12/31/03	577	—	577
Additions & Adjustments**	—	—	—
Utilization	(100)	—	(100)

Ending Balance @ 3/31/04	477	—	477

**-Any additions and adjustments to the liabilities that resulted from changes in estimates or final determinations are accounted for as gain or loss on disposition of discontinued operations on the consolidated financial statements.

Also, FECI is a guarantor on certain leases (primarily office space) and could be contingently liable if EPIK were to default on certain lease obligations. Estimates for these guarantees were approximately $2.5 million at the time of the sale. These amounts could be subject to change in subsequent periods and are estimated to be $0.9 million at March 31, 2004.

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

FECR is one of several PRPs alleged to have contributed to the environmental contamination at and near the Miami International Airport (MIA) in a lawsuit filed on or about April 11, 2001 by Miami-Dade County in the Miami-Dade County 11th Judicial Circuit Court. In regard to FECR, Miami-Dade County generally alleges that FECR is or was the owner of sites at or near MIA and that the past acts of an FECR lessee or others contaminated the soil and/or groundwater at those sites, which allegedly impacted MIA property. The County generally seeks damages for past and future remediation costs relating to MIA’s property. The lawsuit was not served on FECR; however, in January 2003 FECR in conjunction with a cooperating parties group made up of named PRPs filed a Notice of Appearance with the court. At the request of those in the cooperating parties group and Miami-Dade County, the court issued an order staying all proceedings for 120 days while the parties worked to resolve the matter without further litigation. Successive orders extending the stay have been issued by the court and FECR has continued during that time to work toward resolving this matter. The Company does not currently possess sufficient information to reasonably estimate the amount of remediation liability, if any, it may have in regard to this matter. While the ultimate results of the claim against FECR cannot be predicted with certainty, based on information presently available, management does not expect that resolution of this matter will have a material adverse effect on the Company’s financial position, liquidity or results of operations.

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

On February 24, 2004, the Broward County Commission approved the negotiated termination of a long-term ground lease between the County and the Company. This termination agreement was subsequently executed and the transaction closed on March 15, 2004.

The ground lease covered 97 acres owned in fee by Broward County at Port Everglades, which is located near Fort Lauderdale, Florida. The County and the Company have now terminated the entire lease. In consideration for the early termination, the Company (a) conveyed title to certain land improvements and a warehouse on the leased property and (b) paid to Broward County $5.4 million reduced by additional rental payments made by the Company from November 2003 until closing and some other minor adjustments, the net additional payment being $3.7 million. During the third quarter of 2003, the Company recorded a charge of $16.4 million ($10.1 million after tax), reflecting management’s estimate of the cost of terminating the ground lease. Management believes its estimate is reasonable given currently applicable facts and circumstances.

Under the original ground lease, the Company was obligated under a related agreement between the County, the City of Hollywood and the Company to make minimum annual payments of $0.2 million in-lieu-of taxes to the City of Hollywood through the lease term (the amount of the payment is based on the extent of improvements on the leased property). In connection with the termination of the ground lease, the Company has indemnified the County from claims by the City (including defense costs) against the County relating to the City’s entitlement to the payments in-lieu-of taxes and has secured that indemnification with a letter of credit in the amount of $8.8 million. A dispute exists between the Company and the City regarding the effects of the termination of the lease on the in-lieu-of-tax payment obligations. The Company contends that the City is not entitled to further payments upon termination and the City contends it is entitled to a lump sum payment of $10 million upon termination. The Company intends to defend against this claim vigorously. In future periods, the Company may record adjustments to its reserves based on the outcome of the dispute with the City.

Note 5. Earnings Per Share

The diluted weighted-average number of shares includes the net shares that would be issued upon the exercise of “in-the-money” stock options using the treasury stock method. Applying the treasury stock method, the “in-the-money” stock options resulted in the dilution of 665,797 shares and 209,019 shares at March 31, 2004 and 2003, respectively. “Out-of-the-money” shares were 1,433,854 shares and 2,237,480 shares at March 31, 2004 and 2003, respectively.

Note 6. Dividends and Stock Repurchase

On February 26, 2004, the Company declared a dividend of $.040 per share on all issued and outstanding common stock, payable March 25, 2004 to shareholders of record March 11, 2004. The determination of the amount of future cash dividends, if any, to be declared and paid by the Company will depend upon, among other things, the Company’s financial condition, funds from operations, level of capital expenditures, future business prospects and other factors deemed relevant by the Board of Directors. In addition, on August 28, 2003, the Board of Directors authorized the expenditure of up to $75 million to repurchase the Company’s outstanding common stock through a program of open market purchases and privately negotiated transactions. At March 31, 2004, $2.9 million of stock had been repurchased through this program.

Note 7. Other Income

	Three Months
	Ended March 31
(dollars in thousands)	2004	2003
Pipe & wire crossings/signboards	1,029	761
Fiber lease income	1,692	1,645
Other (net)	(24)	(155)

	2,697	2,251

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

Note 8. Debt

At March 31, 2004, the Company had a $200 million revolving credit agreement with certain financial institutions, for which the Company presently pays (quarterly) commitment fees, as applicable under the agreement, at a range of 20-50 basis points. The borrowings under the credit agreement are secured by the capital securities of FECR. The Company’s revolving credit agreement contains various covenants which, among other things, require the maintenance of certain financial ratios related to fixed charge coverage and maximum leverage; establish minimum levels of net worth; establish limitations on indebtedness, certain types of payments, including dividends, liens and investments; and limit the use of proceeds of asset sales. Some of the above covenants provide specific exclusion of certain financing and investing activities at Flagler. The Company believes the most restrictive of such ratios is the Group Debt/EBITDA ratio (as defined in the Credit Facility Agreement). The Credit Facility Agreement provides that at March 31, 2004, the Company’s Group Debt/EBITDA ratio shall be no greater than 2.50. At March 31, 2004, the Company’s actual Group Debt/EBITDA ratio was 0.01. Pursuant to the Credit Facility Agreement, the required Group Debt/EBITDA ratio is 2.50 from January 1, 2004 to March 31, 2005, all as more particularly set forth in the Credit Facility Agreement. Although no assurances can be given as to the Company’s future compliance with the Group Debt/EBITDA ratio covenant or other financial covenants, the Company has complied with the terms of the Credit Facility Agreement in the past and expects to continue to comply with them in the future.

Borrowings under the credit agreement bear interest at variable rates linked to the LIBOR Index. Interest on borrowings is due and payable on the “rollover date” for each draw. Outstanding borrowings can be paid at any time by the borrower, or at the conclusion of the facility’s term. On February 7, 2003, the Company extended its revolving bank credit facility for an additional year to March 31, 2005. In tandem with the extension, the Company and its banks made amendments to the facility that included a reduction in the aggregate amount of the commitments from $300 million to $200 million, the elimination of the Global Debt to EBITDA covenant, which included the results of EPIK, an increase in the stock repurchase and special dividend limit to $150 million (which may be increased in 2004 to $200 million if certain financial ratio tests are met), an increase in the non-recourse mortgage financing limit from $250 million to $325 million, and other miscellaneous modifications. At March 31, 2004, there were no borrowings outstanding under the facility.

During 2001, Flagler issued $247 million of mortgage notes with $160 million due July 1, 2011 and $87 million due October 1, 2008. At March 31, 2004, $240.5 million was outstanding on these notes. These notes are collateralized by certain buildings and properties of Flagler. Blended interest and principal repayment on the notes is payable monthly based on a fixed 7.39% and 6.95% weighted-average interest rate, respectively, for each note offering, on the outstanding principal amount of the mortgage notes and assuming a thirty-year amortization period. The net proceeds in 2001 were used to repay existing indebtedness under the Company’s revolving credit facility. At March 31, 2004, the Company considers the estimated fair market value of the mortgage notes to be $273.2 million.

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

In a transaction (the “Transaction”) initiated at the request of the Board of Directors, the Company cancelled vested, in-the-money stock options (the “Options”) to acquire 144,000 shares of the Company’s common stock held by the Company’s Chief Executive Officer (“CEO”). The embedded value of the Options (fair market value less strike price) was $2 million. The embedded value, less applicable tax withholding, was paid in common stock. The CEO was issued 36,407 shares (valued at $35.06, which was the closing price on February 27, 2004). The stock, together with applicable withholdings, represents the pre-tax embedded value. Because the original stock option award was cancelled and the Company replaced this award with FECI common stock, in accordance with FASB Interpretation No. 44, the Company was required to recognize compensation expense in the amount of $2 million with respect to the Transaction. The Board recognized the need for the CEO to address the near-term maturity of the Options and preferred that he do so without the current market sale of 144,000 shares and that he also increase his outright ownership in the Company. As a part of this arrangement, the CEO has agreed, by the conclusion of 2005, to accumulate and maintain a position of outright ownership in the Company’s stock of at least 75,000 shares.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), to stock-based employee compensation:

	Three Months
	Ended March 31
(dollars in thousands, except per share amounts)	2004	2003
Net income — as reported	8,322	6,917
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all stock option awards, net of related tax effects	(190)	(558)

Pro forma net income	8,132	6,359

Earnings per share:
Basic — as reported	0.23	0.19
Basic — pro forma	0.22	0.17
Diluted — as reported	0.22	0.19
Diluted — pro forma	0.22	0.17

Note 10. Realty Land Sales and Associated Cost

In accordance with Statement of Financial Accounting Standard No. 66, “Accounting for Sale of Real Estate,” revenue for realty land sales is recognized upon the closing of sales contracts and when collection of the sales proceeds is assured. During the current period, all sales proceeds were received in cash at closing.

The book basis of pending building and land sales is classified as “assets held for sale” in the Consolidated Balance Sheets when a sale is considered probable and expected to close within one year (i.e., a sales contract is executed and significant non-refundable monies are provided by the buyer.) Not all building and land sales, particularly less significant dispositions, meet the criteria described above. At March 31, 2004, a large land parcel is included in this category.

The Company capitalizes all infrastructure costs (including costs of infrastructure assets deeded to governmental authorities) into the basis of the properties benefiting from such infrastructure and allocates these costs to individual parcels on a relative fair value basis as required by Statement of Financial Accounting Standard No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.”

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

Information by industry segment:

	Three Months
	Ended March 31
(dollars in thousands)	2004	2003
Operating Revenues
Railway operations	48,557	44,271
Realty:
Flagler realty rental and services	17,197	15,845
Flagler realty sales	4,031	12,259
Other rental	802	747
Other sales	1,017	2,638

Total realty	23,047	31,489

Total revenues*	71,604	75,760
Operating Expenses
Railway operations	37,450	35,440
Realty:
Flagler realty rental and services	15,469	14,324
Flagler realty sales	2,199	8,633
Other rental	827	1,094

Total realty	18,495	24,051
Corporate general & administrative	4,980	2,916

Total expenses*	60,925	62,407
Operating Profit (Loss)
Railway operations	11,107	8,831
Realty	4,552	7,438
Corporate general & administrative	(4,980)	(2,916)

Operating profit	10,679	13,353
Interest income	196	114
Interest expense	(3,946)	(4,297)
Other income	2,697	2,251

	(1,053)	(1,932)
Income before income taxes	9,626	11,421
Provision for income taxes	(3,706)	(4,397)

Income from continuing operations	5,920	7,024
Discontinued Operations
Income from discontinued operations (net of taxes)	99	80
Gain (loss) on disposition of discontinued operations (net of taxes)	2,303	(187)

Net Income	8,322	6,917

(Prior year’s results have been reclassified to conform to current year’s presentation, including discontinued operations.)

*-For the years presented, there are no intersegment revenues and expenses.

Note 12. The St. Joe Company

St. Joe Company and affiliates provided certain real estate services to the Company under service agreements, which expired in October 2003. These services included property management, development management and construction coordination and leasing services. Flagler now has operational responsibility for these services. However, Codina, a St. Joe affiliate, continues to provide development and leasing services at Flagler’s South Florida properties. Amounts paid to St. Joe and affiliates for these services for the three months ended March 31, 2004 and 2003, respectively, were as follows: property management services of $0 million and $0.7 million, development fees of $0.2 million and $0 million, construction coordination fees of $0 million and $0.1 million and leasing commissions of $0.1 million and $0.8 million.

Item 2.

Management’s Discussion and Analysis of the Consolidated
Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include the Company’s present expectations or beliefs concerning future events. These statements may be identified by the use of words like “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could,” and other expressions that indicate future events and trends. Such forward-looking statements may include, without limitation, statements that the Company does not expect that lawsuits, review of open tax years by the IRS, environmental costs, commitments, including future contractual obligations, contingent liabilities, financing availability, labor negotiations or other matters will have a material adverse effect on its consolidated financial condition, statements concerning future capital needs and sources of such capital funding, statements concerning future intentions with respect to the payment of dividends, execution of a share repurchase program and other potential capital distributions, number of shares to be repurchased, availability of cash to fund the stock repurchase, future growth potential of the Company’s lines of business, performance of the Company’s product offerings, other similar expressions concerning matters that are not historical facts, and projections relating to the Company’s financial results. The Company cautions that such statements are necessarily based on certain assumptions, which are subject to risks and uncertainties that could cause actual results to materially differ from those contained in these forward-looking statements. Important factors that could cause such differences include, but are not limited to, the changing general economic conditions (particularly in the state of Florida, the southeast US and the Caribbean) as they relate to economically sensitive products in freight service and building rental activities; ability to manage through economic recessions or downturns in customers’ business cycles; industry competition; possible future changes in the Company’s structure, lines of business, business and investment strategies, and related implementation; legislative or regulatory changes; technological changes; volatility of fuel prices (including volatility caused by military actions); changes in depreciation rates resulting from future railway right-of-way and equipment life studies; changes in the ability of the Company to complete its financing plans, changes in interest rates, settle future contractual obligations as estimated in time and amount and conclude labor negotiations in a satisfactory way; changes in insurance markets, including increases in insurance premiums and deductibles; the availability and costs of attracting and retaining qualified independent third party contractors; liability for environmental remediation and changes in environmental laws and regulations; the ultimate outcome of environmental investigations or proceedings and other types of claims and litigation; natural events such as weather conditions, floods, earthquakes and forest fires; discretionary government decisions affecting the use of land and delays resulting from weather conditions and other natural occurrences that may affect construction or cause damage to assets; the ability of buyers to terminate contracts to purchase real estate from the Company prior to the expiration of inspection periods; failure or inability of third parties to fulfill their commitments or to perform their obligations under agreements; costs and availability of land and construction materials; buyers’ inability or unwillingness to close transactions, particularly where buyers only forfeit deposits upon failure to close; the inability of the Company to resolve or successfully defend litigation, including the claims asserted by the City of Hollywood; the Company’s future taxable income and other factors that may affect the availability and timing of utilization of the Company’s deferred tax assets; uncertainties, changes or litigation related to tax laws, regulations and the application thereof that could limit the tax benefits of the EPIK sale or of other possible transactions involving the Company; ability of the Company to execute and complete a share repurchase program; the Company’s ability to pay dividends, repurchase shares or to make other distributions to shareholders; and other risks inherent in the real estate and other businesses of the Company.

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

Results of Operations

Consolidated Results
First Quarter

FECI reported consolidated revenues of $71.6 million for the first quarter of 2004 compared to $75.8 million in the first quarter of 2003, a decrease of 5.5%. The Company reported income from continuing operations of $5.9 million and $7.0 million for the quarters ended March 31, 2004 and 2003, respectively. Consolidated revenues decreased in 2004 by $4.2 million due to decreased land sales ($9.8 million) in 2004 (the decrease primarily results from the sale of a large parcel at Flagler Center in 2003) offset by improved revenues at FECR ($4.3 million) and from Flagler’s realty rental and services’ revenue ($1.4 million). 2004 income from continuing operations decreased by $1.1 million compared to 2003, primarily as the result of the above-mentioned revenue net decrease plus an increase ($2.1 million) in corporate general and administrative expenses (specifically stock-based compensation costs) for the quarter. The Company reported net income of $8.3 million, or $0.22 per diluted share, compared with net income of $6.9 million, or $0.19 per diluted share, in the first quarter of 2003. Net income for 2004 included a gain on disposition of $2.3 million related to the sale of a building in March 2004.

Railway
First Quarter

FECR’s traffic volume and revenues for the three months ended March 31, 2004 and 2003, respectively, are shown below. Also, FECR’s quarterly operating expenses are presented below.

TRAFFIC
Three Months Ended March 31
(dollars and units in thousands)

	2004	2003	Percent	2004	2003	Percent
Commodity	Units	Units	Variance	Revenues	Revenues	Variance
Rail Carloads
Crushed stone (aggregate)	32.3	28.9	11.8	15,109	12,724	18.7
Construction materials	1.3	1.3	—	800	736	8.7
Vehicles	6.1	6.2	(1.6)	4,708	4,887	(3.7)
Foodstuffs & kindred	3.0	3.0	—	2,306	2,153	7.1
Chemicals & distillants	1.0	0.9	11.1	1,124	969	16.0
Paper & lumber	1.3	2.1	(38.1)	1,376	2,050	(32.9)
Other	4.2	4.2	—	2,531	2,437	3.9

Total carload	49.2	46.6	5.6	27,954	25,956	7.7
Intermodal	64.9	62.2	4.3	19,643	17,416	12.8

Total freight units/revenues	114.1	108.8	4.9	47,597	43,372	9.7

Ancillary revenue	—	—	—	960	899	6.8

(Prior year’s results have been reclassified to conform to current year’s presentation. Previously, drayage revenues were shown separately but are now classified for all periods in intermodal revenues, given their integrated relationship.)

RAILWAY OPERATING EXPENSES

	THREE MONTHS
	ENDED MARCH 31
(dollars in thousands)	2004	2003
Compensation & benefits	13,363	13,056
Fuel	3,713	3,573
Equipment rents (net)	830	758
Car hire (net)	(308)	(271)
Depreciation	5,022	4,844
Purchased services	2,483	2,274
Repairs to/by others (net)	(554)	(518)
Load/unload	1,930	1,780
Casualty & insurance	1,497	1,485
Property taxes	1,431	1,244
Materials	2,784	2,305
General & administrative expenses	2,521	2,662
Outside contractor delivery costs	2,195	1,646
Other	543	602

Total operating expenses	37,450	35,440

(Prior year’s results have been reclassified to conform to current year’s presentation. Previously, drayage expenses were shown separately but are now classified for all periods in their related natural category expense item.)

FECR’s management team continued its focus on improving profitability during the first quarter 2004. Carload revenues increased $2.0 million in first quarter 2004 over 2003, an increase of 7.7%. FECR continues to transport record levels of aggregate business, increasing revenues 18.7% or $2.4 million in 2004 over first quarter 2003. Foodstuff and kindred revenues increased $0.2 million or 7.1% in first quarter 2004 over 2003 due to additional production from one key customer. After several years of decline in intermodal revenue, the first quarter of 2004 continued to show growth as the third consecutive quarter with year-to-year growth, with the first quarter having $19.6 million in revenue, an increase of $2.2 million or 12.8%. Leading the way was a resurgence in the parcel/LTL and domestic truckload segments, new customers, improved pricing, as well as continued strength on the “Hurricane Train” service, an Atlanta-based intermodal service introduced in 2001. During second quarter 2003, south- and northbound moves, which had been priced separately for a certain interchange carrier, were combined under a single unit move. This pricing change is reflected in first quarter 2004’s intermodal revenues and units as a single unit move. In the first quarter 2004, FECR, in conjunction with CSX, announced the “Nighthawk,” a new intermodal service from North Bergen, NJ and Baltimore, MD to Miami. This service extends FECR’s reach by partnering with its connecting carriers in these important transportation corridors.

Operating expenses increased $2.0 million in the first quarter of 2004 over 2003. Labor expenses increased $0.3 million due to general wage increases and increased costs of health care. Outside contractor delivery costs to move product from the customers’ facilities to the rail ramp increased $0.5 million in first quarter of 2004 due to higher volumes. Materials and supplies increased $0.5 million due to additional repairs to the locomotives, freight cars and cranes. Depreciation increased $0.2 million in 2004.

FECR forward purchases fuel to manage the risk of fuel price increases. As of March 31, 2004, FECR had forward purchase contracts of 3.8 million gallons for delivery from April 2004 to February 2005, for an average purchase price of $0.7611 per gallon before taxes and freight. This represents 27% of the estimated consumption for the remainder of 2004, at an average purchase price of $0.7514 and represents 18% of the estimated consumption for the first two months of 2005, for an average purchase price of $0.8250.

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

Realty
First Quarter

REALTY SEGMENT REVENUES

	Three Months
	Ended March 31
(dollars in thousands)	2004	2003
Rental revenues — Flagler	14,456	12,960
Rental income — straight-line rent adjustments	1,106	1,066
Operating expense recoveries	1,116	1,216
Rental revenues — undeveloped land	218	302
Equity pickups	—	62
Other rental revenues	301	239

Total rental revenue — Flagler properties	17,197	15,845
Realty revenues — other realty operations	802	747

Total rental revenues	17,999	16,592
Building and land sales — Flagler	4,031	12,259
Building and land sales — other realty operations	1,017	2,638

Total building and land sales revenues	5,048	14,897

Total realty segment revenues	23,047	31,489

(Prior year’s results have been reclassified to conform to current year’s presentation.)

REALTY SEGMENT EXPENSES

	Three Months
	Ended March 31
(dollars in thousands)	2004	2003
Real estate taxes — developed	2,129	2,109
Repairs & maintenance — recoverable	571	593
Services, utilities, management costs	3,000	2,884

Total expenses subject to recovery — Flagler properties	5,700	5,586
Real estate taxes — Flagler undeveloped land	1,005	994
Repairs & maintenance — non-recoverable	299	150
Depreciation & amortization — Flagler	7,316	5,977
SG&A — non-recoverable — Flagler	1,149	1,617

Total — non-recoverable expenses — Flagler properties	9,769	8,738

Total rental expenses — Flagler properties	15,469	14,324
Real estate taxes — other undeveloped land	64	116
Depreciation & amortization — other	38	10
SG&A — non-recoverable — other	725	968

Total rental expenses — other realty operations	827	1,094

Total rental expenses	16,296	15,418
Realty sales expenses	2,199	8,633

Total operating expenses	18,495	24,051

(Prior year’s results have been reclassified to conform to current year’s presentation.)

Results from Continuing Operations

Flagler’s rental revenues increased $1.4 million or 8.5% from $15.8 million in 2003 to $17.2 million in 2004. Revenues from operating properties increased $1.5 million. Same store occupancy increased to 88% at first quarter-end 2004, compared to 2003 quarter-end occupancy of 85%. Same store revenues increased $0.9 million over the prior year, which includes the impact of a $0.4 million net termination fee received in 2004. Revenues generated by properties acquired in 2003 increased $0.2 million. Deerwood North 300, which opened in January 2004, contributed an additional $0.3 million in “new store” revenue in 2004.

Flagler held 59 finished buildings with 6.5 million square feet and occupancy of 89% at March 31, 2004. Same store properties include 5.9 million square feet and 88% occupancy at quarter-end 2004, compared to 85% at quarter-end 2003. Flagler has seven projects with 1,057,000 sq. ft. in various stages of development (113,000 sq. ft. in the lease-up phase; 490,000 sq. ft. under construction; 454,000 sq. ft. in pre-development) at quarter end. Projects under construction include a 239,000-sq. ft. build-to-suit.

Flagler’s sales revenue decreased from $12.3 million in 2003 to $4.0 million in 2004. First quarter of 2003 included the sale of the Baptist Hospital site in Flagler Center for $9.5 million. Other sales decreased $1.6 million quarter-over-quarter due to decreased land sales activity at FECR.

Flagler’s operating expenses increased $1.2 million or 8.0% from $14.3 million to $15.5 million year-over-year. Repairs and maintenance increased $0.2 million mainly associated with building repair work at Flagler Station. Depreciation and amortization expense increased $1.3 million in 2004 (same store — $0.8 million, new in 2003 — $0.1 million, Deerwood North 300 — $0.1 million, corporate — $0.3 million). The increase in same store depreciation and amortization includes a $1.4 million write-off of net book value related to the renovation of Flagler’s Class “A” office properties at duPont Center in Jacksonville, FL. Overhead expenses decreased by $0.4 million during 2004. Other rental expenses decreased from $1.1 million in first quarter 2003 to $0.8 million in first quarter 2004 due to reduced expenses associated with the Port Everglades land lease.

Flagler’s cost of land sales decreased $6.4 million from $8.6 million to $2.2 million due to related land sale activity.

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

Discontinued operations include the operations of an industrial building sold in 2003, and Flagler’s 50% interest in three buildings held in partnership with Duke Realty during 2003. On March 31, 2004, Flagler sold a 60,000-sq. ft. build-to-suit office building for $12.6 million for a pre-tax gain of $3.7 million, or $2.3 million, net of applicable taxes. The operating results of these properties, as well as the gain on sale are included in discontinued operations for all periods presented.

	Three Months
	Ended March 31
(dollars in thousands)	2004	2003
Summary of Operating Results of Discontinued Operations
Flagler realty rental revenues	370	505
Flagler realty rental expenses	208	611

Operating income (loss)	162	(106)

Interest income	—	43

Income (loss) before income taxes	162	(63)
Income tax (expense) benefit	(63)	24

Income (loss) from discontinued operations	99	(39)

Gain on disposition of discontinued operations, net of taxes of $1,446 for the three months ended March 31, 2004.	2,303	—

Corporate Expenses

Corporate general and administrative expenses were $5.0 million and $2.9 million for the first quarters of 2004 and 2003, respectively. Increases primarily relate to costs associated with increased stock compensation expense. In a transaction (the “Transaction”) initiated at the request of the Board of

Directors, the Company cancelled vested, in-the-money stock options (the “Options”) to acquire 144,000 shares of the Company’s common stock held by the Company’s Chief Executive Officer (“CEO”). The embedded value of the Options (fair market value less strike price) was $2 million. The embedded value, less applicable tax withholding, was paid in common stock. The CEO was issued 36,407 shares (valued at $35.06, which was the closing price on February 27, 2004). The stock, together with applicable withholdings, represents the pre-tax embedded value. Because the original stock option award was cancelled and the Company replaced this award with FECI common stock, in accordance with FASB Interpretation No. 44, the Company was required to recognize compensation expense in the amount of $2 million with respect to the Transaction. The Board recognized the need for the CEO to address the near-term maturity of the Options and preferred that he do so without the current market sale of 144,000 shares and that he also increase his outright ownership in the Company. As a part of this arrangement, the CEO has agreed, by the conclusion of 2005, to accumulate and maintain a position of outright ownership in the Company’s stock of at least 75,000 shares.

Interest Expense

Interest expense for the quarter was $3.9 million compared to $4.3 million in the first quarter of 2003. The lower interest expense resulted primarily from no borrowings on the revolver during 2004.

Other Income

Other income was $2.7 million and $2.3 million for the first quarters of 2004 and 2003, respectively. The quarter-over-quarter increase resulted from additional utility crossing agreements.

Income Tax

Income tax expenses represent an effective rate of 38.5% for the first quarters 2004 and 2003, respectively.

Financial Condition, Liquidity and Capital Resources

Net cash generated by operating activities was $9.7 million and $8.4 million in the three months ended March 31, 2004 and 2003, respectively. The year-to-year fluctuation in net cash generated by operating activities primarily reflects increased net income and depreciation offset by normal changes in operating assets and liabilities.

During the three months ended March 31, 2004 and 2003, respectively, the Company invested approximately $13 million and $32 million at Flagler. 2003 included the purchase of three buildings previously held in a joint partnership for $23.3 million. For the three months ended March 31, 2004 and 2003, the Company’s capital investments at FECR were approximately $6 million and $3 million.

Proceeds from disposition of assets were $17.6 million and $14.9 million for the quarters ended March 31, 2004 and 2003, respectively. The majority of these proceeds were from the sale of a building and a large parcel of land by Flagler in the quarters, respectively.

Net cash used in financing activities was $45.0 million for the quarter ended March 31, 2003. Financing activities for the quarter ended March 31, 2004 provided minimal cash. Finance activities during 2003 included, primarily, repayments ($44.0 million) for borrowings on the line of credit.

At March 31, 2004, the Company had a $200 million revolving credit agreement with certain financial institutions, for which the Company presently pays (quarterly) commitment fees, as applicable under the agreement, at a range of 20-50 basis points. The borrowings under the credit agreement are secured by the capital securities of FECR. The Company’s revolving credit agreement contains various covenants which, among other things, require the maintenance of certain financial ratios related to fixed charge coverage and maximum leverage; establish minimum levels of net worth; establish limitations on indebtedness, certain types of payments, including dividends, liens and investments; and limit the use of proceeds of asset sales. Some of the above covenants provide specific exclusion of certain financing and investing activities at Flagler. The Company believes the most restrictive of such ratios is the Group Debt/EBITDA ratio (as defined in the Credit Facility Agreement). The Credit Facility Agreement provides that at March 31, 2004, the Company’s Group Debt/EBITDA ratio shall be no greater than 2.50. At March 31, 2004, the Company’s actual Group Debt/EBITDA ratio was 0.01. Pursuant to the Credit Facility Agreement, the required Group Debt/EBITDA ratio is 2.50 from January 1, 2004 to March 31, 2005, all as more particularly set forth in the Credit Facility Agreement. Although no assurances can be given as to the Company’s future compliance with the Group Debt/EBITDA ratio covenant or other financial covenants, the Company has complied with the terms of the Credit Facility Agreement in the past and expects to continue to comply with them in the future.

Borrowings under the credit agreement bear interest at variable rates linked to the LIBOR Index. Interest on borrowings is due and payable on the “rollover date” for each draw. Outstanding borrowings can be paid at any time by the borrower, or at the conclusion of the facility’s term. On February 7, 2003, the Company extended its revolving bank credit facility for an additional year to March 31, 2005. In tandem with the extension, the Company and its banks made amendments to the facility that included a reduction in the aggregate amount of the commitments from $300 million to $200 million, the elimination of the Global Debt to EBITDA covenant, which included the results of EPIK, an increase in the stock repurchase and special dividend limit to $150 million (which may be increased in 2004 to $200 million if certain financial ratio tests are met), an increase in the non-recourse mortgage financing limit from $250 million to $325 million, and other miscellaneous modifications. At March 31, 2004, there were no borrowings outstanding under the facility.

During 2001, Flagler issued $247 million of mortgage notes with $160 million due July 1, 2011 and $87 million due October 1, 2008. At March 31, 2004, $240.5 million was outstanding on these notes. These notes are collateralized by certain buildings and properties of Flagler. Blended interest and principal repayment on the notes is payable monthly based on a fixed 7.39% and 6.95% weighted-average interest rate, respectively, for each note offering, on the outstanding principal amount of the mortgage notes and assuming a thirty-year amortization period. The net proceeds in 2001 were used to repay existing indebtedness under the Company’s revolving credit facility. At March 31, 2004, the Company considers the estimated fair market value of the mortgage notes to be $273.2 million.

The Company believes its access to liquidity via cash generated from operations and the existing Credit Agreement and/or external financing will be sufficient to support needs in future years. The Company plans on maintaining a revolving credit facility in support of its general corporate needs. The Company’s current intent is to extend or renew the existing credit agreement before it matures on March 31, 2005.

At March 31, 2004, FECI had $7.4 million of deposits and escrowed funds included in cash and cash equivalents related to pending land sales and potential real estate 1031 like-kind exchanges.

OTHER MATTERS

Critical Accounting Policies

The Company has reviewed its accounting policies to identify those that are very important to the portrayal of the Company’s financial condition and results, and that require management’s most difficult, subjective or complex judgments (the Critical Accounting Policies). The Company has determined that its accounting policies governing impairment of long-lived assets, income tax provisions, realty rental revenue recognition, real estate infrastructure costs and contingencies may be considered Critical Accounting Policies.

Impairment of Long-lived Assets — The Company reviews the carrying value of its property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset or asset grouping may not be recoverable from the undiscounted future net cash flows expected to be generated over its remaining useful life. Detecting these events or changes in circumstances can be difficult. At March 31, 2004, management had not identified indicators of an impairment of value for any significant asset group of the Company’s. However, events or changes in circumstances could develop or occur that would cause the Company to evaluate the recovery of its long-lived assets and potentially record an impairment, the amount of which could be material. Assets that are deemed impaired are recorded at the lower of carrying amount or fair value.

Income Tax Provisions — FECI’s net deferred tax liability was $133.6 million at March 31, 2004 and $129.5 million at December 31, 2003, respectively. In 2002, the Company had a federal deferred tax asset of approximately $38 million associated with net operating loss carry forwards. During the course of 2003, all of the federal net operating loss was utilized; however, at December 31, 2003, the Company estimated a $2.0 million alternative minimum tax (AMT) liability for the 2003 tax year that will produce an AMT credit carry forward which is expected to offset future federal tax liabilities. At December 31, 2002, the Company had a state deferred tax asset of approximately $11 million relating to net operating loss carry forwards. This state deferred tax asset was partially utilized during 2003, with approximately $8 million remaining at December 31, 2003. The net deferred tax liability is estimated based on the expected future tax consequences of items recognized in the financial statements. Management must use judgment when estimating the future timing and deductibility of expenses, loss and credit carry forwards in the Company’s tax returns. A valuation allowance is required to be recorded if management expects that it is more likely than not that its deferred tax assets will not be realized. As of March 31, 2004 and December 31, 2003, FECI has no valuation allowance since it expects to realize its deferred tax assets. This expectation is primarily based upon FECI’s expectation that future operations will be sufficiently profitable to utilize the operating loss carry forwards, as well as the existence of various tax, business and other planning strategies available to the Company. However, the Company cannot guarantee that it will realize this tax asset or that future valuation allowances will not be required. Failure to utilize the tax asset could materially affect the Company’s financial results and financial position. Federal tax years through 1999 have been closed with the Internal Revenue Service (IRS). Federal tax years 2000-2002 are currently under review by the IRS. Management believes its income tax provision reserves at March 31, 2004 to be adequate for the settlement, if any, of disputed tax positions taken by the Company for these years. Historically, settlements for disputed tax positions that have effected the total tax provision provided for in the income statement has been primarily interest charges on timing differences between years.

Revenue Recognition — Realty Rental Revenues — Revenues from realty rentals are primarily contractual base rents from leases of commercial property. The Company recognizes revenues from these base rents evenly over the lease term in accordance with SFAS 13, “Accounting for Leases” (SFAS 13). SFAS 13 requires rental income from an operating lease be recognized on a straight-line basis over the non-cancelable lease term. Accordingly, total contractual minimum lease payments, including scheduled rent increases, are recognized as rental revenue evenly over the lease term. Accrued revenues from contractually scheduled rent increases in excess of amounts currently due amounted to $13.5 million at March 31, 2004 and $12.8 million at December 31, 2003, which is reported in other assets. The Company monitors this asset for collection risk and establishes reserves for any amounts deemed not collectible. However, amounts collected in future periods may vary from the Company’s expectations.

Real Estate Infrastructure Costs — The Company periodically constructs road, road structures and general infrastructure related to the development of commercial real estate. Certain of these infrastructure assets may be deeded, upon completion, to applicable governmental authorities. The Company believes these deeded items (e.g., roads) benefit and increase the value of the parcels within and adjacent to the related commercial real estate developments. The Company capitalizes all infrastructure costs (including costs of infrastructure assets deeded to governmental authorities) into the basis of its commercial real estate developments, and allocates these costs to the individual parcels within the park on a relative fair value basis in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (SFAS 67).

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

Contingencies — It is the Company’s policy to reserve for certain contingencies consisting primarily of various claims and lawsuits resulting from its operations. In the opinion of management, appropriate reserves have been made for the estimated liability that may result from disposition of such matters. Management’s opinion and ultimately the reserve recorded in the financial statements are based on known facts and circumstances. In certain circumstances, management uses the services of outside counsel to help evaluate the facts and circumstances and gives consideration to their professional judgment in establishing the appropriate reserve. The ultimate resolution of these contingencies may be for an amount greater or less than the amount estimated by management.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change to the disclosures made under the heading “Quantitative and Qualitative Disclosures about Market Risk” on pages 38 and 39 of the Company’s 2003 Annual Report on Form 10-K.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004.

Changes in Internal Control over Financial Reporting

There were no changes in the Registrant’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a or 15d-15 that occurred during the Registrant’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II

Item 1.

LEGAL PROCEEDINGS

There are no new legal or regulatory proceedings pending or known to be contemplated which, in management’s opinion, are other than normal and incidental to the kinds of businesses conducted by the Company.

Item 2.

CHANGES IN SECURITIES, USE OF PROCEEDS AND
ISSUER PURCHASES OF EQUITY SECURITIES

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

On August 28, 2003, the Board of Directors authorized the expenditure of up to $75 million to repurchase the Company’s outstanding common stock through a program of open market purchases and privately negotiated transactions. The following table sets forth the repurchases (which were zero shares) made during the three months ended March 31, 2004:

			Total Number of	Maximum Amount of
			Shares Purchased as	Value that may yet
			Part of Publicly	be Purchased under
	Total Number of	Average Price	Announced Plans or	the Plans or
	Shares Purchased	Paid Per Share	Programs	Programs
				(000's)
January	—	—	—	$72,083
February	—	—	—	$72,083
March	—	—	—	$72,083

Item 5.

OTHER INFORMATION

Selection of Director Candidates

In May 2003, the Board of Directors of the Company created a Nominating and Corporate Governance Committee. The directors who serve on the Committee are all “independent” for purposes of the New York Stock Exchange listing standards. Among other things, the Committee is responsible for developing a slate of director nominees for full board approval. The Committee’s goal is to assemble a board that brings to the Company a collection of skills and experience, which is qualified to develop and execute the strategy and business of the Company. The Committee oversees an evaluation of current members of the board in light of the needs of the Company’s business and considers the appropriate size of the board. The Committee strives to balance the benefits of continuity of knowledge, skills and experience derived from current board members with periodic injection of new talent and perspectives.

The Committee may utilize a search firm to help identify candidates who meet the qualifications. The Committee may also receive suggestions from other board members and management. Additionally, the Committee considers qualified candidates for directors suggested by shareholders, including nominations made pursuant to the Company’s Articles of Incorporation. Shareholders may suggest qualified candidates for director by writing to the Chair of the Committee or the Corporate Secretary at Florida East Coast Industries, Inc., One Malaga Street, St. Augustine, FL 32084.

Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Report or furnished with this Report.

(b) Reports on Form 8-K

1. On February 11, 2004, under Item 9 on Form 8-K, the Registrant furnished information about the Company’s real estate holdings that were made available in a document entitled “Supplemental Real Estate Information Package” on the Company’s website http://www.feci.com.

2. On February 11, 2004, under Item 12 on Form 8-K, the Registrant furnished information concerning the Company’s results of operations for its fourth quarter and year ended December 31, 2003. A copy of the press release was attached as Exhibit 99 to this report.

3. On February 12, 2004, under Item 9 on Form 8-K, the Registrant furnished information that Mr. Robert W. Anestis, Chairman, President and Chief Executive Officer of Florida East Coast Industries, Inc. would make presentations to various investors at the Deutsche Bank Global Transportation Conference and to Morgan Keegan representatives on February 12 and 13, 2004, highlighting the Company’s consolidated and subsidiaries’ business accomplishments.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLORIDA EAST COAST INDUSTRIES, INC. (Registrant)

Date: April 29, 2004	/s/ Mark A. Leininger Mark A. Leininger, Vice President and Controller

Date: April 29, 2004	/s/ Daniel H. Popky Daniel H. Popky, Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

PAGE
S-K ITEM 601	DOCUMENTS	NUMBERS
3.(i)	Second Amended and Restated Articles of Incorporation	*

3.(ii)	Amended and Restated By-Laws of FECI through February 26, 2004	#

3.(iii)	Amended and Restated Articles of Amendment Relating to Designation of Series A Participating Cumulative Preferred Stock	**

4	Amended and Restated Rights Agreement dated as of September 22, 2003	**

10 (a)	Employment Agreement, Change in Control Agreement and Restricted Stock Agreement dated February 18, 2004 between FECI and Daniel H. Popky	##

10 (b)	Amendment Number Two, made as of February 26, 2004, to the Employment Agreement dated October 30, 1998, as amended on March 6, 2003, between FECI and Robert W. Anestis	###

10 (c)	Representative Amendment, made as of February 26, 2004, to the Employment Agreements dated February 2, 1999 between FECI and certain Executive Officers (Vice Chairman, Executive Vice President Rail Operations and Executive Vice President, General Counsel and Secretary)	####

31.1 — 31.2	Section 302 Certifications

32.1	Section 906 Certification

*Amended and Restated Articles of Incorporation and Amendment and Restated By-Laws of the Registrant, incorporated by reference to Appendices D and E, respectively, to the definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on February 4, 2000 (Registration No. 001-08728).

#This document, as amended through February 26, 2004, is filed as an exhibit to Form 10-Q with the Securities and Exchange Commission on April 29, 2004.

**These documents, dated effective as of September 22, 2003, were filed as exhibits to Form 8-A/A with the Securities and Exchange Commission on September 22, 2003.

##These documents, dated February 18, 2004, are filed as exhibits to Form 10-Q with the Securities and Exchange Commission on April 29, 2004.

###This document, dated February 26, 2004, is filed as an exhibit to Form 10-Q with the Securities and Exchange Commission on April 29, 2004.

####This document, dated February 26, 2004, is filed as an exhibit to Form 10-Q with the Securities and Exchange Commission on April 29, 2004.