Form 10-Q
period 2004-06-30
FLORIDA EAST COAST INDUSTRIES INC
filed 2004-08-09
CIK 740796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES (X) NO (  )

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at June 30, 2004

Common Stock-no par value	36,939,088 shares

FLORIDA EAST COAST INDUSTRIES, INC.

PART I
FINANCIAL INFORMATION
INDEX

Page
Numbers
Item 1. Financial Statements
Consolidated Balance Sheets - June 30, 2004 and December 31, 2003	3
Consolidated Statements of Income - Three Months and Six Months Ended June 30, 2004 and 2003	4
Consolidated Statements of Cash Flows - Six Months Ended June 30, 2004 and 2003	5
Notes to Consolidated Financial Statements	6-15
Item 2. Management’s Discussion and Analysis of the Consolidated Financial Condition and Results of Operations
Comparison of Second Quarter 2004 versus Second Quarter 2003 and Six Months 2004 versus Six Months 2003	16-25
Changes in Financial Condition, Liquidity and Capital Resources	25-26
Other Matters	27-28
Item 3. Quantitative and Qualitative Disclosures about Market Risk	28
Item 4. Controls and Procedures	28
PART II
OTHER INFORMATION
Item 1. Legal Proceedings	29
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	29-30
Item 4. Submission of Matters to a Vote of Security Holders	30
Item 6. Exhibits and Reports on Form 8-K	30-31

FLORIDA EAST COAST INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30	December 31
	2004	2003
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	134,675	125,057
Accounts receivable (net)	27,703	23,599
Materials and supplies	3,480	1,603
Assets held for sale (Note 10)	11,370	7,474
Deferred income taxes	3,676	5,986
Other current assets	6,246	7,785

Total current assets	187,150	171,504
Properties, Less Accumulated Depreciation	820,095	814,683
Other Assets and Deferred Charges	24,180	22,163

Total Assets	1,031,425	1,008,350

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	30,797	34,027
Taxes payable	14,441	1,884
Deferred revenue	7,800	3,000
Short-term debt (Note 8)	2,942	2,838
Accrued casualty and other liabilities	1,198	1,815
Other accrued liabilities	10,525	23,134

Total current liabilities	67,703	66,698
Deferred Income Taxes	138,368	135,497
Long-Term Debt, net of current portion (Note 8)	236,807	238,305
Accrued Casualty and Other Liabilities	9,334	9,717

Shareholders’ Equity
Common Stock:	84,846	77,784
Common stock; no par value; 150,000,000 shares authorized; 37,923,090 shares issued and 36,939,088 shares outstanding at June 30, 2004, and 37,701,406 shares issued and 36,717,404 shares outstanding at December 31, 2003

Retained earnings	514,923	499,708
Restricted stock deferred compensation	(5,789)	(4,592)
Treasury stock at cost (984,002 shares)	(14,767)	(14,767)

Total shareholders’ equity	579,213	558,133

Total Liabilities and Shareholders’ Equity	1,031,425	1,008,350

(Prior year’s results have been reclassified to conform to current year’s presentation.)

See accompanying notes to consolidated financial statements (unaudited).

FLORIDA EAST COAST INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)
(unaudited)

	Three Months		Six Months
	Ended June 30		Ended June 30
	2004	2003	2004	2003
Operating revenues
Railway operations	50,102	45,227	98,659	89,498
Realty rental and services	17,798	16,915	35,615	33,313
Realty sales	2,613	10,228	7,661	25,125

Total revenues	70,513	72,370	141,935	147,936
Operating expenses
Railway operations	37,435	33,999	74,885	69,439
Realty rental and services	15,501	16,513	31,671	31,787
Realty sales	1,918	2,586	4,117	11,219
Corporate general & administrative	3,753	2,981	8,733	5,897

Total expenses	58,607	56,079	119,406	118,342

Operating profit	11,906	16,291	22,529	29,594

Interest income	360	237	556	351
Interest expense	(3,773)	(4,207)	(7,719)	(8,504)
Other income (Note 7)	5,090	2,942	7,787	5,193

	1,677	(1,028)	624	(2,960)

Income before income taxes	13,583	15,263	23,153	26,634
Provision for income taxes	(5,229)	(5,877)	(8,914)	(10,254)

Income from continuing operations	8,354	9,386	14,239	16,380

Discontinued Operations (Note 3)
Income (loss) from operation of discontinued operations (net of taxes)	30	(349)	164	(238)
(Loss) gain on disposition of discontinued operations (net of taxes)	(16)	215	2,287	27

Income (loss) from discontinued operations	14	(134)	2,451	(211)

Net income	8,368	9,252	16,690	16,169

Earnings Per Share
Income from continuing operations – basic	$0.23	$0.26	$0.39	$0.45
Income from continuing operations – diluted	$0.22	$0.26	$0.38	$0.45
Income (loss) from operation of discontinued operations — basic & diluted	—	($0.01)	$0.01	($0.01)
(Loss) gain on disposition of discontinued operations — basic & diluted	—	—	$0.06	—

Net income - basic	$0.23	$0.25	$0.46	$0.44
Net income - diluted	$0.22	$0.25	$0.45	$0.44

Average shares outstanding – basic	36,664,203	36,505,016	36,621,332	36,496,492
Average shares outstanding – diluted	37,388,454	36,800,438	37,316,356	36,748,713

(Prior year’s results have been reclassified to conform to current year’s presentation, including discontinued operations.)

See accompanying notes to consolidated financial statements (unaudited).

FLORIDA EAST COAST INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months
	Ended June 30
	2004	2003
Cash Flows from Operating Activities
Net income	16,690	16,169
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	24,806	24,481
Gain on disposition of properties	(7,268)	(13,906)
Deferred taxes	5,181	10,251
Other	3,278	1,676

	42,687	38,671
Changes in operating assets and liabilities:
Accounts receivable	(4,104)	(1,845)
Other current assets	(1,847)	(3,580)
Other assets and deferred charges	(4,084)	(3,789)
Accounts payable	(3,157)	(4,912)
Taxes payable	12,557	8,690
Income tax refund	—	74,572
Other current liabilities	(3,664)	562
Accrued casualty and other long-term liabilities	(1,000)	(627)

	(5,299)	69,071

Net cash generated by operating activities	37,388	107,742

Cash Flows from Investing Activities
Purchases of properties	(47,676)	(57,109)
Proceeds from disposition of assets	20,261	25,125

Net cash used in investing activities	(27,415)	(31,984)

Cash Flows from Financing Activities
Payment of mortgage debt	(1,394)	(1,297)
Payment of line of credit	—	(53,000)
Payment of dividends	(1,476)	(2,383)
Proceeds from exercise of options	3,135	649
Other	(620)	(83)

Net cash used in financing activities	(355)	(56,114)

Net Increase in Cash and Cash Equivalents	9,618	19,644
Cash and Cash Equivalents at Beginning of Period	125,057	83,872

Cash and Cash Equivalents at End of Period	134,675	103,516

Supplemental Disclosure of Cash Flow Information
Cash paid (received) for income taxes	4,700	(74,551)

Cash paid for interest	8,905	8,996

(Prior year’s results have been reclassified to conform to current year’s presentation.)

See accompanying notes to consolidated financial statements (unaudited).

FLORIDA EAST COAST INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. General

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all accruals and adjustments considered necessary to present fairly the Company’s financial position as of June 30, 2004 and December 31, 2003, and the results of operations and cash flows for the three-month and six-month periods ended June 30, 2004 and 2003. Results for interim periods are not necessarily indicative of the results to be expected for the year. The consolidated balance sheet as of December 31, 2003 included herein has been derived from the Company’s audited consolidated financial statements for the year ended December 31, 2003. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

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

	Three Months		Six Months
	Ended June 30		Ended June 30
(dollars in thousands)	2004	2003	2004	2003
Summary of Operating Results of Discontinued Operations
Trucking revenues	—	—	—	—
Trucking expenses	—	—	—	(259)

Income before income taxes	—	—	—	259
Income tax expense	—	—	—	(100)

Income from operation of discontinued operations	—	—	—	159

Gain on disposition of discontinued operations (net of taxes of $134 for the three months ended June 30, 2003 and $17 for the six months ended June 30, 2003.)	—	215	—	27

As a result of the discontinuance, certain liabilities were accrued related to this exit plan. A roll-forward of the liabilities through June 30, 2004 is as follows:

	Employee
	Severance	Tractor/Trailer
(dollars in thousands)	Costs	Disposition Costs	Other	Totals
Accruals @ 12/31/03**	104	—	8	112
Additions & adjustments*	—	—	—	—
Utilization	(104)	—	(8)	(112)

Ending balance @ 6/30/04**	—	—	—	—

*-Any additions and adjustments to the liabilities that resulted from changes in estimates or final determinations are accounted for as gain or loss on disposition of discontinued operations on the consolidated financial statements.

**-These amounts are included in Railway’s liabilities.

Real Estate

In accordance with SFAS 144, components of Flagler that meet certain criteria have been accounted for as discontinued operations. Therefore, income or loss attributable to the operations and sale of the components classified as discontinued operations are presented in the statement of income as discontinued operations, net of applicable income taxes.

Discontinued operations include the gain on the sale and the related operations of an office building in 2004, the operations of an industrial building held for sale during 2004, as well as the operations of an industrial building and Flagler’s 50% interest in three buildings held in partnership with Duke Realty disposed of during 2003.

	Three Months		Six Months
	Ended June 30		Ended June 30
(dollars in thousands)	2004	2003	2004	2003
Summary of Operating Results of Discontinued Operations
Flagler realty rental revenues	179	535	731	1,234
Flagler realty rental expenses	133	1,103	465	1,858

Operating income (loss)	46	(568)	266	(624)
Interest income	—	—	—	43

Income (loss) before income taxes	46	(568)	266	(581)
Income tax (expense) benefit	(16)	219	(102)	224

Income (loss) from discontinued operations	30	(349)	164	(357)

(Loss) gain on disposition of discontinued operations (net of taxes of $9 for the three months ended June 30, 2004 and $1.4 million for the six months ended June 30, 2004.)	(16)	—	2,287	—

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

	Three Months		Six Months
	Ended June 30		Ended June 30
(dollars in thousands)	2004	2003	2004	2003
Summary of Operating Results of Discontinued Operations
EPIK revenues	—	—	—	—
EPIK expenses	—	—	—	65

Operating loss	—	—	—	(65)
Other income	—	—	—	—

Loss before income taxes	—	—	—	(65)
Income tax benefit	—	—	—	25

Loss from discontinued operations	—	—	—	(40)

At the time of EPIK’s sale, the Company accrued certain liabilities (primarily employee severance) related to the sale. A roll-forward of the liabilities through June 30, 2004 is as follows:

	Employee
	Severance
(dollars in thousands)	Costs	Other	Totals
Accruals @ 12/31/03	577	—	577
Additions & Adjustments**	—	—	—
Utilization	(209)	—	(209)

Ending Balance @ 6/30/04	368	—	368

**-Any additions and adjustments to the liabilities that resulted from changes in estimates or final determinations are accounted for as gain or loss on disposition of discontinued operations on the consolidated financial statements.

Also, FECI is a guarantor on certain leases (primarily office space) and could be contingently liable if EPIK were to default on certain lease obligations. Estimates for these guarantees were approximately $2.5 million at the time of the sale. These amounts could be subject to change in subsequent periods and are estimated to be $0.8 million at June 30, 2004.

Note 4. Commitments and Contingencies

The Company is the defendant and plaintiff in various lawsuits resulting from its operations. In the opinion of management, appropriate provision has been made in the financial statements for the estimated liability that may result from disposition of such matters. The Company maintains comprehensive liability insurance for bodily injury and property claims, but is self-insured or maintains a significant self-insured retention for these exposures, particularly at Florida East Coast Railway, LLC (FECR). These lawsuits are related to alleged bodily injuries sustained by Railway employees or third parties, employment related matters such as alleged wrongful termination and commercial or contract disputes.

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

FECR is one of several PRPs alleged to have contributed to the environmental contamination at and near the Miami International Airport (MIA) in a lawsuit filed on or about April 11, 2001 by Miami-Dade County in the Miami-Dade County 11th Judicial Circuit Court. In regard to FECR, Miami-Dade County generally alleges that FECR is or was the owner of sites at or near MIA and that the past acts of an FECR lessee or others contaminated the soil and/or groundwater at those sites, which allegedly impacted MIA property. The County generally seeks damages for past and future remediation costs relating to MIA’s property. The lawsuit was not served on FECR; however, in January 2003 FECR in conjunction with a cooperating parties group made up of named PRPs filed a Notice of Appearance with the court. At the request of those in the cooperating parties group and Miami-Dade County, the court has issued successive orders staying all proceedings while the parties worked to resolve the matter without further litigation. In June 2004, FECR and Miami-Dade County entered into a Settlement Agreement, General Release and Covenant Not to Sue whereby FECR will be released from all claims that have been or could be asserted against FECR in the lawsuit by Miami-Dade County, upon payment to Miami-Dade County of approximately $100,000 and FECR’s release of Miami-Dade County from FECR related claims at MIA. The Settlement Agreement is subject to court approval after a hearing. Whether the court order will be entered as requested by FECR and Miami-Dade County cannot be predicted with certainty. If the Settlement Agreement is not consummated, the Company will defend the matter vigorously. Based on information presently available, management does not expect that resolution of this matter will have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Historic railroad operations at the Company’s main rail facilities have resulted in soil and groundwater impacts. In consultation with the Florida Department of Environmental Protection (FDEP), the Company operates and maintains groundwater treatment systems at its primary facilities. The Company also monitors a small number of sites leased to others, or acquired by the Company or its subsidiaries. Based on management’s ongoing review and monitoring of the sites, and the ability to seek contribution or indemnification from the PRPs, the Company does not expect to incur material additional costs, if any.

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

Under the original ground lease, the Company was obligated under a related agreement between the County, the City of Hollywood and the Company (Tri Party Agreement) to make certain annual payments in-lieu-of taxes to the City of Hollywood through the lease term (the amount of the payment is based on the extent of improvements on the leased property). A dispute existed between the Company and the City regarding the effects of the termination of the ground lease on the in-lieu-of-tax payment obligations. The City asserted, based on the Tri Party Agreement, it was entitled to a $10 million lump sum payment as a consequence of the lease termination. The Company, the City and the County entered into a Settlement Agreement pursuant to which the Company agreed to pay the City a lump sum payment of $1.8 million in favor of a full and complete resolution of all claims arising out of the Lease, the Tri Party Agreement and ancillary agreements. The Settlement Agreement terminates the Tri Party Agreement and all ancillary agreements affecting the Company in respect to the leased premises.

During the third quarter of 2003, the Company recorded a charge of $16.4 million ($10.1 million after tax), reflecting management’s estimate of the cost of terminating the ground lease. Final costs of terminating the ground lease, including the settlement with the City, were $16.9 million. The additional costs of $0.5 million were included in the second quarter 2004 operating results.

FECR committed $1.5 million to jointly fund an overpass over the Medley branch tracks to give access to warehouse space without crossing the railway. The landowner and a customer are also funding this project with FECR’s portion to be paid half in 2004 and half in 2005. The construction of the overpass is contingent upon project costs not exceeding a stipulated total amount.

Note 5. Earnings Per Share

The diluted weighted-average number of shares includes the net shares that would be issued upon the exercise of “in-the-money” stock options using the treasury stock method. Applying the treasury stock method, the “in-the-money” stock options resulted in the dilution of 695,024 shares and 252,221 shares at June 30, 2004 and 2003, respectively. “Out-of-the-money” shares were 1,359,838 shares and 2,192,370 shares at June 30, 2004 and 2003, respectively.

Note 6. Dividends and Stock Repurchase

On June 3, 2004, the Company declared a dividend of $.05 per share on all issued and outstanding common stock, payable July 1, 2004 to shareholders of record June 17, 2004. The determination of the amount of future cash dividends, if any, to be declared and paid by the Company will depend upon, among other things, the Company’s financial condition, funds from operations, level of capital expenditures, future business prospects and other factors deemed relevant by the Board of Directors. In addition, on August 28, 2003, the Board of Directors authorized the expenditure of up to $75 million to repurchase the Company’s outstanding common stock through a program of open market purchases and privately negotiated transactions. At June 30, 2004, $2.9 million of stock had been repurchased through this program.

Subsequent to June 30, 2004, the Company announced an agreement to purchase 5.5 million shares of common stock from The Alfred I. duPont Testamentary Trust and The Nemours Foundation for $34.50 per share or approximately $190 million. The transaction is expected to close on August 13, 2004. This transaction will exhaust the remaining $72 million that existed under the previous $75 million stock repurchase authorization. As a result, on August 4, 2004, the Board of Directors authorized the expenditure of $40 million to repurchase common stock through a program of open market purchases and privately negotiated transactions from time to time after the closing of the repurchase from the Trust and Foundation.

Note 7. Other Income

	Three Months		Six Months
	Ended June 30		Ended June 30
(dollars in thousands)	2004	2003	2004	2003
Pipe & wire crossings/signboards	3,435	1,136	4,464	1,897
Fiber lease income	1,807	1,650	3,499	3,295
Other (net)	(152)	156	(176)	1

	5,090	2,942	7,787	5,193

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

Note 8. Debt and Subsequent Event

At June 30, 2004, the Company had a $200 million revolving credit agreement with certain financial institutions, for which the Company presently pays (quarterly) commitment fees, as applicable under the agreement, at a range of 20-50 basis points. The Company’s revolving credit agreement contains various covenants which, among other things, require the maintenance of certain financial ratios related to fixed charge coverage and maximum leverage; establish minimum levels of net worth; establish limitations on indebtedness, certain types of payments, including dividends, liens and investments; and limit the use of proceeds of asset sales. Some of the above covenants provide specific exclusion of certain financing and investing activities at Flagler. The Company believes the most restrictive of such ratios is the Group Debt/EBITDA ratio (as defined in the Credit Facility Agreement). The Credit Facility Agreement provides that at June 30, 2004, the Company’s Group Debt/EBITDA ratio shall be no greater than 2.50. At June 30, 2004, the Company’s actual Group Debt/EBITDA ratio was 0.01. Pursuant to the Credit Facility Agreement, the required Group Debt/EBITDA ratio is 2.50 for the remainder of the agreement (March 31, 2005), all as more particularly set forth in the Credit Facility Agreement. Although no assurances can be given as to the Company’s future compliance with the Group Debt/EBITDA ratio covenant or other financial covenants, the Company has complied with the terms of the Credit Facility Agreement in the past and expects to continue to comply with them in the future. The Company plans on maintaining a revolving credit facility in support of its general corporate needs. The Company’s current intent is to extend or renew the existing credit agreement before it matures on March 31, 2005.

Borrowings under the credit agreement bear interest at variable rates linked to the LIBOR Index. Interest on borrowings is due and payable on the “rollover date” for each draw. Outstanding borrowings can be paid at any time by the borrower, or at the conclusion of the facility’s term. On February 7, 2003, the Company extended its revolving bank credit facility for an additional year to March 31, 2005. In tandem with the extension, the Company and its banks made amendments to the facility that included a reduction in the aggregate amount of the commitments from $300 million to $200 million, the elimination of the Global Debt to EBITDA covenant, which included the results of EPIK, an increase in the stock repurchase and special dividend limit to $150 million (which may be increased in 2004 to $200 million if certain financial ratio tests are met), an increase in the non-recourse mortgage financing limit from $250 million to $325 million, and other miscellaneous modifications. At June 30, 2004, there were no borrowings outstanding under the facility.

During 2001, Flagler issued $247 million of mortgage notes with $160 million due July 1, 2011 and $87 million due October 1, 2008. At June 30, 2004, $239.7 million was outstanding on these notes. These notes are collateralized by certain buildings and properties of Flagler. Blended interest and principal repayment on the notes is payable monthly based on a fixed 7.39% and 6.95% weighted-average interest rate, respectively, for each note offering, on the outstanding principal amount of the mortgage notes and assuming a thirty-year amortization period. The net proceeds in 2001 were used to repay existing indebtedness under the Company’s revolving credit facility. At June 30, 2004, the Company considers the estimated fair market value of the mortgage notes to be $264.2 million.

Subsequent to June 30, 2004, Flagler plans to issue $105 million of seven-year mortgage notes. These notes will be collateralized by certain buildings and properties of Flagler. The mortgage notes will consist of a $60 million note with a fixed rate of interest of 5.27% and a $45 million note with a floating rate of interest based on the 90-day LIBOR Index plus 1.00%. The mortgage financing is expected to close on August 10, 2004 and each note will have an amortization of 30 years. The floating rate feature will allow Flagler the flexibility to sell buildings securing the notes with minimal prepayment costs after a six-month period.

Additionally and subsequent to June 30, 2004, the Company and its banks made amendments to the facility to accommodate an increase in the non-recourse mortgage financing limit from $325 million to $350 million and an increase to the stock repurchase and special dividend limit to $300 million (eliminating the financial ratio test needed to exceed $150 million). At the time of the signing of the amendment, the Company had issued special dividends and repurchased stock totaling approximately $60 million against the limit.

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

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), to stock-based employee compensation:

	Three Months		Six Months
	Ended June 30		Ended June 30
(dollars in thousands, except per share amounts)	2004	2003	2004	2003
Net income - as reported	8,368	9,252	16,690	16,169
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all stock option awards (net of related tax effects)	(190)	(557)	(380)	(1,115)

Pro forma net income	8,178	8,695	16,310	15,054

Earnings per share:
Basic – as reported	$0.23	$0.25	$0.46	$0.44
Basic – pro forma	$0.22	$0.24	$0.45	$0.41

Diluted – as reported	$0.22	$0.25	$0.45	$0.44
Diluted – pro forma	$0.22	$0.24	$0.44	$0.41

Note 10. Realty Land Sales and Associated Cost

In accordance with Statement of Financial Accounting Standard No. 66, “Accounting for Sale of Real Estate,” revenue for realty land sales is recognized upon the closing of sales contracts and when collection of the sales proceeds is assured. During the current period, all sales proceeds were received in cash at closing.

The net book value of buildings and land is presented separately in the Consolidated Balance Sheets when assets meet the criteria for classification as “assets held for sale” in accordance with SFAS 144 (i.e., a sales contract is executed and significant non-refundable monies are provided by the buyer.) Not all building and land sales, particularly less significant dispositions, meet the criteria described above. At June 30, 2004, a large land parcel and a building are included in this category.

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

The Company’s reportable segments are strategic business units that offer different products and services and are managed separately.

Information by industry segment:

	Three Months		Six Months
	Ended June 30		Ended June 30
(dollars in thousands)	2004	2003	2004	2003
Operating Revenues
Railway operations	50,102	45,227	98,659	89,498
Realty:
Flagler realty rental and services	17,106	16,133	34,121	31,784
Flagler realty sales	2,526	9,435	6,557	21,694
Other rental	692	782	1,494	1,529
Other sales	87	793	1,104	3,431

Total realty	20,411	27,143	43,276	58,438
Total revenues*	70,513	72,370	141,935	147,936

Operating Expenses
Railway operations	37,435	33,999	74,885	69,439
Realty:
Flagler realty rental and services	14,442	14,740	29,785	28,920
Flagler realty sales	1,918	2,586	4,117	11,219
Other rental	1,059	1,773	1,886	2,867

Total realty	17,419	19,099	35,788	43,006
Corporate general & administrative	3,753	2,981	8,733	5,897

Total expenses*	58,607	56,079	119,406	118,342

Operating Profit (Loss)
Railway operations	12,667	11,228	23,774	20,059
Realty	2,992	8,044	7,488	15,432
Corporate general & administrative	(3,753)	(2,981)	(8,733)	(5,897)

Operating profit	11,906	16,291	22,529	29,594

Interest income	360	237	556	351
Interest expense	(3,773)	(4,207)	(7,719)	(8,504)
Other income	5,090	2,942	7,787	5,193

	1,677	(1,028)	624	(2,960)

Income before income taxes	13,583	15,263	23,153	26,634
Provision for income taxes	(5,229)	(5,877)	(8,914)	(10,254)

Income from continuing operations	8,354	9,386	14,239	16,380

Discontinued Operations
Income (loss) from operation of discontinued operations (net of taxes)	30	(349)	164	(238)
(Loss) gain on disposition of discontinued operations (net of taxes)	(16)	215	2,287	27

Net Income	8,368	9,252	16,690	16,169

(Prior year’s results have been reclassified to conform to current year’s presentation, including discontinued operations.)

*-For the periods presented, there are no intersegment revenues and expenses.

Note 12. The St. Joe Company

St. Joe Company and affiliates provided certain real estate services to the Company under service agreements, which expired in October 2003. These services included property management, development management and construction coordination and leasing services. Flagler now has operational responsibility for these services. However, Codina, a St. Joe affiliate, continues to provide development and leasing services at Flagler’s South Florida properties. Amounts paid to St. Joe and affiliates for these services for the second quarter of 2004 and 2003, respectively, were as follows: property management services of $0 million and $0.7 million, development fees of $0.2 million and $0.1 million, construction coordination fees of $0 million and $0.1 million and leasing commissions of $0.3 million and $1.2 million.

Item 2.

Management’s Discussion and Analysis of the Consolidated
Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include the Company’s present expectations or beliefs concerning future events. These statements may be identified by the use of words like “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could,” and other expressions that indicate future events and trends. Such forward-looking statements may include, without limitation, statements that the Company does not expect that lawsuits, review of open tax years by the IRS, environmental costs, commitments, including future contractual obligations, contingent liabilities, financing availability, labor negotiations or other matters will have a material adverse effect on its consolidated financial condition, statements concerning future capital needs and sources of such capital funding, statements concerning future intentions with respect to the payment of dividends, execution of a share repurchase program, purchase of shares from the Alfred I. duPont Trust, and other potential capital distributions, number of shares to be repurchased, availability of cash to fund the stock repurchase, future growth potential of the Company’s lines of business, performance of the Company’s product offerings, other similar expressions concerning matters that are not historical facts, and projections relating to the Company’s financial results. The Company cautions that such statements are necessarily based on certain assumptions, which are subject to risks and uncertainties that could cause actual results to materially differ from those contained in these forward-looking statements. Important factors that could cause such differences include, but are not limited to, the changing general economic conditions (particularly in the state of Florida, the southeast US and the Caribbean) as they relate to economically sensitive products in freight service and building rental activities; ability to manage through economic recessions or downturns in customers’ business cycles; industry competition; possible future changes in the Company’s structure, lines of business, business and investment strategies, and related implementation; legislative or regulatory changes; technological changes; volatility of fuel prices (including volatility caused by military actions); changes in depreciation rates resulting from future railway right-of-way and equipment life studies; changes in the ability of the Company to complete its financing plans, changes in interest rates, settle future contractual obligations as estimated in time and amount and conclude labor negotiations in a satisfactory way; changes in insurance markets, including increases in insurance premiums and deductibles; the availability and costs of attracting and retaining qualified independent third party contractors; liability for environmental remediation and changes in environmental laws and regulations; the ultimate outcome of environmental investigations or proceedings and other types of claims and litigation; natural events such as weather conditions, floods, earthquakes and forest fires; discretionary government decisions affecting the use of land and delays resulting from weather conditions and other natural occurrences that may affect construction or cause damage to assets; the ability of buyers to terminate contracts to purchase real estate from the Company prior to the expiration of inspection periods; failure or inability of third parties to fulfill their commitments or to perform their obligations under agreements; costs and availability of land and construction materials; buyers’ inability or unwillingness to close transactions, particularly where buyers only forfeit deposits upon failure to close; the Company’s future taxable income and other factors that may affect the availability and timing of utilization of the Company’s deferred tax assets; uncertainties, changes or litigation related to tax laws, regulations and the application thereof that could limit the tax benefits of the EPIK sale or of other possible transactions involving the Company; ability of the Company to execute and complete a share repurchase program; the Company’s ability to pay dividends, repurchase shares or to make other distributions to shareholder(s); and other risks inherent in the real estate and other businesses of the Company.

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

Results of Operations

Consolidated Results

Second Quarter and Six Months

The Company reported consolidated revenues of $70.5 million for the second quarter 2004, compared to $72.4 million in the second quarter 2003. The Company reported income from continuing operations of $8.4 million and $9.4 million for the quarters ended June 30, 2004 and 2003, respectively. The decrease in consolidated revenues is due to two large land sales that took place during the second quarter of 2003 (Ft. Pierce - $5.6 million and Urbieta Oil - $2.0 million) partially offset by increased 2004 Railway revenues and Flagler rental and services revenue. The Company reported net income of $8.4 million, or $0.22 per diluted share in the second quarter 2004, compared with net income of $9.3 million, or $0.25 per diluted share in the second quarter of 2003. The decrease in net income results from the above mentioned 2003 realty sales offset by improved operating revenues for Railway revenues and Flagler rental and services revenue and an increase in other income resulting from a second quarter 2004 one-time utility wire-crossing agreement of $1.8 million.

For the six months ended June 30, 2004, FECI reported consolidated revenues of $141.9 million, compared to $147.9 million for the same period in 2003. The Company reported income from continuing operations of $14.2 million and $16.4 million for the six months ended June 30, 2004 and 2003, respectively. Consolidated revenues decreased for the six months ended June 30, 2004 due to decreased land sales activity at Flagler. The six months ended June 30, 2003 contained Flagler land sales for Baptist Hospital ($9.5 million), Ft. Pierce ($5.6 million) and Urbieta Oil ($2.0 million) as well as other small parcels. This was partially offset by revenue increases at FECR and higher Flagler realty and rental services revenue. The Company reported net income of $16.7 million, or $0.45 per diluted share, for the six months ended June 30, 2004, compared to net income of $16.2 million, or $0.44 per diluted share, for the prior year period. While comparable, net income included the above mentioned net revenue decrease plus an increase in corporate general and administrative expenses (primarily costs associated with grants of restricted stock) offset by an increase in other income due to income from a one-time utility wire-crossing agreement ($1.8 million).

Railway

Second Quarter

FECR’s traffic volume and revenues for the three months ended June 30, 2004 and 2003, respectively, are shown below. Also, FECR’s quarterly operating expenses are presented below.

TRAFFIC
Three Months Ended June 30
(dollars and units in thousands)

	2004	2003	Percent	2004	2003	Percent
Commodity	Units	Units	Variance	Revenues	Revenues	Variance
Rail Carloads
Crushed stone (aggregate)	33.5	30.4	10.2	15,664	13,794	13.6
Construction materials	1.3	1.4	(7.1)	895	795	12.6
Vehicles	5.7	6.0	(5.0)	4,498	4,925	(8.7)
Foodstuffs & kindred	3.0	3.1	(3.2)	2,347	2,306	1.8
Chemicals & distillants	1.0	0.9	11.1	1,166	1,085	7.5
Paper & lumber	1.3	1.8	(27.8)	1,517	1,707	(11.1)
Other	3.1	3.8	(18.4)	2,101	2,255	(6.8)

Total carload	48.9	47.4	3.2	28,188	26,867	4.9
Intermodal	69.1	61.8	11.8	21,195	17,630	20.2

Total freight units/revenues	118.0	109.2	8.1	49,383	44,497	11.0
Ancillary revenue	—	—	—	719	730	(1.5)

Railway segment revenue	—	—	—	50,102	45,227	10.8

(Prior year’s results have been reclassified to conform to current year’s presentation. Previously, drayage revenues were shown separately but are now classified for all periods in intermodal revenues, given their integrated relationship.)

RAILWAY OPERATING EXPENSES

	Three Months	Three Months
	Ended June 30	Ended June 30
(dollars in thousands)	2004	2003
Compensation & benefits	13,899	12,635
Fuel	3,736	3,361
Equipment rents (net)	778	717
Car hire (net)	(552)	(538)
Depreciation	4,962	4,890
Purchased services	2,162	1,886
Repairs to/by others (net)	(663)	(871)
Load/unload	2,001	1,839
Casualty & insurance	1,460	1,566
Property taxes	1,431	1,244
Materials	2,688	2,343
General & administrative expenses	2,167	2,381
Outside contractor delivery costs	2,793	1,963
Other	573	583

Total operating expenses	37,435	33,999

(Prior year’s results have been reclassified to conform to current year’s presentation. Previously, drayage expenses were shown separately but are now classified for all periods in their related natural category expense item.)

Railway segment revenues increased $4.9 million to $50.1 million in second quarter 2004 from $45.2 million in second quarter 2003. Carload revenues increased $1.3 million in second quarter 2004 over 2003. FECR continues to transport record levels of aggregate business increasing revenues $1.9 million in 2004 over second quarter 2003. Coal revenues (included in paper and lumber) decreased $0.2 million due to the loss of a coal contract in third quarter 2003 that was regained at a lower volume level in July 2004. Vehicle revenues decreased $0.4 million in 2004 over 2003 primarily due to a shift in the rental buyback program to later in 2004 and a one-time National Guard move relating to the Iraq war in 2003. Carload haulage revenues decreased $0.1 million due to decreases with a connecting carrier. After several years of decline in intermodal revenue, the second quarter of 2004 marked its fourth consecutive quarter of year-to-year growth, ending the quarter with $21.2 million in revenue, for an increase of $3.6 million over second quarter 2003. Leading the way was a resurgence in the parcel/LTL, domestic truckload segments and international loads, as well as continued strength in our integrated product and our “Hurricane Train” service, an Atlanta-based intermodal service introduced in 2001. Offsetting these intermodal increases were declines in intermodal traffic received from one of FECR’s connecting carriers.

Operating expenses increased $3.4 million in second quarter 2004 over 2003. Compensation and benefits increased $1.3 million due to general wage increases, increased costs of health care, stock compensation expense (associated with annual bonuses and restricted stock grants) and increased labor for new business. Outside contracted delivery service expenses to move product from the customers to the rail ramp increased $0.8 million in second quarter 2004 over 2003 due to higher volumes. Purchased services increased $0.3 million to $2.2 million in 2004 due to additional work on our facilities. Fuel expense increased $0.4 million due to increases in price per gallon and additional volume.

Railway forward purchases fuel to manage the risk of fuel price increases. As of June 30, 2004, the Railway had forward purchase contracts of 6.0 million gallons for delivery from July 2004 to June 2005 for an average purchase price of $0.9305 per gallon before taxes and freight. This represents 53% of the estimated consumption for the six months ended December 31, 2004 for an average purchase price of $0.9223 and represents 33% of the estimated consumption for the six months ending June 30, 2005 for an average purchase price of $0.9446.

During 2003, FECR commenced an engineering- and economics-based study of its principal right-of-way and equipment assets to develop a multi-year preventive maintenance and replacement plan and associated estimates of the assets’ remaining lives. The study is expected to be completed in 2004 and may result in material changes in FECR’s maintenance and capital spending and in the estimated remaining useful lives of its property, plant and equipment, which may affect future depreciation rates and expense.

Six Months

FECR’s traffic volume and revenues for the six months ended June 30, 2004 and 2003, respectively, are shown below. Also, FECR’s six month operating expenses are presented below.

TRAFFIC
Six Months Ended June 30
(dollars and units in thousands)

	2004	2003	Percent	2004	2003	Percent
Commodity	Units	Units	Variance	Revenues	Revenues	Variance
Rail Carloads
Crushed stone (aggregate)	65.8	59.3	11.0	30,773	26,518	16.0
Construction materials	2.6	2.7	(3.7)	1,695	1,531	10.7
Vehicles	11.8	12.2	(3.3)	9,206	9,812	(6.2)
Foodstuffs & kindred	6.0	6.1	(1.6)	4,653	4,459	4.4
Chemicals & distillants	2.0	1.8	11.1	2,290	2,054	11.5
Paper & lumber	2.6	3.9	(33.3)	2,893	3,757	(23.0)
Other	7.3	8.0	(8.8)	4,632	4,692	(1.3)

Total carload	98.1	94.0	4.4	56,142	52,823	6.3
Intermodal	134.0	124.0	8.1	40,838	35,046	16.5

Total freight units/revenues	232.1	218.0	6.5	96,980	87,869	10.4
Ancillary revenue	—	—	—	1,679	1,629	3.1

Railway segment revenue	—	—	—	98,659	89,498	10.2

(Prior year’s results have been reclassified to conform to current year’s presentation. Previously, drayage revenues were shown separately but are now classified for all periods in intermodal revenues, given their integrated relationship.)

RAILWAY OPERATING EXPENSES

	Six Months	Six Months
	Ended June 30	Ended June 30
(dollars in thousands)	2004	2003
Compensation & benefits	27,262	25,691
Fuel	7,449	6,934
Equipment rents (net)	1,608	1,475
Car hire (net)	(860)	(809)
Depreciation	9,984	9,734
Purchased services	4,645	4,160
Repairs to/by others (net)	(1,217)	(1,389)
Load/unload	3,931	3,619
Casualty & insurance	2,957	3,051
Property taxes	2,862	2,488
Materials	5,472	4,648
General & administrative expenses	4,688	5,043
Outside contractor delivery costs	4,988	3,609
Other	1,116	1,185

Total operating expenses	74,885	69,439

(Prior year’s results have been reclassified to conform to current year’s presentation. Previously, drayage expenses were shown separately but are now classified for all periods in their related natural category expense item.)

Railway segment revenues increased $9.2 million to $98.7 million through June 30, 2004 from $89.5 million through June 30, 2003. Carload revenues increased $3.3 million over 2003 levels which is driven by record levels of aggregate business increasing revenue $4.3 million in 2004 over 2003. Coal revenues (included in paper and lumber) decreased $0.5 million due to the loss of a coal contract in third quarter 2003 that was regained at a lower volume level in July 2004. Vehicle revenues decreased $0.6 million in 2004 over 2003 primarily due to a shift in the rental buyback program to later in 2004 and a one-time National Guard move relating to the Iraq war in 2003.

Intermodal revenues increased $5.8 million for the first six months in 2004 over the same period 2003. Leading the way was a resurgence in the parcel/LTL, domestic truckload segments and international loads, as well as continued strength in our integrated product. Offsetting these increases were declines in intermodal traffic received from one of the Railway’s connecting carriers.

Operating expenses increased $5.5 million to $74.9 million for the six months ended June 2004, compared with $69.4 million for same period 2003. Compensation and benefits increased $1.6 million due to general wage increases, increased labor for new business and restricted stock and bonus compensation. Materials and supplies increased $0.8 million due to additional repairs to the locomotives and freight cars. Fuel expense increased $0.5 million due to volume and the increased price for diesel fuel. Purchased services increased $0.5 million over 2003 due to an increase of scheduled events in the Engineering department and work performed at our facilities. Depreciation increased $0.3 million in 2004 over 2003 reflecting recent increases in capital programs. Property taxes increased $0.4 million for 2004 due to an increase in the property assessment.

Realty

Second Quarter

Flagler’s quarterly revenues and operating expenses for the three months ended June 30, 2004 and 2003, respectively, are presented below.

REALTY SEGMENT REVENUES

	Three Months	Three Months
	Ended June 30	Ended June 30
(dollars in thousands)	2004	2003
Rental revenues – Flagler	14,791	13,327
Rental income – straight-line rent adjustments	766	1,140
Operating expense recoveries	929	1,175
Rental revenues – undeveloped land	210	286
Other	410	205

Total rental revenue – Flagler properties	17,106	16,133
Rental revenues – other realty operations	692	782

Total rental revenues	17,798	16,915

Building and land sales – Flagler	2,526	9,435
Building and land sales – other realty operations	87	793

Total building and land sales revenues	2,613	10,228

Total realty segment revenues	20,411	27,143

(Prior year’s results have been reclassified to conform to current year’s presentation, including discontinued operations.)

REALTY SEGMENT EXPENSES

	Three Months	Three Months
	Ended June 30	Ended June 30
(dollars in thousands)	2004	2003
Real estate taxes – developed	2,070	2,090
Repairs & maintenance – recoverable	711	619
Services, utilities, management costs	3,102	2,962

Total expenses subject to recovery – Flagler properties	5,883	5,671

Real estate taxes – Flagler undeveloped land	900	906
Repairs & maintenance – non-recoverable	253	197
Depreciation & amortization – Flagler	6,026	6,217
SG&A – non-recoverable – Flagler	1,380	1,749

Total – non-recoverable expenses – Flagler properties	8,559	9,069

Total rental expenses – Flagler properties	14,442	14,740

Real estate taxes – other undeveloped land	64	153
Depreciation & amortization – other	10	28
SG&A – non-recoverable – other	985	1,592

Total rental expenses – other realty operations	1,059	1,773

Total rental expenses	15,501	16,513

Realty sales expenses	1,918	2,586

Total operating expenses	17,419	19,099

(Prior year’s results have been reclassified to conform to current year’s presentation, including discontinued operations.)

Results from Continuing Operations

Flagler’s rental revenues increased $1.0 million or 6.0% from $16.1 million in the second quarter of 2003 to $17.1 million in the second quarter of 2004. Revenues from operating properties increased $1.0 million quarter-over-quarter. Same store revenues increased $0.5 million over the prior year quarter. Revenues generated by properties acquired in 2003 increased $0.1 million, which included a $0.2 million net termination fee received during the quarter ended June 30, 2004. Deerwood North 300, which began operations in January 2004, contributed $0.3 million in “new in 2004” revenue during the second quarter 2004.

Flagler held 58 finished buildings with 6.4 million square feet and overall occupancy of 91% at June 30, 2004. Same store properties include 5.8 million square feet and 90% occupancy at the end of the second quarter 2004, compared to 86% at the end of second quarter 2003. Flagler has eight projects with 1,170,000 sq. ft. in various stages of development (113,000 sq. ft. in the lease-up phase; 490,000 sq. ft. under construction; 567,000 sq. ft. in pre-development) at June 30, 2004. Projects under construction include a 239,000-sq. ft. build-to-suit project.

Flagler’s building and land sales revenue decreased from $9.4 million during the second quarter 2003 to $2.5 million in the second quarter 2004. Sales during the quarter ended June 30, 2003 included the Ft. Pierce sale ($5.6 million), and the Urbieta Oil sales ($2.0 million). Other sales decreased $0.7 million quarter-over-quarter due to decreased land sales activity at the Railway.

Flagler’s operating expenses decreased $0.3 million or 2.0% from $14.7 million during the quarter ended June 30, 2003 to $14.4 million during the quarter ended June 30, 2004. Depreciation and amortization expense decreased $0.2 million during second quarter 2004 compared to the prior year (same store – $0.7 million decrease, new in 2003 – $0.1 million decrease, new in 2004 - $0.2 million increase, infrastructure/corporate - $0.4 million increase) and overhead expenses decreased by $0.4 million quarter-over-quarter. These operating expense decreases were partially offset by increased recoverable administrative costs and owners’ association fees ($0.2 million) and increased recoverable repairs and maintenance costs ($0.1 million). Other rental expenses decreased from $1.8 million in second quarter 2003 to $1.1 million in second quarter 2004 due to reduced expenses associated primarily with the Port Everglades land lease.

Flagler’s cost of land sales decreased $0.7 million from $2.6 million to $1.9 million for the quarters ended June 30, 2003 and 2004, respectively, due to decreased land sale activity.

Six Months

Flagler’s revenues and operating expenses for the six months ended June 30, 2004 and 2003, respectively, are presented below.

REALTY SEGMENT REVENUES

	Six Months	Six Months
	Ended June 30	Ended June 30
(dollars in thousands)	2004	2003
Rental revenues – Flagler	29,114	26,159
Rental income – straight-line rent adjustments	1,882	2,211
Operating expense recoveries	1,987	2,322
Rental revenues – undeveloped land	428	588
Equity pickup	—	62
Other	710	442

Total rental revenue – Flagler properties	34,121	31,784
Rental revenues – other realty operations	1,494	1,529

Total rental revenues	35,615	33,313

Building and land sales – Flagler	6,557	21,694
Building and land sales – other realty operations	1,104	3,431

Total building and land sales revenues	7,661	25,125

Total realty segment revenues	43,276	58,438

(Prior year’s results have been reclassified to conform to current year’s presentation, including discontinued operations.)

REALTY SEGMENT EXPENSES

	Six Months	Six Months
	Ended June 30	Ended June 30
(dollars in thousands)	2004	2003
Real estate taxes – developed	4,168	4,165
Repairs & maintenance – recoverable	1,280	1,208
Services, utilities, management costs	6,067	5,797

Total expenses subject to recovery – Flagler properties	11,515	11,170

Real estate taxes – Flagler undeveloped land	1,905	1,900
Repairs & maintenance – non-recoverable	551	347
Depreciation & amortization – Flagler	13,286	12,138
SG&A - non-recoverable – Flagler	2,528	3,365

Total – non-recoverable expenses – Flagler properties	18,270	17,750

Total rental expenses – Flagler properties	29,785	28,920

Real estate taxes – other undeveloped land	128	269
Depreciation & amortization – other	48	38
SG&A - non-recoverable – other	1,710	2,560

Total rental expenses – other realty operations	1,886	2,867

Total rental expenses	31,671	31,787

Realty sales expenses	4,117	11,219

Total operating expenses	35,788	43,006

(Prior year’s results have been reclassified to conform to current year’s presentation, including discontinued operations.)

Results from Continuing Operations

Flagler’s rental revenues increased $2.3 million or 7.4% from $31.8 million during the six months ended June 30, 2003 to $34.1 million during the six months ended June 30, 2004. Revenues from operating properties increased $2.5 million during 2004. Same store revenues increased $1.5 million over the prior year, which included a net termination fee increase of $0.3 million, with same store occupancy increasing to 90% compared to same store occupancy of 86% in the prior year. Revenues from properties acquired in 2003 increased by $0.4 million, which included a net termination fee increase of $0.2 million. Property placed in service in 2004 contributed $0.6 million in revenues. Income from land rents decreased $0.1 million year-over-year due to the sale of certain parcels. Income from equity investments decreased $0.1 million year-over-year, due to Flagler’s January 2003 acquisition of the remaining 50% interest in three buildings at Beacon Station previously held in partnership with Duke Realty, for which the operating results subsequent to the acquisition date are consolidated as “new in 2003” properties.

Flagler’s realty sales revenues decreased from $21.7 million in 2003 to $6.6 million for the six months ended June 30, 2004.

Flagler’s operating expenses increased $0.9 million or 3.0% to $29.8 million from $28.9 million for the six months ended June 30, 2004 and 2003, respectively. Depreciation and amortization expense increased $1.1 million (same store - $0.1 million increase; new in 2004 properties - $0.3 million increase; infrastructure/corporate - $0.7 million increase). The increase in depreciation and amortization during the six months ended June 30, 2004 includes a $1.4 million write-off of net book value related to the renovation of Flagler’s class A office buildings at duPont Center in Jacksonville, FL. Other 2004 operating expense increases include owners’ association fees ($0.2 million), recoverable repairs and maintenance ($0.1 million) and other recoverable expense increases ($0.3 million). These operating expense increases were partially offset by decreased overhead and leasing costs ($0.8 million) during the six months ended June 30, 2004 compared to the prior year period.

Flagler’s cost of land sales decreased $7.1 million year-over-year, from $11.2 million to $4.1 million due to lower land sales revenues.

Other realty rental expenses decreased by $1.0 million due to reduced expenses associated with the Port Everglades land lease.

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

Discontinued operations include the operations of an industrial building sold in 2003, and Flagler’s 50% interest in three buildings held in partnership with Duke Realty disposed of during 2003. During 2004, Flagler sold a 60,000-sq. ft. build-to-suit office building for $12.6 million for a pre-tax gain of $3.7 million, or $2.3 million, net of applicable taxes, and classified a 147,000-sq. ft. industrial building as an asset held for sale. The operating results of these properties, as well as the gain on sale are included in discontinued operations for all periods presented.

	Three Months		Six Months
	Ended June 30		Ended June 30
(dollars in thousands)	2004	2003	2004	2003
Summary of Operating Results of Discontinued Operations
Flagler realty rental revenues	179	535	731	1,234
Flagler realty rental expenses	133	1,103	465	1,858

Operating income (loss)	46	(568)	266	(624)
Interest income	—	—	—	43

Income (loss) before income taxes	46	(568)	266	(581)
Income tax (expense) benefit	(16)	219	(102)	224

Income (loss) from discontinued operations	30	(349)	164	(357)

(Loss) gain on disposition of discontinued operations (net of taxes of $9 for the three months ended June 30, 2004 and $1.4 million for the six months ended June 30, 2004.)	(16)	—	2,287	—

Corporate Expenses

Second Quarter and Six Months

Corporate general and administrative expenses were $3.8 million and $3.0 million for the second quarters of 2004 and 2003, respectively. The quarter-over-quarter increase ($0.8 million) relates primarily to increased incentive-based compensation (i.e. annual bonuses) ($0.3 million), general wage increases ($0.1 million), a one-time relocation expense ($0.1 million), and increased professional services related to public company costs ($0.2 million).

Corporate expenses for the six months ended June 30, 2004 and 2003 were $8.7 million and $5.9 million, respectively. Increases primarily relate to costs associated with increased incentive-based compensation (i.e. restricted stock and annual bonuses) expense. In a transaction (the “Transaction”) initiated at the request of the Board of Directors, the Company cancelled vested, in-the-money stock options (the “Options”) to acquire 144,000 shares of the Company’s common stock held by the Company’s Chief Executive Officer (“CEO”). The embedded value of the Options (fair market value less strike price) was $2 million. The embedded value, less applicable tax withholding, was paid in common stock. The CEO was issued 36,407 shares (valued at $35.06, which was the closing price on February 27, 2004). The stock, together with applicable withholdings, represents the pre-tax embedded value. Because the original stock option award was cancelled and the Company replaced this award with FECI common stock, in accordance with FASB Interpretation No. 44, the Company was required to recognize compensation expense in the amount of $2 million with respect to the Transaction. The Board recognized the need for the CEO to address the near- term maturity of the Options and preferred that he do so without the current market sale of 144,000 shares and that he also increase his outright ownership in the Company. As a part of this arrangement, the CEO has agreed, by the conclusion of 2005, to accumulate and maintain a position of outright ownership in the Company’s stock of at least 75,000 shares.

Interest Expense

Second Quarter and Six Months

Interest expense for the second quarter and first six months of 2004 was $3.8 million and $7.7 million, respectively. This compares with interest expense of $4.2 million and $8.5 million for the second quarter and first six months of 2003, respectively. The lower interest expense resulted primarily from no borrowings on the revolver during 2004.

Other Income

Second Quarter and Six Months

Other income for the second quarter and first six months of 2004 was $5.1 million and $7.8 million, respectively, compared to $2.9 million and $5.2 million for the second quarter and first six months of 2003, respectively. Pipe and wire crossing income for the second quarter and six months of 2004 included $1.8 million of income from a one-time utility wire crossing agreement.

Income Tax

Income tax expenses represent an effective rate of 38.5% for the second quarters and six months of 2004 and 2003, respectively.

Financial Condition, Liquidity and Capital Resources

Net cash generated by operating activities was $37.4 million and $107.7 million for the six months ended June 30, 2004 and 2003, respectively. The year-to-year fluctuation in net cash generated by operating activities is primarily the result of a $74.6 million income tax refund received during the second quarter 2003.

During the six months ended June 30, 2004 and 2003, respectively, the Company invested approximately $35 million and $48 million at Flagler. Included in the six months ended June 30, 2003 Flagler investment is the purchase of the remaining 50% interest in three buildings previously held in partnership with Duke Realty for $23.3 million. For the six months ended June 30, 2004 and 2003, the Company’s capital investments at FECR were approximately $12 million and $9 million.

Proceeds from disposition of assets were $20.3 million and $25.1 million for the six months ended June 30, 2004 and 2003, respectively. The majority of these proceeds were from the sale of a building and a large parcel of land by Flagler in the periods, respectively.

Net cash used in financing activities was $56.1 million for the six months ended June 30, 2003. Financing activities for the six months ended June 30, 2004 used minimal cash. Finance activities during 2003 included, primarily, repayments ($53.0 million) for borrowings on the line of credit.

At June 30, 2004, the Company had a $200 million revolving credit agreement with certain financial institutions, for which the Company presently pays (quarterly) commitment fees, as applicable under the agreement, at a range of 20-50 basis points. The Company’s revolving credit agreement contains various covenants which, among other things, require the maintenance of certain financial ratios related to fixed charge coverage and maximum leverage; establish minimum levels of net worth; establish limitations on indebtedness, certain types of payments, including dividends, liens and investments; and limit the use of proceeds of asset sales. Some of the above covenants provide specific exclusion of certain financing and investing activities at Flagler. The Company believes the most restrictive of such ratios is the Group Debt/EBITDA ratio (as defined in the Credit Facility Agreement). The Credit Facility Agreement provides that at June 30, 2004, the Company’s Group Debt/EBITDA ratio shall be no greater than 2.50. At June 30, 2004, the Company’s actual Group Debt/EBITDA ratio was 0.01. Pursuant to the Credit Facility

Agreement, the required Group Debt/EBITDA ratio is 2.50 for the remainder of the agreement (March 31, 2005), all as more particularly set forth in the Credit Facility Agreement. Although no assurances can be given as to the Company’s future compliance with the Group Debt/EBITDA ratio covenant or other financial covenants, the Company has complied with the terms of the Credit Facility Agreement in the past and expects to continue to comply with them in the future.

Borrowings under the credit agreement bear interest at variable rates linked to the LIBOR Index. Interest on borrowings is due and payable on the “rollover date” for each draw. Outstanding borrowings can be paid at any time by the borrower, or at the conclusion of the facility’s term. On February 7, 2003, the Company extended its revolving bank credit facility for an additional year to March 31, 2005. In tandem with the extension, the Company and its banks made amendments to the facility that included a reduction in the aggregate amount of the commitments from $300 million to $200 million, the elimination of the Global Debt to EBITDA covenant, which included the results of EPIK, an increase in the stock repurchase and special dividend limit to $150 million (which may be increased in 2004 to $200 million if certain financial ratio tests are met), an increase in the non-recourse mortgage financing limit from $250 million to $325 million, and other miscellaneous modifications. At June 30 2004, there were no borrowings outstanding under the facility.

During 2001, Flagler issued $247 million of mortgage notes with $160 million due July 1, 2011 and $87 million due October 1, 2008. At June 30, 2004, $239.7 million was outstanding on these notes. These notes are collateralized by certain buildings and properties of Flagler. Blended interest and principal repayment on the notes is payable monthly based on a fixed 7.39% and 6.95% weighted-average interest rate, respectively, for each note offering, on the outstanding principal amount of the mortgage notes and assuming a thirty-year amortization period. The net proceeds in 2001 were used to repay existing indebtedness under the Company’s revolving credit facility. At June 30, 2004, the Company considers the estimated fair market value of the mortgage notes to be $264.2 million.

Subsequent to June 30, 2004, Flagler plans to issue $105 million of seven-year mortgage notes. These notes will be collateralized by certain buildings and properties of Flagler. The mortgage notes will consist of a $60 million note with a fixed rate of interest of 5.27% and a $45 million note with a floating rate of interest based on the 90-day LIBOR Index plus 1.00%. The issuance of the notes will optimize Flagler’s capital structure, reduce the overall cost of capital and take advantage of historically low interest rates. The mortgage financing is expected to close on August 10, 2004 and each note will have an amortization of 30 years. The floating rate feature will allow Flagler the flexibility to sell buildings securing the notes with minimal prepayment costs after a six-month period. The net proceeds from the issuance of the mortgage notes, and a portion of the cash on hand, will be used to purchase $190 million of Company stock from The Alfred I. duPont Testamentary Trust and The Nemours Foundation expected to close in late August.

Additionally and subsequent to June 30, 2004, the Company and its banks made amendments to the facility to accommodate an increase in the non-recourse mortgage financing limit from $325 million to $350 million and an increase to the stock repurchase and special dividend limit to $300 million (eliminating the financial ratio test needed to exceed $150 million). At the time of the signing of the amendment, the Company had issued special dividends and repurchased stock totaling approximately $60 million against the limit.

The Company believes its access to liquidity, via cash generated from operations and the existing Credit Agreement and/or external financing, will be sufficient to support normative cash needs in future years. The Company plans on maintaining a revolving credit facility in support of its general corporate needs. The Company’s current intent is to extend or renew the existing credit agreement before it matures on March 31, 2005.

At June 30, 2004, FECI had $10.7 million of deposits and escrowed funds included in cash and cash equivalents related to pending land sales and potential real estate 1031 like-kind exchanges.

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

Impairment of Long-lived Assets – The Company reviews the carrying value of its property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset or asset grouping may not be recoverable from the undiscounted future net cash flows expected to be generated over its remaining useful life. Detecting these events or changes in circumstances can be difficult. At June 30, 2004, management had not identified indicators of an impairment of value for any significant asset group of the Company’s. However, events or changes in circumstances could develop or occur that would cause the Company to evaluate the recovery of its long-lived assets and potentially record an impairment, the amount of which could be material. Assets that are deemed impaired are recorded at the lower of carrying amount or fair value.

Income Tax Provisions – FECI’s net deferred tax liability was $134.7 million at June 30, 2004 and $129.5 million at December 31, 2003, respectively. In 2002, the Company had a federal deferred tax asset of approximately $38 million associated with net operating loss carry forwards. During the course of 2003, all of the federal net operating loss was utilized; however, at December 31, 2003, the Company estimated a $2.0 million alternative minimum tax (AMT) liability for the 2003 tax year that will produce an AMT credit carry forward which is expected to offset future federal tax liabilities. At December 31, 2002, the Company had a state deferred tax asset of approximately $11 million relating to net operating loss carry forwards. This state deferred tax asset was partially utilized during 2003, with approximately $8 million remaining at December 31, 2003. The net deferred tax liability is estimated based on the expected future tax consequences of items recognized in the financial statements. Management must use judgment when estimating the future timing and deductibility of expenses, loss and credit carry forwards in the Company’s tax returns. A valuation allowance is required to be recorded if management expects that it is more likely than not that its deferred tax assets will not be realized. As of June 30, 2004 and December 31, 2003, FECI has no valuation allowance since it expects to realize its deferred tax assets. This expectation is primarily based upon FECI’s expectation that future operations will be sufficiently profitable to utilize the operating loss carry forwards, as well as the existence of various tax, business and other planning strategies available to the Company. However, the Company cannot guarantee that it will realize this tax asset or that future valuation allowances will not be required. Failure to utilize the tax asset could materially affect the Company’s financial results and financial position. Federal tax years through 1999 have been closed with the Internal Revenue Service (IRS). Federal tax years 2000-2002 are currently under review by the IRS. Management believes its income tax provision reserves at June 30, 2004 to be adequate for the settlement, if any, of disputed tax positions taken by the Company for these years. Historically, settlements for disputed tax positions that have effected the total tax provision provided for in the income statement has been primarily interest charges on timing differences between years.

Revenue Recognition – Realty Rental Revenues – Revenues from realty rentals are primarily contractual base rentals from leases of commercial property. The Company recognizes revenues from these base rents evenly over the lease term in accordance with SFAS 13, “Accounting for Leases” (SFAS 13). SFAS 13 requires rental income from an operating lease be recognized on a straight-line basis over the non-cancelable lease term. Accordingly, total contractual minimum lease payments, including scheduled rent increases, are recognized as rental revenue evenly over the lease term. Accrued revenues from contractually scheduled rent increases in excess of amounts currently due amounted to $14.1 million at June 30, 2004 and $12.8 million at December 31, 2003, which is reported in other assets. The Company monitors this asset for collection risk and establishes reserves for any amounts deemed not collectible. However, amounts collected in future periods may vary from the Company’s expectations.

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

Contingencies – It is the Company’s policy to reserve for certain contingencies consisting primarily of various claims and lawsuits resulting from its operations. In the opinion of management, appropriate reserves have been made for the estimated liability that may result from disposition of such matters. Management’s opinion and ultimately the reserve recorded in the financial statements are based on known facts and circumstances. In certain circumstances, management uses the services of outside counsel to help evaluate the facts and circumstances and gives consideration to their professional judgment in establishing the appropriate reserve. The ultimate resolution of these contingencies may be for an amount greater or less than the amount estimated by management.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change to the disclosures made under the heading “Quantitative and Qualitative Disclosures about Market Risk” on pages 38 and 39 of the Company’s 2003 Annual Report on Form 10-K.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004.

Changes in Internal Control over Financial Reporting

There were no changes in the Registrant’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a or 15d-15 that occurred during the Registrant’s second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

On August 28, 2003, the Board of Directors authorized the expenditure of up to $75 million to repurchase the Company’s outstanding common stock through a program of open market purchases and privately negotiated transactions. The following table sets forth the repurchases (which were zero shares) made during the three months ended June 30, 2004:

				Maximum Amount
			Total Number of Shares	of Value that may
			Purchased as Part of	yet be Purchased
	Total Number of	Average Price	Publicly Announced	under the Plans or
	Shares Purchased	Paid Per Share	Plans or Programs	Programs
				(000’s)
April	—	—	—	$72,083
May	—	—	—	$72,083
June	—	—	—	$72,083

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on June 3, 2004. There were 36,902,066 shares of common stock outstanding as of the record date, April 16, 2004. Of this amount, there were 35,275,623 shares of common stock represented in person or by proxy.

Proposal 1: The election of twelve directors to hold office until the Annual Meeting of Shareholders in 2005, or until their successors are elected and qualified:

	Number of Votes Cast
Common Class	Votes For	Votes Withheld
Robert W. Anestis	29,458,582	7,196,826
Robert D. Fagan	34,780,329	369,859
David M. Foster	34,725,991	424,197
Allen C. Harper	34,781,059	369,129
Adolfo Henriques	27,245,538	7,904,650
James E. Jordan	34,779,171	371,017
Gilbert H. Lamphere	34,743,585	406,603
John S. Lord	34,782,805	367,383
Joseph Nemec	27,261,317	7,888,871
Herbert H. Peyton	34,781,069	369,119
James J. Pieczynski	34,779,295	370,893
Winfred L. Thornton	32,335,260	2,814,928

Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Report or furnished with this Report.

(b) Reports on Form 8-K

1. On April 29, 2004, under Item 12 on Form 8-K, the Registrant furnished information concerning the Company’s results of operations for its first quarter ended March 31, 2004. A copy of the press release was attached as Exhibit 99 to this report.

2. On May 14, 2004, under Item 9 on Form 8-K, the Registrant furnished information that Mr. Robert W. Anestis, Chairman, President and Chief Executive Officer of Florida East Coast Industries, Inc. would make presentations to various investors in and around Boston, Massachusetts on May 14, 2004, highlighting the Company’s consolidated and subsidiaries’ business accomplishments, as well as (but not limited to) business opportunities, markets and certain financial results. The presentation is available on the Company’s website http://www.feci.com.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLORIDA EAST COAST INDUSTRIES, INC. (Registrant)
Date: August 6, 2004	/s/ Mark A. Leininger
Mark A. Leininger,
Vice President and Controller

Date: August 6, 2004	/s/ Daniel H. Popky
Daniel H. Popky,
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

PAGE
S-K ITEM 601	DOCUMENTS	NUMBERS
3.(i)	Second Amended and Restated Articles of Incorporation	*

3.(ii)	Amended and Restated By-Laws of FECI through February 26, 2004	#

3.(iii)	Amended and Restated Articles of Amendment Relating to Designation of Series A Participating Cumulative Preferred Stock	**

4	Amended and Restated Rights Agreement dated as of September 22, 2003	**

10 (a)	Employment Agreement, Change in Control Agreement and Restricted Stock Agreement dated February 18, 2004 between FECI and Daniel H. Popky	##

10 (b)	Amendment Number Two, made as of February 26, 2004, to the Employment Agreement dated October 30, 1998, as amended on March 6, 2003, between FECI and Robert W. Anestis	###

10 (c)	Representative Amendment, made as of February 26, 2004, to the Employment Agreements dated February 2, 1999 between FECI and certain Executive Officers (Vice Chairman, Executive Vice President-Rail Operations and Executive Vice President, General Counsel and Secretary)	####

10 (d)	Third Amendment dated as of July 15, 2004 to Credit Agreement dated March 22, 2001 between Florida East Coast Industries, Inc., Bank of America, N.A., Wachovia Bank, N.A., SunTrust Bank, Union Planters Bank, Fleet National Bank, LaSalle Bank National Association, and BNP Paribas	***

10 (e)	Stock Purchase Agreement dated as of August 4, 2004 between Florida East Coast Industries, Inc. and Alfred I. duPont Testamentary Trust and The Nemours Foundation	***

31.1 – 31.2	Section 302 Certifications	34-35

32.1	Section 906 Certification	36

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

***These documents, dated August 4, 2004, are filed as exhibits to Form 10-Q with the Securities and Exchange Commission on August 9, 2004.