Form 10-Q
period 2004-09-30
FLORIDA EAST COAST INDUSTRIES INC
filed 2004-11-03
CIK 740796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES (X) NO (   )

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at September 30, 2004

Common Stock-no par value	31,768,012 shares

FLORIDA EAST COAST INDUSTRIES, INC.

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	32-33

Item 6.	Exhibits and Reports on Form 8-K	33

FLORIDA EAST COAST INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30	December 31
	2004	2003
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (Note 14)	60,843	125,057
Accounts receivable (net)	24,005	23,599
Materials and supplies	3,552	1,603
Assets held for sale (Note 10)	7,731	7,474
Deferred income taxes	3,610	5,986
Prepaid expenses	6,066	5,214
Other current assets	2,865	2,571

Total current assets	108,672	171,504
Properties, Less Accumulated Depreciation	832,724	814,683
Other Assets and Deferred Charges	26,302	22,163

Total Assets	967,698	1,008,350

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	30,732	34,027
Taxes payable (Note 13)	21,534	5,378
Deferred revenue	7,800	3,000
Short-term debt (Note 8)	4,824	2,838
Accrued casualty and other liabilities	1,094	1,815
Other accrued liabilities	9,321	19,640

Total current liabilities	75,305	66,698
Deferred Income Taxes	141,919	135,497
Long-Term Debt, net of current portion (Note 8)	339,209	238,305
Accrued Casualty and Other Liabilities	9,159	9,717
Shareholders’ Equity
Common Stock:	95,656	77,784
Common stock; no par value; 150,000,000 shares authorized; 38,314,539 shares issued and 31,768,012 shares outstanding at September 30, 2004, and 37,701,406 shares issued and 36,717,404 shares outstanding at December 31, 2003

Retained earnings	521,969	499,708
Restricted stock deferred compensation	(7,221)	(4,592)
Treasury stock at cost (6,546,527 shares at September 30, 2004 and 984,002 shares at December 31, 2003) (Note 6)	(208,298)	(14,767)

Total shareholders’ equity	402,106	558,133

Total Liabilities and Shareholders’ Equity	967,698	1,008,350

(Prior year’s results have been reclassified to conform to current year’s presentation.)

See accompanying notes to consolidated financial statements (unaudited).

FLORIDA EAST COAST INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)
(unaudited)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2004	2003	2004	2003
Operating revenues
Railway operations	46,261	44,729	144,920	134,227
Realty rental and services	18,196	16,808	53,811	50,164
Realty sales	12,327	25,298	19,988	50,423

Total revenues	76,784	86,835	218,719	234,814
Operating expenses
Railway operations	38,439	33,969	113,324	103,408
Realty rental and services	15,761	32,027	47,432	63,815
Realty sales	1,898	16,260	6,015	27,479
Corporate general & administrative	2,915	3,388	11,648	9,285

Total expenses	59,013	85,644	178,419	203,987
Operating profit	17,771	1,191	40,300	30,827
Interest income	263	365	819	716
Interest expense	(4,214)	(4,137)	(11,933)	(12,641)
Other income (Note 7)	3,027	2,224	10,814	7,417

	(924)	(1,548)	(300)	(4,508)
Income (loss) before income taxes	16,847	(357)	40,000	26,319
Provision for income taxes	(6,487)	138	(15,401)	(10,132)

Income (loss) from continuing operations	10,360	(219)	24,599	16,187
Discontinued Operations (Note 3)
(Loss) income from operation of discontinued operations (net of taxes)	(60)	(36)	104	(300)
Gain on disposition of discontinued operations (net of taxes)	170	1,301	2,457	1,328

Income from discontinued operations	110	1,265	2,561	1,028
Net income	10,470	1,046	27,160	17,215

Earnings Per Share
Income (loss) from continuing operations – basic	$0.31	($0.01)	$0.69	$0.44
Income (loss) from continuing operations – diluted	$0.31	($0.01)	$0.68	$0.44
(Loss) income from operation of discontinued operations – basic	($0.00)	($0.00)	$0.01	($0.01)
(Loss) income from operation of discontinued operations – diluted	($0.00)	($0.00)	$0.00	($0.01)
Gain on disposition of discontinued operations - basic	$0.01	$0.04	$0.07	$0.04
Gain on disposition of discontinued operations – diluted	$0.00	$0.04	$0.07	$0.04

Net income - basic	$0.32	$0.03	$0.77	$0.47
Net income - diluted	$0.31	$0.03	$0.75	$0.47
Average shares outstanding – basic	33,161,016	36,509,557	35,467,893	36,500,847
Average shares outstanding – diluted	33,864,172	36,509,557	36,165,628	36,810,584

(Prior year’s results have been reclassified to conform to current year’s presentation, including discontinued operations.)

See accompanying notes to consolidated financial statements (unaudited).

FLORIDA EAST COAST INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months
	Ended September 30
	2004	2003
Cash Flows from Operating Activities
Net income	27,160	17,215
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	36,668	35,931
Gain on disposition of properties	(17,973)	(25,827)
Deferred taxes	8,798	10,576
Other	4,146	2,360

	58,799	40,255
Changes in operating assets and liabilities:
Accounts receivable	(406)	(5,873)
Prepaid expenses	(852)	(1,536)
Other current assets	(4,336)	(3,708)
Other assets and deferred charges	(6,468)	715
Accounts payable	(3,180)	(1,042)
Taxes payable	16,156	12,963
Income tax refund	—	74,572
Other current liabilities	(1,374)	10,030
Accrued casualty and other long-term liabilities	(1,279)	(860)

	(1,739)	85,261
Net cash generated by operating activities	57,060	125,516

Cash Flows from Investing Activities
Purchases of properties	(73,429)	(77,349)
Proceeds from disposition of assets	36,713	72,980

Net cash used in investing activities	(36,716)	(4,369)

Cash Flows from Financing Activities
Receipt from mortgage debt (Note 8)	105,000	—
Payment of mortgage debt	(2,110)	(1,963)
Payment of line of credit	—	(53,000)
Payment of dividends	(4,899)	(58,985)
Payment for stock repurchase (Note 6)	(191,126)	—
Proceeds from exercise of options	10,416	1,564
Other	(1,839)	(668)

Net cash used in financing activities	(84,558)	(113,052)

Net (Decrease) Increase in Cash and Cash Equivalents	(64,214)	8,095
Cash and Cash Equivalents at Beginning of Period	125,057	83,872

Cash and Cash Equivalents at End of Period	60,843	91,967

Supplemental Disclosure of Cash Flow Information
Cash paid (received) for income taxes	4,700	(74,216)

Cash paid for interest	15,718	13,386

(Prior year’s results have been reclassified to conform to current year’s presentation.)

See accompanying notes to consolidated financial statements (unaudited).

FLORIDA EAST COAST INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. General

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all accruals and adjustments considered necessary to present fairly the Company’s financial position as of September 30, 2004 and December 31, 2003, and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 2004 and 2003. Results for interim periods are not necessarily indicative of the results to be expected for the year. The consolidated balance sheet as of December 31, 2003 included herein has been derived from the Company’s audited consolidated financial statements for the year ended December 31, 2003. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

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

Note 3. Discontinued Operations

Real Estate

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), components of Flagler that meet certain criteria have been accounted for as discontinued operations. Therefore, income or loss attributable to the operations and sale of the components classified as discontinued operations are presented in the statement of income as discontinued operations, net of applicable income taxes.

Discontinued operations for 2004 include the gains on the sales and the related operations of an office building and an industrial building. Discontinued operations for 2003 include the operations of the above mentioned properties, as well as the operations of an industrial building sold during 2003 and the gain on the sale and related operations of Flagler’s 50% interest in three buildings held in partnership with Duke Realty.

	Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30
(dollars in thousands)	2004	2003	2004	2003
Summary of Operating Results of Discontinued Operations
Flagler realty rental revenues	8	344	739	1,535
Flagler realty rental expenses	104	403	569	2,260

Operating (loss) income	(96)	(59)	170	(725)
Interest income	—	—	—	43

(Loss) income before income taxes	(96)	(59)	170	(682)
Income tax benefit (expense)	36	23	(66)	263

(Loss) income from discontinued operations	(60)	(36)	104	(419)

Gain on disposition of discontinued operations (net of taxes of $0.1 million and $1.1 million for the three months ended September 30, 2004 and 2003, respectively, and $1.5 million and $1.1 million for the nine months ended September 30, 2004 and 2003, respectively.)	170	1,763	2,457	1,763

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

	Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30
(dollars in thousands)	2004	2003	2004	2003
Summary of Operating Results of Discontinued Operations
EPIK revenues	—	—	—	—
EPIK expenses	—	—	—	65

Loss before income taxes	—	—	—	(65)
Income tax benefit	—	—	—	25

Loss from discontinued operations	—	—	—	(40)

Loss on disposition of discontinued operations (net of taxes of $0.3 million for the three months and nine months ended September 30, 2003, respectively)	—	(462)	—	(462)

At the time of EPIK’s sale, the Company accrued certain liabilities (primarily employee severance) related to the sale. A roll-forward of the liabilities through September 30, 2004 is as follows:

	Employee
	Severance
(dollars in thousands)	Costs	Other	Totals
Accruals @ 12/31/03	577	—	577
Additions & adjustments**	—	—	—
Utilization	(301)	—	(301)

Ending balance @ 9/30/04	276	—	276

**-Any additions and adjustments to the liabilities that resulted from changes in estimates or final determinations are accounted for as gain or loss on disposition of discontinued operations on the consolidated financial statements.

Also, FECI is a guarantor on certain leases (primarily office space) and could be contingently liable if EPIK were to default on certain lease obligations. Estimates for these guarantees were approximately $2.5 million at the time of the sale. These amounts could be subject to change in subsequent periods and are estimated to be $0.7 million at September 30, 2004.

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

	Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30
(dollars in thousands)	2004	2003	2004	2003
Summary of Operating Results of Discontinued Operations
Trucking revenues	—	—	—	—
Trucking expenses	—	—	—	(259)

Income before income taxes	—	—	—	259
Income tax expense	—	—	—	(100)

Income from discontinued operations	—	—	—	159

Gain on disposition of discontinued operations (net of taxes of $17 for the nine months ended September 30, 2003.)	—	—	—	27

As a result of the discontinuance, certain liabilities were accrued related to this exit plan. A roll-forward of the liabilities through September 30, 2004 is as follows:

	Employee
	Severance	Tractor/Trailer
(dollars in thousands)	Costs	Disposition Costs	Other	Totals
Accruals @ 12/31/03**	104	—	8	112
Additions & adjustments*	—	—	—	—
Utilization	(104)	—	(8)	(112)

Ending balance @ 9/30/04**	—	—	—	—

*-Any additions and adjustments to the liabilities that resulted from changes in estimates or final determinations are accounted for as gain or loss on disposition of discontinued operations on the consolidated financial statements.

**-These amounts are included in Railway’s liabilities.

Note 4. Commitments and Contingencies

The Company is the defendant and plaintiff in various lawsuits resulting from its operations. In the opinion of management, appropriate provision has been made in the financial statements for the estimated liability that may result from disposition of such matters. The Company maintains comprehensive liability insurance for bodily injury and property claims, but is self-insured or maintains a significant self-insured retention for these exposures, particularly at Florida East Coast Railway, LLC (FECR or Railway). These lawsuits are related to alleged bodily injuries sustained by Railway employees or third parties, employment related matters such as alleged wrongful termination and commercial or contract disputes.

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

The ground lease covered 97 acres owned in fee by Broward County at Port Everglades, which is located near Fort Lauderdale, Florida. The County and the Company have now terminated the entire lease. In consideration for the early termination, the Company (a) conveyed title to certain land improvements and a warehouse on the leased property and (b) paid to Broward County $5.4 million reduced by additional rental payments made by the Company from November 2003 until closing and some other minor adjustments, the net additional payment being $3.7 million. Additionally, the Company paid $1.8 million to resolve a dispute under a related agreement between the County, the City of Hollywood and the Company for payments in-lieu-of taxes for the lease term. The settlement terminates all agreements affecting the Company in respect to the leased premises.

During the third quarter of 2003, the Company recorded a charge of $16.4 million ($10.1 million after tax), reflecting management’s estimate of the cost of terminating the ground lease. Final costs of terminating the ground lease, including the settlement with the City, were $16.9 million. The additional costs of $0.5 million are included in the year-to-date 2004 operating results.

FECR committed $1.5 million to jointly fund an overpass over the Medley branch tracks to give access to warehouse space without crossing the railway. The landowner and a customer are also funding this project with FECR’s portion to be paid half in 2004 and half in 2005. The construction of the overpass is contingent upon project costs not exceeding a stipulated total amount.

Note 5. Earnings Per Share

The diluted weighted-average number of shares includes the net shares that would be issued upon the exercise of “in-the-money” stock options using the treasury stock method. Applying the treasury stock method, the “in-the-money” stock options resulted in the dilution of 697,735 shares and 309,737 shares at September 30, 2004 and 2003, respectively. “Out-of-the-money” shares were 994,338 shares and 2,147,569 shares at September 30, 2004 and 2003, respectively.

Note 6. Dividends and Stock Repurchase

On August 26, 2004, the Company declared a dividend of $.05 per share on all issued and outstanding common stock, payable September 23, 2004 to shareholders of record as of September 9, 2004. The determination of the amount of future cash dividends, if any, to be declared and paid by the Company will depend upon, among other things, the Company’s financial condition, funds from operations, level of capital expenditures, future business prospects and other factors deemed relevant by the Board of Directors.

On August 13, 2004, the Company purchased 5.5 million shares of common stock from The Alfred I. duPont Testamentary Trust and The Nemours Foundation for $34.50 per share or approximately $190 million. These repurchased shares are now shown on the Consolidated Balance Sheets as Treasury Stock. This transaction exhausted the remaining $72 million that existed under the previous $75 million stock repurchase authorization. As a result, on August 4, 2004, the Board of Directors authorized the expenditure of $40 million to repurchase common stock from time to time through a program of open market purchases and/or privately negotiated transactions.

Note 7. Other Income

	Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30
(dollars in thousands)	2004	2003	2004	2003
Pipe & wire crossings/signboards	1,460	640	5,924	2,517
Fiber lease income	1,612	1,686	5,111	4,981
Other (net)	(45)	(102)	(221)	(81)

	3,027	2,224	10,814	7,417

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

Note 8. Debt

At September 30, 2004, the Company had a $200 million revolving credit agreement with certain financial institutions, for which the Company presently pays (quarterly) commitment fees, as applicable under the agreement, at a range of 20-50 basis points. The Company’s revolving credit agreement contains various covenants which, among other things, require the maintenance of certain financial ratios related to fixed charge coverage and maximum leverage; establish minimum levels of net worth; establish limitations on indebtedness, certain types of payments, including dividends, liens and investments; and limit the use of proceeds of asset sales. Some of the above covenants provide specific exclusion of certain financing and investing activities at Flagler. The Company believes the most restrictive of such ratios is the Group Debt/EBITDA ratio (as defined in the Credit Facility Agreement). The Credit Facility Agreement provides that at September 30, 2004, the Company’s Group Debt/EBITDA ratio shall be no greater than 2.50. At September 30, 2004, the Company’s actual Group Debt/EBITDA ratio was 0.00. Pursuant to the Credit Facility Agreement, the required Group Debt/EBITDA ratio is 2.50 for the remainder of the agreement, which expires on March 31, 2005. Although no assurances can be given as to the Company’s future compliance with the Group Debt/EBITDA ratio covenant or other financial covenants, the Company has complied with the terms of the Credit Facility Agreement in the past and expects to continue to comply with them in the future. The Company plans on maintaining a revolving credit facility in support of its general corporate needs. The Company’s current intent is to extend or renew the existing credit agreement before it matures on March 31, 2005.

Borrowings under the credit agreement bear interest at variable rates linked to the LIBOR Index. Interest on borrowings is due and payable on the “rollover date” for each draw. Outstanding borrowings can be paid at any time by the borrower, or at the conclusion of the facility’s term. On February 7, 2003, the Company extended its revolving bank credit facility for an additional year to March 31, 2005. In tandem with the extension, the Company and its banks made amendments to the facility that included a reduction in the aggregate amount of the commitments from $300 million to $200 million, the elimination of the Global Debt to EBITDA covenant, which included the results of EPIK, an increase in the stock repurchase and special dividend limit to $150 million (which also, allowed and subsequently was increased in 2004 to $200 million if certain financial ratio tests were met), an increase in the non-recourse mortgage financing limit from $250 million to $325 million, and other miscellaneous modifications. At September 30, 2004, there were no borrowings outstanding under the facility.

During 2001, Flagler issued $247 million of mortgage notes with $160 million due July 1, 2011 and $87 million due October 1, 2008. At September 30, 2004, $239 million was outstanding on these notes. Certain buildings and properties of Flagler collateralize these notes. Interest and principal repayments on the notes are payable monthly based on a fixed 7.39% and 6.95% weighted-average interest rate, respectively, for each note offering, on the outstanding principal amount of the mortgage notes assuming a thirty-year amortization period. The net proceeds in 2001 were used to repay existing indebtedness under the Company’s revolving credit facility.

On August 10, 2004, Flagler issued $105 million of seven-year mortgage notes. Certain buildings and properties of Flagler collateralize these notes. The mortgage notes consist of a $60 million note with a fixed rate of interest of 5.27% and a $45 million note with a floating rate of interest based on the 90-day LIBOR Index plus 1.00% (2.71% at September 30, 2004). Repayments of principal and interest are payable monthly based upon a thirty-year amortization schedule. At September 30, 2004, the Company considers the estimated fair market value of the mortgage notes to be $374.3 million.

On July 15, 2004, the Company and its banks made amendments to the facility to accommodate upcoming anticipated transactions. The Company increased the non-recourse mortgage financing limit from $325 million to $350 million to allow for the issuance of the $105 million of seven-year notes mentioned in the previous paragraph and increased the stock repurchase and special dividend limit to $300 million (eliminating the financial ratio test needed to exceed $150 million) to allow for the $190 million repurchase from the Trust and Foundation and $40 million stock repurchase program. At September 30, 2004, the Company had $46 million remaining under the $300 million stock repurchase and special dividend limit.

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

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), to stock-based employee compensation:

	Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30
(dollars in thousands, except per share amounts)	2004	2003	2004	2003
Net income — as reported	10,470	1,046	27,160	17,215
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all stock option awards (net of related tax effects)	(189)	(778)	(569)	(1,893)

Pro forma net income	10,281	268	26,591	15,322

Earnings per share:
Basic — as reported	$0.32	$0.03	$0.77	$0.47
Basic — pro forma	$0.31	$0.01	$0.75	$0.42
Diluted — as reported	$0.31	$0.03	$0.75	$0.47
Diluted — pro forma	$0.30	$0.01	$0.74	$0.42

Note 10. Realty Land Sales and Associated Cost

In accordance with Statement of Financial Accounting Standard No. 66, “Accounting for Sale of Real Estate,” revenue for realty land sales is recognized upon the closing of sales contracts and when collection of the sales proceeds is reasonably assured. During the current period, all sales proceeds were received in cash at closing.

The net book value of buildings and land is presented separately in the Consolidated Balance Sheets when assets meet the criteria for classification as “assets held for sale” in accordance with SFAS 144 (i.e., a sales contract is executed and significant non-refundable monies are provided by the buyer.) Not all building and land sales, particularly less significant dispositions, meet the criteria described above. At September 30, 2004, a large land parcel under contract for sale is included in this category.

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

The realty segment is engaged in the development, leasing, management, operation and selected sale of commercial and industrial property, as well as undeveloped land.

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

The Company’s reportable segments are strategic business units that offer different products and services and are managed separately.

Information by industry segment:

	Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30
(dollars in thousands)	2004	2003	2004	2003
Operating Revenues
Railway operations	46,261	44,729	144,920	134,227
Realty:
Flagler realty rental and services	17,369	15,931	51,490	47,758
Flagler realty sales	11,154	19,028	17,711	40,722
Other rental	827	877	2,321	2,406
Other sales	1,173	6,270	2,277	9,701

Total realty	30,523	42,106	73,799	100,587
Total revenues*	76,784	86,835	218,719	234,814

Operating Expenses
Railway operations	38,439	33,969	113,324	103,408
Realty:
Flagler realty rental and services	15,134	13,120	44,919	42,041
Flagler realty sales	1,898	16,260	6,015	27,479
Other rental	627	18,907	2,513	21,774

Total realty	17,659	48,287	53,447	91,294
Corporate general & administrative	2,915	3,388	11,648	9,285

Total expenses*	59,013	85,644	178,419	203,987

Operating Profit (Loss)
Railway operations	7,822	10,760	31,596	30,819
Realty	12,864	(6,181)	20,352	9,293
Corporate general & administrative	(2,915)	(3,388)	(11,648)	(9,285)

Operating profit	17,771	1,191	40,300	30,827

Interest income	263	365	819	716
Interest expense	(4,214)	(4,137)	(11,933)	(12,641)
Other income	3,027	2,224	10,814	7,417

	(924)	(1,548)	(300)	(4,508)

Income (loss) before income taxes	16,847	(357)	40,000	26,319
Provision for income taxes	(6,487)	138	(15,401)	(10,132)

Income (loss) from continuing operations	10,360	(219)	24,599	16,187

Discontinued Operations
(Loss) income from operation of discontinued operations (net of taxes)	(60)	(36)	104	(300)
Gain on disposition of discontinued operations (net of taxes)	170	1,301	2,457	1,328

Net Income	10,470	1,046	27,160	17,215

(Prior year’s results have been reclassified to conform to current year’s presentation, including discontinued operations.)

*-For the periods presented, there are no intersegment revenues and expenses.

Note 12. The St. Joe Company

St. Joe Company and affiliates provided certain real estate services to the Company under service agreements, which expired in October 2003. These services included property management, development management and construction coordination and leasing services. Flagler now has operational responsibility for these services. However, Codina, a St. Joe affiliate, continues to provide development and leasing services at Flagler’s South Florida properties. Amounts paid to St. Joe and affiliates for these services for the third quarter of 2004 and 2003, respectively, were as follows: property management services of $0 million and $0.5 million, development fees of $0.1 million and $0.1 million, construction coordination fees of $0 million and $0.1 million and leasing commissions of $0.6 million and $0.4 million.

Note 13. Taxes Payable

	Sept. 30, 2004	Dec. 31, 2003
(dollars in thousands)
Federal Income Tax	7,077	3,494
State Income Tax	—	—
Property Taxes	14,161	1,340
Other	296	544

Taxes Payable	21,534	5,378

Note 14. Cash Deposits and §1031 Escrow Funds

At September 30, 2004, the Company had $17.7 million of cash deposits and §1031 escrow funds held by qualifying intermediaries. These funds represent $9.9 million currently anticipated to be used in §1031 exchanges to buy qualifying property and $7.8 million of non-refundable deposits associated with the Company’s anticipated land sales.

Note 15. Engineering Study

During 2003, FECR commenced an engineering- and economics-based study of its principal right-of-way and equipment assets to develop a multi-year maintenance and replacement plan and associated estimates of the assets’ remaining lives. The engineering studies segregated the equipment and right-of-way assets into the following major groupings: locomotives, rolling stock (e.g. hoppers, flatcars, etc.), bridges and track structure (rail, ties, ballast, and other track material). During the third quarter of 2004 the engineering study (including associated estimated accounting lives) for locomotives was completed. Additionally, the engineering studies for rolling stock and bridges were substantially completed, however, finalization of these studies is not expected until late in the fourth quarter of 2004. The right-of-way asset engineering study is currently under way with a completion date during the first half of 2005.

The locomotive study indicated no substantive change in the annual maintenance or capital replacement programs. FECR will continue its general practice of maintaining locomotives for the entirety of their useful operating life. From this engineering study FECR identified three major sub-components of its locomotive assets: Hulk/Chassis, Locomotive engine and Combos (i.e. wheel assemblies, electric motors, etc.) The replacement and resulting depreciable lives for each of these sub-components is 50 years, 7 years and 3 years, respectively. Annual depreciation is expected to increase approximately 8% or $0.2 million as a result of the study. These depreciable lives will be implemented in the fourth quarter of 2004.

These pending studies and their conclusions may result in material changes in FECR’s maintenance and capital spending and in the estimated remaining useful lives of its property, plant and equipment, which may affect future depreciation rates and expense.

Item 2.

Management’s Discussion and Analysis of the Consolidated
Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include the Company’s present expectations or beliefs concerning future events. These statements may be identified by the use of words like “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could,” and other expressions that indicate future events and trends. Such forward-looking statements may include, without limitation, statements that the Company does not expect that lawsuits, review of open tax years by the IRS, environmental costs, commitments, including future contractual obligations, contingent liabilities, financing availability, labor negotiations or other matters will have a material adverse effect on its consolidated financial condition, statements concerning future capital needs and sources of such capital funding, statements concerning future intentions with respect to the payment of dividends, execution of a share repurchase program, and other potential capital distributions, number of shares to be repurchased, availability of cash to fund the stock repurchase, future growth potential of the Company’s lines of business, performance of the Company’s product offerings, other similar expressions concerning matters that are not historical facts, and projections relating to the Company’s financial results. The Company cautions that such statements are necessarily based on certain assumptions, which are subject to risks and uncertainties that could cause actual results to materially differ from those contained in these forward-looking statements. Important factors that could cause such differences include, but are not limited to, the changing general economic conditions (particularly in the state of Florida, the southeast US and the Caribbean) as they relate to economically sensitive products in freight service and building rental activities; ability to manage through economic recessions or downturns in customers’ business cycles; industry competition; possible future changes in the Company’s structure, lines of business, business and investment strategies, and related implementation; legislative or regulatory changes; technological changes; volatility of fuel prices (including volatility caused by military actions); changes in levels of preventive and capital maintenance and depreciation rates resulting from future railway right-of-way and equipment life studies; changes in the ability of the Company to complete its financing plans, changes in interest rates, settle future contractual obligations as estimated in time and amount and conclude labor negotiations in a satisfactory way; changes in insurance markets, including increases in insurance premiums and deductibles; the availability and costs of attracting and retaining qualified independent third party contractors; liability for environmental remediation and changes in environmental laws and regulations; the ultimate outcome of environmental investigations or proceedings and other types of claims and litigation; natural events such as weather conditions, floods, earthquakes and forest fires; discretionary government decisions affecting the use of land and delays resulting from weather conditions and other natural occurrences that may affect construction or cause damage to assets; the ability of buyers to terminate contracts to purchase real estate from the Company prior to the expiration of inspection periods; failure or inability of third parties to fulfill their commitments or to perform their obligations under agreements; costs and availability of land and construction materials; buyers’ inability or unwillingness to close transactions, particularly where buyers only forfeit deposits upon failure to close; the Company’s future taxable income and other factors that may affect the availability and timing of utilization of the Company’s deferred tax assets; uncertainties, changes or litigation related to tax laws, regulations and the application thereof that could limit the tax benefits of the EPIK sale or of other possible transactions involving the Company; ability of the Company to execute and complete a share repurchase program; the Company’s ability to pay dividends, repurchase shares or to make other distributions to shareholder(s); and other risks inherent in the real estate and other businesses of the Company.

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

Results of Operations

Consolidated Results

Third Quarter and Nine Months

The Company reported consolidated revenues of $76.8 million for the third quarter 2004, compared to $86.8 million in the third quarter 2003. The decrease in consolidated revenues is due to two large land sales that took place during the third quarter of 2003 (Citicorp - $14.4 million and Stuart Commerce Bank - $2.2 million) partially offset by increased 2004 Railway revenues and Flagler rental and services revenue. The Company reported income (loss) from continuing operations of $10.4 million and ($0.2) million for the quarters ended September 30, 2004 and 2003, respectively. The Company reported net income of $10.5 million, or $0.31 per diluted share in the third quarter, 2004, compared with net income of $1.0 million, or $0.03 per diluted share in the third quarter of 2003. The increase in income from continuing operations and net income results primarily from a 2003 charge of $16.4 million ($10.1 million after tax) for reserves associated with the termination of the Port Everglades lease. Additionally, improved operating profit from Flagler rental and services revenue was offset by decreased operating profit at FECR which resulted from the negative impact of hurricane related lost revenues and costs.

For the nine months ended September 30, 2004, FECI reported consolidated revenues of $218.7 million, compared to $234.8 million for the same period in 2003. Consolidated revenues decreased for the nine months ended September 30, 2004 due to decreased land sales activity at Flagler. The nine months ended September 30, 2003 contained several large land sales at Flagler including Citicorp ($14.4 million), Baptist Hospital ($9.5 million), Ft. Pierce ($5.6 million), Stuart Commerce Park ($2.2 million) and Weston Office Park ($2.2 million) as well as other small parcels. This was partially offset by revenue increases at FECR and higher Flagler realty and rental services revenue. The Company reported income from continuing operations of $24.6 million and $16.2 million for the nine months ended September 30, 2004 and 2003, respectively. The Company reported net income of $27.2 million, or $0.75 per diluted share, for the nine months ended September 30, 2004, compared to net income of $17.2 million, or $0.47 per diluted share, for the prior year period. The increase in income from continuing operations and net income is primarily effected by the 2003 charge of $16.4 million ($10.1 million after tax) for reserves associated with the termination of the Port Everglades lease offset by the above mentioned 2004 land sale activity decrease plus an increase in corporate general and administrative expenses (primarily costs associated with grants of restricted stock). Additionally, other income increased in 2004 due to new utility wire-crossing agreements ($2.6 million) with a single customer.

Railway
Third Quarter

FECR’s traffic volume and revenues for the three months ended September 30, 2004 and 2003, respectively, are shown below. Also, FECR’s quarterly operating expenses are presented below.

TRAFFIC
Three Months Ended September 30
(dollars and units in thousands)

	2004	2003	Percent	2004	2003	Percent
Commodity	Units	Units	Variance	Revenues	Revenues	Variance
Rail Carloads
Crushed stone (aggregate)	28.1	31.5	(10.8)	13,495	14,691	(8.1)
Construction materials	1.4	1.5	(6.7)	913	808	13.0
Vehicles	4.3	4.7	(8.5)	3,509	3,744	(6.3)
Foodstuffs & kindred	3.0	2.9	3.4	2,329	2,151	8.3
Chemicals & distillants	0.8	0.9	(11.1)	1,003	1,004	(0.1)
Paper & lumber	1.4	1.4	—	1,408	1,412	(0.3)
Other	3.0	3.7	(18.9)	1,813	2,172	(16.5)

Total carload	42.0	46.6	(9.9)	24,470	25,982	(5.8)
Intermodal	68.6	62.1	10.5	20,801	18,043	15.3

Total freight units/revenues	110.6	108.7	1.7	45,271	44,025	2.8
Ancillary revenue	—	—	—	990	704	40.6

Railway segment revenue	—	—	—	46,261	44,729	3.4

(Prior year’s results have been reclassified to conform to current year’s presentation. Previously, drayage revenues were shown separately but are now classified for all periods in intermodal revenues, given their integrated relationship.)

RAILWAY OPERATING EXPENSES

	Three Months	Three Months
	Ended Sept. 30	Ended Sept. 30
(dollars in thousands)	2004	2003
Compensation & benefits	12,795	12,537
Fuel	3,869	3,228
Equipment rents (net)	835	826
Car hire (net)	(1,162)	(1,427)
Depreciation	5,006	4,925
Purchased services	2,284	2,327
Repairs to/by others (net)	(1,009)	(1,189)
Load/unload	1,822	1,808
Casualty & insurance	1,775	1,670
Property taxes	1,462	1,363
Materials	2,087	2,296
General & administrative expenses	2,112	2,447
Outside contractor delivery costs	3,251	2,110
Other	3,312	1,048

Total operating expenses	38,439	33,969

(Prior year’s results have been reclassified to conform to current year’s presentation. Previously, drayage expenses were shown separately but are now classified for all periods in their related natural category expense item.)

Railway segment revenues increased $1.6 million to $46.3 million in third quarter 2004 from $44.7 million in third quarter 2003. FECR had five days in early September and four days in late September with no traffic movements due to Hurricanes Frances and Jeanne reducing 2004 third quarter revenues. Carload revenues decreased $1.5 million in the third quarter 2004 over 2003. This decrease in carload revenue was primarily a decline in third quarter 2004 aggregate revenues of $1.2 million due to lost revenue days associated with Hurricanes Frances and Jeanne. However, offsetting FECR’s decline in carload revenues was an increase in intermodal revenue. After several years of decline in intermodal revenue, the third quarter of 2004 marked its fifth consecutive quarter of year-to-year growth despite the effects of the hurricanes, ending the quarter with $20.8 million in revenue, for an increase of $2.8 million over third quarter 2003. The “hurricane” train from Atlanta to South Florida increased revenues over 2003 with a record volume month during the quarter. Additionally, intermodal haulage revenue and the international business segment experienced strong growth in third quarter 2004. Partially offsetting these intermodal increases were declines in intermodal traffic received from one of FECR’s connecting carrier.

Operating expenses increased $4.5 million in third quarter 2004 over 2003. Third quarter 2004 expenses increased $3.0 million due to a main line derailment ($0.8 million), and Hurricanes Frances and Jeanne (estimated at $2.2 million combined), which are included in “other” expenses. The hurricane expenses included tree clearing, property damage to signals, buildings and bridges, and costs to operate and flag crossings during the power outages. Compensation expenses increased $0.3 million due to general wage increases. Outside contracted delivery service expenses to move product from the customers to the rail ramp increased $1.1 million in third quarter 2004 over 2003. Fuel expense increased $0.6 million due to increases in price per gallon and additional volume.

The Railway forward purchases fuel to manage the risk of fuel price increases. As of September 30, 2004, the Railway had forward purchase contracts of 4.9 million gallons for delivery from October 2004 to September 2005 for an average purchase price of $0.9793 per gallon before taxes and freight. This represents 54% of the estimated consumption for three months ended December 31, 2004 for an average purchase price of $0.9776 and represents 27% of the estimated consumption for the nine months ending September 30, 2005 for an average purchase price of $0.9805.

During 2003, FECR commenced an engineering- and economics-based study of its principal right-of-way and equipment assets to develop a multi-year maintenance and replacement plan and associated estimates of the assets’ remaining lives. The engineering studies segregated the equipment and right-of-way assets into the following major groupings: Locomotives, rolling stock (e.g. hoppers, flatcars, etc.), bridges and track structure (rail, ties, ballast, and other track material). During the third quarter of 2004 the engineering study (including associated estimated accounting lives) for locomotives was completed. Additionally, the engineering studies for rolling stock and bridges were substantially completed, however, finalization of these studies is not expected until late in the fourth quarter of 2004. The right-of-way asset engineering study is currently under way with a completion date during the first half of 2005.

The locomotive study indicated no substantive change in the annual maintenance or capital replacement programs. FECR will continue its general practice of maintaining locomotives for the entirety of their useful operating life. From this engineering study FECR identified three major sub-components of its locomotive assets: Hulk/Chassis, Locomotive engine and Combos (i.e. wheel assemblies, electric motors, etc.)The replacement and resulting depreciable lives for each of these sub-components is 50 years, 7 years and 3 years, respectively. Annual depreciation is expected to increase approximately 8% or $0.2 million as a result of the study. These depreciable lives will be implemented in the fourth quarter of 2004.

These pending studies and their conclusions may result in material changes in FECR’s maintenance and capital spending and in the estimated remaining useful lives of its property, plant and equipment, which may affect future depreciation rates and expense.

Nine Months

FECR’s traffic volume and revenues for the nine months ended September 30, 2004 and 2003, respectively, are shown below. Also, FECR’s nine month operating expenses are presented below.

TRAFFIC
Nine Months Ended September 30
(dollars and units in thousands)

	2004	2003	Percent	2004	2003	Percent
Commodity	Units	Units	Variance	Revenues	Revenues	Variance
Rail Carloads
Crushed stone (aggregate)	93.9	90.8	3.4	44,268	41,209	7.4
Construction materials	4.0	4.2	(4.8)	2,608	2,339	11.5
Vehicles	16.1	16.9	(4.7)	12,715	13,556	(6.2)
Foodstuffs & kindred	9.0	9.0	—	6,982	6,610	5.6
Chemicals & distillants	2.8	2.7	3.7	3,293	3,058	7.7
Paper & lumber	4.0	5.3	(24.5)	4,301	5,169	(16.8)
Other	10.3	11.7	(12.0)	6,445	6,864	(6.1)

Total carload	140.1	140.6	(0.4)	80,612	78,805	2.3
Intermodal	202.6	186.1	8.9	61,639	53,089	16.1

Total freight units/revenues	342.7	326.7	4.9	142,251	131,894	7.9
Ancillary revenue	—	—	—	2,669	2,333	14.4

Railway segment revenue	—	—	—	144,920	134,227	8.0

(Prior year’s results have been reclassified to conform to current year’s presentation. Previously, drayage revenues were shown separately but are now classified for all periods in intermodal revenues, given their integrated relationship.)

RAILWAY OPERATING EXPENSES

	Nine Months	Nine Months
	Ended Sept. 30	Ended Sept. 30
(dollars in thousands)	2004	2003
Compensation & benefits	40,057	38,228
Fuel	11,318	10,162
Equipment rents (net)	2,443	2,301
Car hire (net)	(2,022)	(2,236)
Depreciation	14,990	14,659
Purchased services	6,929	6,487
Repairs to/by others (net)	(2,226)	(2,578)
Load/unload	5,753	5,427
Casualty & insurance	4,732	4,721
Property taxes	4,324	3,851
Materials	7,559	6,944
General & administrative expenses	6,546	7,490
Outside contractor delivery costs	8,239	5,719
Other	4,682	2,233

Total operating expenses	113,324	103,408

(Prior year’s results have been reclassified to conform to current year’s presentation. Previously, drayage expenses were shown separately but are now classified for all periods in their related natural category expense item.)

Railway segment revenues increased $10.7 million to $144.9 million through September 2004 from $134.2 million through September 2003. Carload revenues increased $1.8 million over 2003 levels which is driven by record levels of aggregate business increasing revenue $3.1 million in 2004 over 2003. Food and kindred increased $0.4 million due to new capacity from an existing customer. Paper and lumber decreased $0.9 million due to lower first half 2004 lumber shipments and the loss of a coal contract in third quarter 2003 that was recently recaptured. Vehicle revenues decreased $0.8 million in 2004 over

2003 primarily due to the rental buyback program shifted to later in 2004 and loss of the National Guard move from the Iraq war in 2003.

Intermodal revenues increased $8.6 million for the first nine months in 2004 over the same period 2003. Leading the way was a resurgence in the parcel/LTL, domestic truckload segments and International loads, as well as continued strength in our Integrated Product. Intermodal haulage revenue experienced strong growth in 2004 as well as the retail service, which includes door-to-door deliveries. Partially offsetting these increases were declines in intermodal traffic received from one of FECR’s connecting carriers.

Operating expenses increased $9.9 million to $113.3 million for nine months ended September 2004, compared with $103.4 million for same period 2003. Overall, expenses (included in “Other”) increased $3.2 million due to a main line derailment ($0.8 million), Hurricane Charley ($0.2 million), and Hurricanes Frances and Jeanne (estimated at $2.2 million combined) in the third quarter 2004. The hurricane expenses were for tree clearing, property damage to signals, buildings and bridges, and costs to operate and flag crossings during the power outages. Compensation and benefits increased $1.8 million due to general wage increase, volume for new business and variable compensation. Outside contracted delivery expenses increased $2.5 million to deliver the additional door-to-door intermodal business. Materials increased $0.6 million due to additional repairs to the locomotives and freight cars. Fuel expense increased $1.2 million due to volume and increased price for diesel fuel. Purchased services increased $0.4 million over 2003 due to additional rail inspection services. Depreciation increased $0.3 million in 2004 over 2003. Equipment rents and per diem increased $0.4 million due to additional trailers and hopper cars being used for additional business. Property taxes increased $0.5 million for 2004 due to an increase in the property assessment for 2003. Offsetting these increases is a reduction of information technology costs of $0.9 million.

Realty Third Quarter

Flagler’s quarterly revenues and operating expenses for the three months ended September 30, 2004 and 2003, respectively, are presented below.

REALTY SEGMENT REVENUES

	Three Months	Three Months
	Ended Sept. 30	Ended Sept. 30
(dollars in thousands)	2004	2003
Rental revenues — Flagler	15,136	13,787
Services fee revenues	76	—
Rental income — straight-line rent adjustments	739	890
Operating expense recoveries	938	775
Rental revenues — undeveloped land	136	212
Other	344	267

Total rental revenue — Flagler properties	17,369	15,931
Rental revenues — other realty operations	827	877

Total rental revenues	18,196	16,808

Building and land sales — Flagler	11,154	19,028
Building and land sales — other realty operations	1,173	6,270

Total building and land sales revenues	12,327	25,298

Total realty segment revenues	30,523	42,106

(Prior year’s results have been reclassified to conform to current year’s presentation, including discontinued operations.)

REALTY SEGMENT EXPENSES

	Three Months	Three Months
	Ended Sept. 30	Ended Sept. 30
(dollars in thousands)	2004	2003
Real estate taxes — developed	1,783	1,560
Repairs & maintenance — recoverable	735	628
Services, utilities, management costs	3,295	3,097

Total expenses subject to recovery — Flagler properties	5,813	5,285

Real estate taxes — Flagler undeveloped land	1,195	548
Repairs & maintenance — non-recoverable	334	367
Depreciation & amortization — Flagler	6,222	5,445
SG&A — non-recoverable — Flagler	1,570	1,475

Total — non-recoverable expenses — Flagler properties	9,321	7,835

Total rental expenses — Flagler properties	15,134	13,120

Real estate taxes — other undeveloped land	64	714
Depreciation & amortization — other	10	41
SG&A — non-recoverable — other	553	18,152

Total rental expenses — other realty operations	627	18,907

Total rental expenses	15,761	32,027
Realty sales expenses	1,898	16,260

Total operating expenses	17,659	48,287

(Prior year’s results have been reclassified to conform to current year’s presentation, including discontinued operations.)

Results from Continuing Operations

Flagler rental and services revenues increased $1.5 million or 9.0% from $15.9 million in 2003 to $17.4 million in 2004. Revenues from operating properties increased $1.4 million. Same store occupancy increased to 94% at September 30, 2004 compared to September 30, 2003 occupancy of 85%. Same store properties generated revenues of $15.6 million during the three months ended September 30, 2004, an increase of $1.0 million over the quarter ended September 30, 2003 revenues of $14.6 million. Properties acquired in 2003 contributed revenues of $1.2 million, consistent with the prior year. Deerwood North 300 (new in 2004) contributed revenues of $0.4 million during the quarter ended September 30, 2004. Income from land rents decreased $0.1 million due to the continued disposition of non-core land holdings. Services fee revenues contributed $0.1 million in 2004.

Flagler held 58 finished buildings with 6.4 million square feet and occupancy of 94% at September 30, 2004. “Same store” properties include 5.8 million square feet at 94% occupancy at September 30, 2004 compared to 85% at September 30, 2003.

Flagler sales revenue decreased to $11.2 million in 2004 from $19.0 million in 2003, which included the sale of 78 acres to Citicorp for $14.4 million.

Flagler’s operating expenses increased $2.0 million or 15.4% to $15.1 million for the three months ended September 30, 2004 compared to $13.1 million during the three months ended September 30, 2003. Real estate taxes increased $0.9 million ($0.2 million recoverable; $0.7 million non-recoverable) primarily related to increased assessed land values at Flagler Station in South Florida. Also, depreciation and amortization increased $0.8 million (new in 2004 — $0.2 million; office park infrastructure/corporate — $0.6 million), recoverable expenses increased $0.3 million related to increased repairs and maintenance of $0.1 million and increased owners’ association expenses of $0.1 million related to Flagler Center maintenance costs, as well as increased management fee expenses of $0.1 million. Non-recoverable administrative costs increased by $0.1 million over the prior year primarily related to additional overhead costs such as deal chase costs, marketing and bad debt expense.

Flagler’s cost of land sales decreased $14.4 million, from $16.3 million in 2003 to $1.9 million in 2004. Land sales in 2003 included property within developed parks, which carry a higher cost per square foot.

Operating profit from operating properties increased $0.9 million to $5.9 million in the third quarter of 2004 compared to $5.0 million in the third quarter of 2003. Same store properties operating profit increased $0.9 million during the third quarter of 2004 while operating profit from properties acquired in 2003 decreased $0.1 million compared to the third quarter of 2003. New in 2004 properties contributed $0.1 million of operating profit during the third quarter of 2004.

Nine Months

Flagler’s revenues and operating expenses for the nine months ended September 30, 2004 and 2003, respectively, are presented below.

REALTY SEGMENT REVENUES

	Nine Months	Nine Months
	Ended Sept. 30	Ended Sept. 30
(dollars in thousands)	2004	2003
Rental revenues — Flagler	44,250	39,946
Services fee revenues	126	—
Rental income — straight-line rent adjustments	2,621	3,101
Operating expense recoveries	2,925	3,097
Rental revenues — undeveloped land	564	800
Equity pickup	—	62
Other	1,004	752

Total rental revenue — Flagler properties	51,490	47,758
Rental revenues — other realty operations	2,321	2,406

Total rental revenues	53,811	50,164

Building and land sales — Flagler	17,711	40,722
Building and land sales — other realty operations	2,277	9,701

Total building and land sales revenues	19,988	50,423

Total realty segment revenues	73,799	100,587

(Prior year’s results have been reclassified to conform to current year’s presentation, including discontinued operations.)

REALTY SEGMENT EXPENSES

	Nine Months	Nine Months
	Ended Sept. 30	Ended Sept. 30
(dollars in thousands)	2004	2003
Real estate taxes — developed	5,951	5,725
Repairs & maintenance — recoverable	2,015	1,835
Services, utilities, management costs	9,362	8,895

Total expenses subject to recovery — Flagler properties	17,328	16,455

Real estate taxes — Flagler undeveloped land	3,100	2,448
Repairs & maintenance — non-recoverable	885	714
Depreciation & amortization — Flagler	19,508	17,583
SG&A — non-recoverable — Flagler	4,098	4,841

Total — non-recoverable expenses — Flagler properties	27,591	25,586

Total rental expenses — Flagler properties	44,919	42,041

Real estate taxes — other undeveloped land	192	983
Depreciation & amortization — other	58	79
SG&A — non-recoverable — other	2,263	20,712

Total rental expenses — other realty operations	2,513	21,774

Total rental expenses	47,432	63,815

Realty sales expenses	6,015	27,479

Total operating expenses	53,447	91,294

(Prior year’s results have been reclassified to conform to current year’s presentation, including discontinued operations.)

Results from Continuing Operations

Flagler rental and services revenues increased $3.7 million or 7.8% from $47.8 million in 2003 to $51.5 million in 2004. Revenues from operating properties increased $3.9 million during the nine months ended September 30, 2004. Same store occupancy increased to 94% at September 30, 2004 compared to September 30, 2003 occupancy of 85%. Same store properties generated revenues of $45.9 million during the nine months ended September 30, 2004, including $0.4 million of net termination fees, an increase of $2.4 million over the nine months ended September 30, 2003 revenues of $43.5 million. Properties acquired in 2003 contributed revenues of $3.7 million during 2004, including a $0.2 million net termination fee, compared to $3.3 million during the prior year. Deerwood North 300 (new in 2004) contributed revenues of $1.1 million during the nine months ended September 30, 2004. For the first nine months of 2004, Flagler has experienced a 6% rate increase in “straight-line” rates (per square foot) and a 6% rate decrease in “cash-on-cash” rates which compares the ending and beginning cash rent payment at the time a tenant renews their lease. Income from land rents decreased $0.2 million due to the continued disposition of non-core land holdings and partnership equity income decreased $0.1 million during 2004 due to the purchase of the Beacon Station 22, 23 and 24 LP partnership interests. Services fee revenue contributed $0.1 million during the nine months ended September 30, 2004.

Flagler sales revenue decreased to $17.7 million in 2004 from $40.7 million in 2003.

Flagler’s operating expenses increased $2.9 million or 6.8% to $44.9 million for the nine months ended September 30, 2004 compared to $42.0 million during the nine months ended September 30, 2003. Real estate taxes increased $0.9 million ($0.2 million recoverable; $0.7 million non-recoverable), depreciation and amortization increased $1.9 million (same store — $0.2 million; new in 2003 – $0.1 million; new in 2004 added $0.4 million; office park infrastructure/corporate — $1.2 million), recoverable expenses increased $0.6 million due to increased owners’ association expense of $0.4 million related to Flagler Center maintenance costs, as well as increased administrative and management fee expenses of $0.2 million combined. Non-recoverable repairs and maintenance increased $0.2 million during the nine months ended September 30, 2004, offset by decreased non-recoverable administrative costs of $0.7 million compared to the prior year.

Flagler’s cost of land sales decreased $21.5 million, from $27.5 million in 2003 to $6.0 million in 2004 reflecting a lower level of sales volume in 2004.

Operating profit from operating properties increased $2.4 million to $15.5 million during the nine months ended September 30, 2004 compared to $13.1 million during the nine months ended September 30, 2003. Same store operating profit increased $2.0 million to $13.9 million during 2004. Operating profit from properties acquired in 2003 increased $0.1 million compared to the prior year and new in 2004 properties contributed $0.3 million of operating profit during 2004.

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

During 2004, Flagler sold (March) a 60,000-sq. ft. build-to-suit office building for $12.6 million for a pre-tax gain of $3.7 million, or $2.3 million, net of applicable taxes, and sold in September 2004 a 147,000-sq. ft. industrial building for $4.1 million, for a $0.3 million pre-tax gain, or $0.2 million, net of applicable taxes. Discontinued operations for 2003 include the operations of buildings sold in 2004 and the operations of an industrial building sold in November 2003, and Flagler’s 50% interest in three buildings held in partnership with Duke Realty disposed of during July 2003. The operating results of these properties, as well as the gains on the sales of these properties are included in discontinued operations for all periods presented.

	Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30
(dollars in thousands)	2004	2003	2004	2003
Summary of Operating Results of Discontinued Operations
Flagler realty rental revenues	8	344	739	1,535
Flagler realty rental expenses	104	403	569	2,260

Operating (loss) income	(96)	(59)	170	(725)
Interest income	—	—	—	43

(Loss) income before income taxes	(96)	(59)	170	(682)
Income tax benefit (expense)	36	23	(66)	263

(Loss) income from discontinued operations	(60)	(36)	104	(419)

Gain on disposition of discontinued operations (net of taxes of $0.1 million and $1.1 million for the three months ended September 30, 2004 and 2003 respectively, and $1.5 million and $1.1 million for the nine months ended September 30, 2004 and 2003 respectively.)	170	1,763	2,457	1,763

Corporate Expenses
Third Quarter and Nine Months

Corporate general and administrative expenses were $2.9 million and $3.4 million for the third quarters of 2004 and 2003, respectively. The decrease primarily relates to reduced professional costs. 2003 professional costs include expenses ($0.3 million) associated with the reclassification of the common stock which eliminated the Company’s dual-class structure by reclassifying the Company’s Class A common stock and Class B common stock into a new single class of common stock on a one-for-one basis (see Note 2 to the consolidated financial statements).

Corporate expenses for the nine months ended September 30, 2004 and 2003 were $11.6 million and $9.3 million, respectively. Increases primarily relate to costs associated with increased incentive-based compensation (i.e. restricted stock and annual bonuses) expense. In a transaction (the “Transaction”) initiated at the request of the Board of Directors, the Company cancelled vested, in-the-money stock options (the “Options”) to acquire 144,000 shares of the Company’s common stock held by the

Company’s Chief Executive Officer (“CEO”). The embedded value of the Options (fair market value less strike price) was $2 million. The embedded value, less applicable tax withholding, was paid in common stock. The CEO was issued 36,407 shares (valued at $35.06, which was the closing price on February 27, 2004). The stock, together with applicable withholdings, represents the pre-tax embedded value. Because the original stock option award was cancelled and the Company replaced this award with FECI common stock, in accordance with FASB Interpretation No. 44, the Company was required to recognize compensation expense in the amount of $2 million with respect to the Transaction. The Board recognized the need for the CEO to address the near- term maturity of the Options and preferred that he do so without the current market sale of 144,000 shares and that he also increase his outright ownership in the Company. As a part of this arrangement, the CEO has agreed, by the conclusion of 2005, to accumulate and maintain a position of outright ownership in the Company’s stock of at least 75,000 shares.

Interest Expense
Third Quarter and Nine Months

Interest expense for the third quarter and first nine months of 2004 was $4.2 million and $11.9 million, respectively. This compares with interest expense of $4.1 million and $12.6 million for the third quarter and first nine months of 2003, respectively. The lower interest expense resulted primarily from additional interest being capitalized against new construction during 2004. Interest cost (i.e. cash paid for interest) was $15.7 million and $13.4 million for the first nine months of 2004 and 2003, respectively. Cash paid for interest increased primarily due to increased levels of mortgage notes at Flagler.

Other Income
Third Quarter and Nine Months

Other income for the third quarter and first nine months of 2004 was $3.0 million and $10.8 million, respectively, compared to $2.2 million and $7.4 million for the third quarter and first nine months of 2003, respectively. Pipe and wire crossing income for the third quarter and nine months of 2004 included $0.8 million of income from a one-time wire crossing agreement entered into during the third quarter of 2004. Additionally, the nine month 2004 other income amount includes $1.8 million from a separate wire crossing agreement entered into during the second quarter of 2004.

Income Tax

Income tax expenses represent an effective rate of 38.5% for the third quarters and nine months of 2004 and 2003, respectively.

Financial Condition, Liquidity and Capital Resources

The statements of Cash Flows have been included below to support the Company’s discussion of cash flows for the nine months ended September 30, 2004 and 2003.

FLORIDA EAST COAST INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months
	Ended September 30
	2004	2003
Cash Flows from Operating Activities
Net income	27,160	17,215
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	36,668	35,931
Gain on disposition of properties	(17,973)	(25,827)
Deferred taxes	8,798	10,576
Other	4,146	2,360

	58,799	40,255
Changes in operating assets and liabilities:
Accounts receivable	(406)	(5,873)
Prepaid expenses	(852)	(1,536)
Other current assets	(4,336)	(3,708)
Other assets and deferred charges	(6,468)	715
Accounts payable	(3,180)	(1,042)
Taxes payable	16,156	12,963
Income tax refund	—	74,572
Other current liabilities	(1,374)	10,030
Accrued casualty and other long-term liabilities	(1,279)	(860)

	(1,739)	85,261
Net cash generated by operating activities	57,060	125,516

Cash Flows from Investing Activities
Purchases of properties	(73,429)	(77,349)
Proceeds from disposition of assets	36,713	72,980

Net cash used in investing activities	(36,716)	(4,369)

Cash Flows from Financing Activities
Receipt from mortgage debt (Note 8)	105,000	—
Payment of mortgage debt	(2,110)	(1,963)
Payment of line of credit	—	(53,000)
Payment of dividends	(4,899)	(58,985)
Payment of stock repurchase (Note 6)	(191,126)	—
Proceeds from exercise of options	10,416	1,564
Other	(1,839)	(668)

Net cash used in financing activities	(84,558)	(113,052)

Net (Decrease) Increase in Cash and Cash Equivalents	(64,214)	8,095
Cash and Cash Equivalents at Beginning of Period	125,057	83,872

Cash and Cash Equivalents at End of Period	60,843	91,967

Supplemental Disclosure of Cash Flow Information
Cash paid (received) for income taxes	4,700	(74,216)

Cash paid for interest	15,718	13,386

(Prior year’s results have been reclassified to conform to current year’s presentation.)

See accompanying notes to consolidated financial statements (unaudited).

Net cash generated by operating activities was $57.1 million and $125.5 million for the nine months ended September 30, 2004 and 2003, respectively. The year-to-year fluctuation in net cash generated by operating activities is primarily the result of a $74.6 million income tax refund received during the second quarter 2003.

During the nine months ended September 30, 2004 and 2003, respectively, the Company invested approximately $54 million and $60 million at Flagler. For the nine months ended September 30, 2004 and 2003, the Company’s capital investments at FECR were approximately $18 million and $16 million.

Proceeds from disposition of assets were $36.7 million and $73.0 million for the nine months ended September 30, 2004 and 2003, respectively. The majority of these proceeds were from the sale of buildings and parcels of land by Flagler during both the periods. 2003 proceeds reflect several large parcels of land and the sale of a joint venture interest to Duke Realty.

Net cash used in financing activities was $84.6 million and $113.1 million for the nine months ended September 30, 2004 and 2003, respectively. 2004 cash from financing includes proceeds from the issuance of $105 million seven-year non-recourse mortgage notes issued in the third quarter of 2004 offset by the purchase of 5.5 million shares of common stock from The Alfred I. duPont Testamentary Trust and The Nemours Foundation for approximately $190 million. Finance activities during 2003 included, primarily, repayments ($53 million) for borrowings on the line of credit and the payments ($59 million) of a special and quarterly dividend.

At September 30, 2004, the Company had a $200 million revolving credit agreement with certain financial institutions, for which the Company presently pays (quarterly) commitment fees, as applicable under the agreement, at a range of 20-50 basis points. The Company’s revolving credit agreement contains various covenants which, among other things, require the maintenance of certain financial ratios related to fixed charge coverage and maximum leverage; establish minimum levels of net worth; establish limitations on indebtedness, certain types of payments, including dividends, liens and investments; and limit the use of proceeds of asset sales. Some of the above covenants provide specific exclusion of certain financing and investing activities at Flagler. The Company believes the most restrictive of such ratios is the Group Debt/EBITDA ratio (as defined in the Credit Facility Agreement). The Credit Facility Agreement provides that at September 30, 2004, the Company’s Group Debt/EBITDA ratio shall be no greater than 2.50. At September 30, 2004, the Company’s actual Group Debt/EBITDA ratio was 0.00. Pursuant to the Credit Facility Agreement, the required Group Debt/EBITDA ratio is 2.50 for the remainder of the agreement (March 31, 2005). Although no assurances can be given as to the Company’s future compliance with the Group Debt/EBITDA ratio covenant or other financial covenants, the Company has complied with the terms of the Credit Facility Agreement in the past and expects to continue to comply with them in the future.

Borrowings under the credit agreement bear interest at variable rates linked to the LIBOR Index. Interest on borrowings is due and payable on the “rollover date” for each draw. Outstanding borrowings can be paid at any time by the borrower, or at the conclusion of the facility’s term. On February 7, 2003, the Company extended its revolving bank credit facility for an additional year to March 31, 2005. In tandem with the extension, the Company and its banks made amendments to the facility that included a reduction in the aggregate amount of the commitments from $300 million to $200 million, the elimination of the Global Debt to EBITDA covenant, which included the results of EPIK, an increase in the stock repurchase and special dividend limit to $150 million (which may be and was increased in 2004 to $200 million if certain financial ratio tests are met), an increase in the non-recourse mortgage financing limit from $250 million to $325 million, and other miscellaneous modifications. At September 30 2004, there were no borrowings outstanding under the facility.

During 2001, Flagler issued $247 million of mortgage notes with $160 million due July 1, 2011 and $87 million due October 1, 2008. At September 30, 2004, $239 million was outstanding on these notes. Certain buildings and properties of Flagler collateralize these notes. Interest and principal repayments on the notes are payable monthly based on a fixed 7.39% and 6.95% weighted-average interest rate, respectively, for each note offering, on the outstanding principal amount of the mortgage notes and assuming a thirty-year amortization period. The net proceeds in 2001 were used to repay existing indebtedness under the Company’s revolving credit facility.

On August 10, 2004, Flagler issued $105 million of seven-year mortgage notes. Certain buildings and properties of Flagler collateralize these notes. The mortgage notes consist of a $60 million note with a fixed rate of interest of 5.27% and a $45 million note with a floating rate of interest based on the 90-day LIBOR Index plus 1.00% (2.71% at September 30, 2004). Repayments of principal and interest are payable monthly based upon a thirty-year amortization schedule. The issuance of the notes optimized FECI’s and Flagler’s capital structure, reduced its overall cost of capital and took advantage of historically low interest rates. The floating rate feature allows Flagler the flexibility to sell buildings securing the notes with minimal prepayment costs after a six-month period. At September 30, 2004, the Company considers the estimated fair market value of the mortgage notes to be $374.3 million.

On July 15, 2004, the Company and its banks made amendments to the facility to accommodate an increase in the non-recourse mortgage financing limit from $325 million to $350 million and an increase to the stock repurchase and special dividend limit to $300 million (eliminating the financial ratio test needed to exceed $150 million). At September 30, 2004 the Company had $46 million remaining under the $300 million stock repurchase and special dividend limit.

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

At September 30, 2004, FECI had $17.7 million of deposits and escrowed funds included in cash and cash equivalents related to pending land sales and potential real estate §1031 like-kind exchanges.

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

Impairment of Long-lived Assets — The Company reviews the carrying value of its property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset or asset grouping may not be recoverable from the undiscounted future net cash flows expected to be generated over its remaining useful life. Detecting these events or changes in circumstances can be difficult. At September 30, 2004, management had not identified indicators of an impairment of value for any significant asset group of the Company’s. However, events or changes in circumstances could develop or occur that would cause the Company to evaluate the recovery of its long-lived assets and potentially record an impairment, the amount of which could be material. Assets that are deemed impaired are recorded at the lower of carrying amount or fair value.

Income Tax Provisions — FECI’s net deferred tax liability was $138.3 million at September 30, 2004 and $129.5 million at December 31, 2003, respectively. In 2002, the Company had a federal deferred tax asset of approximately $38 million associated with net operating loss carry forwards. During the course of 2003, all of the federal net operating loss was utilized; however, at December 31, 2003, the Company estimated a $2.0 million alternative minimum tax (AMT) liability for the 2003 tax year that will produce an AMT credit carry forward which is expected to offset future federal tax liabilities. At December 31, 2002, the Company had a state deferred tax asset of approximately $11 million relating to net operating loss carry forwards. This state deferred tax asset was partially utilized during 2003, with approximately $8 million remaining at December 31, 2003. The net deferred tax liability is estimated based on the expected future tax consequences of items recognized in the financial statements. Management must use judgment when estimating the future timing and deductibility of expenses, loss and credit carry forwards in the Company’s tax returns. A valuation allowance is required to be recorded if management expects that it is more likely than not that its deferred tax assets will not be realized. As of September 30, 2004 and December 31, 2003, FECI has no valuation allowance since it expects to realize its deferred tax assets. This expectation is primarily based upon FECI’s expectation that future operations will be sufficiently profitable to utilize the operating loss carry forwards, as well as the existence of various tax, business and other planning strategies available to the Company. However, the Company cannot guarantee that it will realize this tax asset or that future valuation allowances will not be required. Failure to utilize the tax asset could materially affect the Company’s financial results and financial position. Federal tax years through 1999 have been closed with the Internal Revenue Service (IRS). Federal tax years 2000-2002 are currently under review by the IRS. Management believes its income tax provision reserves at September 30, 2004 to be adequate for the settlement, if any, of disputed tax positions taken by the Company for these years. Historically, settlements for disputed tax positions that have effected the total tax provision provided for in the income statement has been primarily interest charges on timing differences between years.

Revenue Recognition — Realty Rental Revenues — Revenues from realty rentals are primarily contractual base rentals from leases of commercial property. The Company recognizes revenues from these base rents evenly over the lease term in accordance with SFAS 13, “Accounting for Leases” (SFAS 13). SFAS 13 requires rental income from an operating lease be recognized on a straight-line basis over the non-cancelable lease term. Accordingly, total contractual minimum lease payments, including scheduled rent increases, are recognized as rental revenue evenly over the lease term. Accrued revenues from contractually scheduled rent increases in excess of amounts currently due amounted to $14.8 million at September 30, 2004 and $12.8 million at December 31, 2003, which is reported in other assets. The Company monitors this asset for collection risk and establishes reserves for any amounts deemed not collectible. However, amounts collected in future periods may vary from the Company’s expectations.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change to the disclosures made under the heading “Quantitative and Qualitative Disclosures about Market Risk” on pages 38 and 39 of the Company’s 2003 Annual Report on Form 10-K, other than the issuance of $105 million seven-year mortgage notes as more particularly discussed in Part I, Item 2, Management’s Discussion & Analysis under the heading “Financial Condition, Liquidity, & Capital Resources”. The table below provides market risk information for all debt obligations including the mortgages issued during the quarter.

Expected Maturity Date

								09/30/04
								Fair
(dollars in thousands)	2005	2006	2007	2008	2009	Thereafter	Total	Value
Liabilities
Long-Term Debt:
Fixed Rate ($US)
Ten Year Notes	1,950	2,099	2,260	2,433	2,619	142,841	154,202	175,881
Seven Year Notes	1,972	2,098	2,233	81,259	1,054	55,036	143,652	153,456
Average Interest Rate	6.84%	6.84%	6.84%	6.80%	6.80%	6.80%

Variable Rate ($US)
Seven Year Notes	992	1,020	1,048	1,076	1,106	39,514	44,756	45,000
Average Interest Rate	3.94%	4.66%	5.19%	5.58%	5.87%	5.87%

The variable rate notes carry a floating rate of interest based on the 90-day LIBOR Index plus 1.00%. For each one percent rise in interest rates, interest cost on these notes increases approximately $0.5 million. Concurrently with the closing of the $45.0 million of mortgage debt, Flagler purchased a three-year interest rate cap. The interest cap has a notional amount of $45 million and caps the interest rate on the floating rate debt at 9.00% for a period of three years. The fair market value of the interest rate cap on September 30, 2004 was $1.0 thousand. Management considers it unlikely that interest rate fluctuations applicable to Flagler’s floating rate debt will result in a material adverse effect on FECI’s financial position, results of operations or liquidity.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004.

Changes in Internal Control over Financial Reporting

There were no changes in the Registrant’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a or 15d-15 that occurred during the Registrant’s third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II

Item 1.

LEGAL PROCEEDINGS

There are no new legal or regulatory proceedings pending or known to be contemplated which, in management’s opinion, are other than normal and incidental to the kinds of businesses conducted by the Company.

Item 2.

CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On August 5, 2004, the Company entered into an agreement to purchase 5.5 million shares of common stock from The Alfred I. duPont Testamentary Trust (Trust) and The Nemour Foundation (Foundation) for $34.50 per share or approximately $190 million. The price represents an 8.0% discount to the 30-day average closing price ending August 4, 2004. The shares represent approximately 14.9% of the Company’s total outstanding common stock and are held as treasury stock. After the transaction, the Trust now owns 3,085,930 shares, or approximately 9.8% of the total shares outstanding. The Foundation no longer owns any shares of the Company. In connection with the transaction, the Trust representatives Winfred L. Thornton, John S. Lord and Herbert H. Peyton resigned from the FECI board of directors during August 2004. The trust also agreed not to sell additional shares until January 1, 2005. The transaction was approved by the directors of the FECI Board, other than the representatives of the Trust.

On August 28, 2003, the Board of Directors authorized the expenditure of up to $75 million to repurchase the Company’s outstanding common stock through a program of open market purchases and privately negotiated transactions. The following table sets forth the repurchases made during the three months ended September 30, 2004:

				Maximum Amount
			Total Number of Shares	of Value that may
			Purchased as Part of	yet be Purchased
	Total Number of	Average Price	Publicly Announced	under the Plans or
	Shares Purchased	Paid Per Share	Plans or Programs	Programs
	(000’s)			(000’s)
July	—	—	—	$72,083
August	2,089	34.50	—	$0.00
Sept.	—	—	—	$0.00

The share repurchase transaction with the Trust and Foundation described earlier, exhausted the above $75 million share repurchase authority. After the transaction with the Trust, the Board authorized the Company to repurchase up to $40 million of common stock through a program of open market purchases and privately negotiated transactions, from time to time. The following table sets forth the repurchases made during the three months ended September 30, 2004:

Maximum Amount
			Total Number of Shares	of Value that may
			Purchased as Part of	yet be Purchased
	Total Number of	Average Price	Publicly Announced	under the Plans or
	Shares Purchased	Paid Per Share	Plans or Programs	Programs
	(000’s)			(000’s)
July	N/A	N/A	N/A	N/A
August	—	—	—	$40,000
Sept.	—	—	—	$40,000

Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Report or furnished with this Report.

(b)	Reports on Form 8-K

1. On August 9, 2004, under Item 9 on Form 8-K, the Registrant furnished information about the Company’s real estate holdings that were made available in a document entitled “Supplemental Real Estate Information Package” on the Company’s website http://www.feci.com.

2. On August 9, 2004, the Registrant furnished information under Item 12 on Form 8-K, reporting a press release on this date describing its results of operations for the second quarter ended June 30, 2004.

3. On August 17, 2004, under Item 5 on Form 8-K, the Registrant furnished information about the Company's subsidiary, Flagler Development Company (Flagler) which closed (August 10, 2004) on $105 million of mortgage financing. The notes are secured on a non-recourse basis by certain of Flagler’s developed commercial and industrial rental properties. The financing consists of a $60 million, seven year note bearing interest at a fixed rate of 5.27% and a $45 million, seven year note bearing interest at an adjustable rate based on three-month LIBOR plus 1.00%. Additionally, on August 16, 2004 the Company announced it had closed on its previously announced agreement to purchase 5.5 million shares of its common stock from the Alfred I. duPont Testamentary Trust and The Nemours Foundation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLORIDA EAST COAST INDUSTRIES, INC.
(Registrant)

Date: November 2, 2004	/s/ Mark A. Leininger
Mark A. Leininger, Vice President and Controller

Date: November 2, 2004	/s/ Daniel H. Popky
Daniel H. Popky, Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

PAGE
S-K ITEM 601	DOCUMENTS	NUMBERS
10(a)	Stock Purchase Agreement dated as of August 4, 2004 between Florida East Coast Industries, Inc. and Alfred I. duPont Testamentary Trust and The Nemours Foundation	***

10(b)	Mortgage Notes dated as of August 10, 2004 between Flagler Development Company and Metropolitan Life Insurance Company	**

10(c)	Representative Restricted Stock Agreement dated August 25, 2004 between FECI and certain Executive Officers (Chief Executive Officer, Vice Chairman, Executive Vice-President-Rail Operations, Executive Vice President, General Counsel and Secretary, Executive Vice President and Chief Financial Officer, and President and Chief Operating Officer-Flagler Development Company)	*

31.1 - 31.2	Section 302 Certifications	36-37

32.1	Section 906 Certification	38

***	These documents, dated August 4, 2004, are filed as exhibits to Form 10-Q with the Securities and Exchange Commission on August 9, 2004.

**	These documents, dated August 10, 2004, are filed on Form 8-K with the Securities and Exchange Commission on August 17, 2004.

*	This document, dated August 25, 2004, is filed as an exhibit to Form 10-Q with the Securities and Exchange Commission on November 3, 2004.