Form 10-K
period 2004-12-31
FLORIDA EAST COAST INDUSTRIES INC
filed 2005-03-04
CIK 740796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File No. 001-08728

FLORIDA EAST COAST INDUSTRIES, INC.

(Exact name of Registrant as specified in its Charter)

Florida	59-2349968

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Malaga Street, St. Augustine, Florida	32084

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (904) 829-3421

Securities to be registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock-no par value	New York Stock Exchange

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑   NO ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES ☑   NO ☐

Based on the closing price on June 30, 2004, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $883 million.

The number of shares of the Registrant’s common stock, no par value, outstanding at February 18, 2005 is 32,140,610 shares and 6,546,527 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 2005 (the Proxy Statement) are incorporated by reference in Part III of this report.

Forward-Looking Statements

This Form 10-K contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include the Company’s present expectations or beliefs concerning future events. These statements may be identified by the use of words like “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should,” “could,” and other expressions that indicate future events and trends. Such forward-looking statements may include, without limitation, statements that the Company does not expect that lawsuits, review of open tax years by the IRS, environmental costs, commitments, including future contractual obligations, contingent liabilities, financing availability, labor negotiations or other matters will have a material adverse effect on its consolidated financial condition, statements concerning future capital needs and sources of such capital funding, statements concerning future intentions with respect to the payment of dividends, execution of a share repurchase program, and other potential capital distributions, number of shares to be repurchased, availability of cash to fund the stock repurchase, ability to reinvest (tax deferred) sales proceeds into qualifying 1031 properties, future growth potential of the Company’s lines of business, performance of the Company’s product offerings, other similar expressions concerning matters that are not historical facts, and projections relating to the Company’s financial results. The Company cautions that such statements are necessarily based on certain assumptions, which are subject to risks and uncertainties that could cause actual results to materially differ from those contained in these forward-looking statements. Important factors that could cause such differences include, but are not limited to, the changing general economic conditions (particularly in the state of Florida, the southeast US and the Caribbean) as they relate to economically sensitive products in freight service and building rental activities; ability to manage through economic recessions or downturns in customers’ business cycles; industry competition; possible future changes in the Company’s structure, lines of business, business and investment strategies, and related implementation; legislative or regulatory changes; technological changes; volatility of fuel prices (including volatility caused by military actions); changes in levels of preventive and capital maintenance and depreciation rates resulting from future railway right-of-way and equipment life studies; changes in the ability of the Company to complete its financing plans, changes in interest rates, the settlement of future contractual obligations as estimated in time and amount (customary to the Company’s historical cost structure) including labor direct negotiations, mediation and in one instance, mutually agreed binding arbitration in a satisfactory way; changes in insurance markets, including increases in insurance premiums and deductibles; the availability and costs of attracting and retaining qualified independent third party contractors; liability for environmental remediation and changes in environmental laws and regulations; the ultimate outcome of environmental investigations or proceedings and other types of claims and litigation; natural events such as weather conditions, hurricanes, floods, earthquakes and forest fires; discretionary government decisions affecting the use of land and delays resulting from weather conditions and other natural occurrences, like hurricanes, that may affect construction or cause damage to assets; the ability of buyers to terminate contracts to purchase real estate from the Company prior to the expiration of inspection periods; failure or inability of third parties to fulfill their commitments or to perform their obligations under agreements; costs and availability of land and construction materials; buyers’ inability or unwillingness to close transactions, particularly where buyers only forfeit deposits upon failure to close; the Company’s future taxable income and other factors that may affect the availability and timing of utilization of the Company’s deferred tax assets; uncertainties, changes or litigation related to tax laws, regulations and the application thereof that could limit the tax benefits of the EPIK sale or of other possible transactions involving the Company; and other risks inherent in the real estate and other businesses of the Company.

As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results and stock price.

Readers should not place undue reliance on forward-looking statements, which reflect management’s view only as of the date thereof. The Company undertakes no obligation to publicly release revisions to the forward-looking statements in this Report that reflect events or circumstances after the date hereof, or reflects the occurrence of unanticipated events.

PART I

As used throughout this Form 10-K Annual Report, the terms “FECI,” the “Company” and “Registrant” mean Florida East Coast Industries, Inc. and its consolidated subsidiaries.

ITEM 1. BUSINESS

General

FECI is a holding company incorporated under the laws of the state of Florida in 1983 engaged, through two wholly owned subsidiaries, in the railroad and real estate businesses. The Company’s railroad subsidiary, Florida East Coast Railway, LLC (FECR or Railway), connects many of the major population centers and port facilities of Florida’s east coast, and provides efficient service for its customers through multiple competitive connections to the rest of North America. The Company, primarily through its real estate subsidiary, Flagler Development Company (Flagler), is engaged in the acquisition, development, management, leasing, operation and selected sale of commercial and industrial properties. Flagler has extensive real estate holdings in Florida.

Information regarding FECI’s reclassification of its former Class A and Class B common stock into a single class of common stock is contained in Item 5 and Note 2 of the financial statements in Item 8 of this Annual Report on Form 10-K.

Financial information about FECI’s operating segments is contained in Items 6, 7 and 8 of this Annual Report on Form 10-K.

Railway

General

FECR operates a Class II railroad along 351 miles of mainline track between Jacksonville and Miami, Florida, serving some of the most densely populated areas of the state. FECR also owns and operates approximately 277 miles of branch, switching and other secondary track and 158 miles of yard track, all within Florida. FECR has the only coastal right-of-way between Jacksonville and Miami and is the exclusive rail-service provider to the Port of Palm Beach, Port Everglades (Fort Lauderdale), and the Port of Miami.

FECR serves approximately 1,000 carload and intermodal customers combined. During 2004, the number of customers included approximately 200 drayage customers, which previously were customers of FECI’s trucking subsidiary and now are serviced by FECR. The following table summarizes FECR’s freight shipments by commodity group and as a percentage of rail freight revenues:

TRAFFIC
Years Ended December 31
(dollars and units in thousands)

	2004	2003	Percent	2004	2003	Percent
Commodity	Units	Units	Variance	Revenues	Revenues	Variance
Rail carloads
Crushed stone (aggregate)	127.2	120.8	5.3	60,271	55,453	8.7
Construction materials	5.7	5.6	1.8	3,827	3,157	21.2
Vehicles	22.2	23.1	(3.9)	17,577	18,161	(3.2)
Foodstuffs	12.5	11.9	5.0	9,922	8,902	11.5
Chemicals & distillants	3.7	3.6	2.8	4,367	4,135	5.6
Paper & lumber	5.6	6.6	(15.2)	6,162	6,565	(6.1)
Other	14.1	15.5	(9.0)	8,592	8,803	(2.4)

Total carload	191.0	187.1	2.1	110,718	105,176	5.3
Intermodal	283.3	252.1	12.4	86,379	72,642	18.9

Total freight units/revenues	474.3	439.2	8.0	197,097	177,818	10.8
Ancillary revenue	—	—	—	3,665	3,239	13.2

Railway segment revenue	—	—	—	200,762	181,057	10.9

(Prior year’s results have been reclassified to conform to current year’s presentation.)

FECR connects with Norfolk Southern Railway Company (NS) and with CSX Transportation, Inc. (CSXT) at Jacksonville and is able to offer its customers competitive rail connections to the rest of North America. During 2004, approximately 37% of FECR’s freight revenues were attributable to traffic that originated on other railroads; approximately 5% was attributable to traffic that originated on FECR but bound for other destinations, and 58% was attributable to traffic that both originated and terminated on FECR’s system (local traffic). Haulage operating agreements with NS and South Central Florida Express, Inc. (SCFE) generated 8% of FECR’s revenue in 2004. With the exception of haulage services provided for SCFE described below, FECR does not receive traffic from one railroad to be passed over its track to another railroad.

FECR handles rail cars for SCFE between Fort Pierce and Jacksonville for interchange with CSXT or NS. SCFE is a short-line railroad operating under a long term Trackage Rights Agreement over a branch line owned by FECR extending from Fort Pierce to Lake Harbor. A concurrent Car Haulage Agreement is in effect between Fort Pierce and Jacksonville.

FECR also handles certain types of traffic for NS from Jacksonville to Miami under a Haulage Agreement, whereby FECR receives specified revenues for each unit transported. In late 2001, FECR began offering a service that is known as the “Hurricane Train.” This extends FECR’s commercial reach into the Atlanta region. This service is operated pursuant to an agreement with NS allowing up to 50 spaces per day. During 2004, we reached and exceeded this capacity on certain days, which may limit the ability to grow this business segment in the future unless additional capacity is made available. In early 2005, we are reviewing opportunities to increase loadings on the “Hurricane Train” service. Additionally, through joint marketing arrangements, FECR provides direct service to the south Florida markets; one with CSX transportation, with loads originating in the Northeast and one with Norfolk Southern, with loads originating in the Chicago and surrounding areas.

FECR owns or has an interest in approximately 1,206 acres of ancillary properties, including 3 rail corridors (661 acres) that are either abandoned or are candidates for abandonment, within the state of Florida. FECR continues to evaluate these holdings and, when appropriate, engages in strategic activities (sales, development, etc.). Sales of these properties are reported in other sales of the realty segment. FECR also actively manages its 100’ wide railroad right-of-way to generate miscellaneous rents and right-of-way lease profits, which are not reported as part of the railway segment but as other income. FECR leases its right-of-way to various tenants for use, including telecommunications companies’ fiber optics systems pursuant to long-term leases. These rents also are included in other income. In addition, FECR generates revenues from the grant of licenses and leases to use railroad property and rights-of-way for outdoor advertising, parking lots and lateral crossings of wires and pipes by municipalities, and utility and telecommunications companies. These miscellaneous rents are included in other income.

Customers

One customer, Rinker Materials Corporation, generated approximately 21% of rail revenues in 2004. FECR’s top five customers accounted for approximately 43% of 2004 freight revenues. Two of these customers do business as providers of aggregate materials.

Competition

Although FECR is often the only rail carrier directly serving its customers, FECR competes directly with other railroads that could potentially deliver freight to FECR’s markets and customers via different routes and use of multiple modes of transportation such as transload services. FECR’s primary rail competition for carload traffic is CSXT. FECR also competes directly with other modes of transportation, including motor carriers, ships, and barges. FECR’s Intermodal freight services (trailers and containers on flat-rail cars) compete directly with motor carriers. Any improvement in the cost or quality of these alternate modes of transportation could increase competition from these other modes of transportation and adversely affect FECR’s business.

There is continuing strong competition among rail, water, and highway carriers. Price is usually only one factor of importance as shippers and receivers choose a transport mode and a specific transportation company with which to do business. Inventory carrying costs, service reliability, ease of handling, and the desire to avoid loss and damage during transit are increasingly important considerations, especially for higher valued finished goods, machinery and consumer products. Additionally, decisions about ports of call can affect FECR’s business. As international shipping companies alter their ship rotations into various ports, this could change the railroad’s intermodal shipments from the affected port facility.

Regulation

FECR is subject to regulation by the Surface Transportation Board (STB) of the U.S. Department of Transportation (USDOT). The STB has jurisdiction over some rates, conditions of service and the extension or abandonment of rail lines. The STB also has jurisdiction over the consolidation, merger, or acquisition of control of and by rail common carriers. The USDOT, through the Federal Railroad Administration (FRA), regulates the safety of railroad operations, including certain track and mechanical equipment standards and certain human factor issues. The USDOT and Occupational Safety and Health Administration (OSHA) have jurisdiction over a number of safety and health aspects of rail operations, including the movement of hazardous materials.

Rates in the rail industry were substantially deregulated by The Staggers Act of 1980 (The Staggers Act) and subsequent legislation and regulation. The Staggers Act encouraged and enabled rail carriers to innovate and compete for business, thereby contributing to the revitalization of the industry. Accordingly, the nation’s rail carriers can be expected to vigorously oppose efforts to re-impose such economic regulation.

FECR is also subject to extensive environmental laws and regulations. Violations of various statutory and regulatory programs can result in civil penalties, remediation expenses, natural resource damage claims, potential injunctions, cease and desist orders and criminal penalties. Some environmental statutes impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, FECR’s present and historic ownership and operation of real property, including rail yards, in connection with its transportation operations involve the storage, use, or disposal of hazardous substances that may have contaminated and may in the future contaminate the environment. FECR may also be liable for the costs of cleaning any site at which it has disposed (intentionally or unintentionally) of hazardous substances by virtue of, for example, an accident, derailment, or leak, or to which it has transported hazardous substances it generated, such as waste oil (see Item 3. Legal Proceedings).

Risks

Cyclical Risks. FECR’s freight traffic is subject to the effect of cycles in the U.S. national, regional, and local economies and, to a lesser extent, cycles in the international economies. Historically, traffic tends to increase at the beginning of an economic recovery. Traffic tends to decrease early in an economic downturn.

Market Risks. FECR’s freight traffic is generally affected by overall economic conditions, particularly those in the state of Florida, and with respect to intermodal traffic, international economies, including the Caribbean, South America, and Asian economies. In addition, the level of state and federal highway and other public projects can affect the amount of aggregate loadings FECR’s customers request. There can be no assurance that the overall economy will rebound quickly from any slowdowns or that Florida’s economy will continue to experience higher than the national average growth.

Claims and Lawsuits. The nature of FECR’s business exposes it to the potential for various claims and litigation related to labor and employment, personal injury and occupational illness, property damage, environmental and other matters. FECR maintains insurance for most of these potential claims, subject to varying deductibles and self-insured retentions. Therefore, FECR may be subject to claims or litigation that could involve significant expenditures. See Item 3 for a discussion of legal proceedings.

Fuel Price Risks. FECR’s operations require significant amounts of diesel fuel. Prices of diesel fuel can vary greatly. Increases in fuel price may be passed along to customers through a “fuel surcharge” or otherwise, though often with delayed effect. However, there are no assurances that these surcharges will cover the entire fuel price increase for a given period, or that competitive market conditions will effectively allow freight providers the ability to pass along this cost. FECR forward purchases fuel to manage the risk of fuel price increases. As of December 31, 2004, FECR had forward purchase contracts of 5.2 million gallons of fuel for delivery from January 2005 to December 2005 for an average purchase price of $1.13 per gallon before taxes and freight. This represents 35% of the estimated consumption for year 2005.

Interchange Carrier Risks. Approximately 37% of FECR’s traffic is interchanged from CSXT, SCFE, or NS. The ability of these carriers (CSXT and NS) to market and service southbound traffic into the Florida market will affect the amount of traffic FECR moves.

Rail Car Utilization Risks. FECR earns per diem rents on the use of its car and intermodal fleet of equipment based on other railroads’ or transportation service providers’ use of the equipment. Future significant downturns in the overall U.S. economy, equipment obsolescence or reduced market demand for our car and/or intermodal fleet, or efforts by other railroads or transportation providers to improve equipment utilization practices could affect the utilization of and per diem rents for this equipment from other railroads and transportation service providers which would lower operating profits. Also, FECR, through operating agreements, currently leases approximately 2,700 rail cars from Greenbrier Leasing Corporation (Greenbrier), Bombardier Capital (Bombardier), and other entities, with lease lengths of up to five to ten years, mostly cancelable every three years. The lease terms call for FECR to be billed an hourly rate based upon the length of time the car is on-line versus off-line. As a car goes off-line, a per diem rent sharing arrangement goes into effect whereby Greenbrier and FECR apportion the rent based upon the length of time the car is off-line. Rents from the Greenbrier, Bombardier and other leases received by FECR were $3.9 million, $4.0 million and $3.0 million in 2004, 2003 and 2002, respectively. Certain of these leases provide for base rents payable to Greenbrier and others by FECR if the car remains on FECR’s line for a specified number of days. To date, these base rents (i.e., those above normal car hire) payable to Greenbrier and others have been minimal.

Natural Disaster Risks. FECR’s operating assets are predominately located on Florida’s eastern seaboard and susceptible to damage, destruction and operational disruption from natural disasters like hurricanes and other severe storms. Damage and destruction of operating assets could be material with accompanying long periods of operational outage. Additionally, certain of FECR’s customers (especially aggregate) and their operations are subject to natural disasters, the effect of such being significantly reduced loadings.

Real Estate

General

FECI owns 100% of the stock of Flagler. Flagler is engaged in the acquisition, development, leasing, management, operation and selected sale of commercial and industrial properties in the state of Florida.

Flagler owns and operates office and industrial properties in Florida. Flagler owned and operated 60 buildings as of December 31, 2004, with approximately 6.6 million rentable sq. ft. A schedule of these buildings is included in Part 1, Item 2 of this report. At December 31, 2004, Flagler’s operating properties were 95% occupied. Flagler’s operating properties consist primarily of Class “A” office space and high-quality commercial/industrial facilities primarily constructed after 1992.

At December 31, 2004, Flagler had 1,321,000 sq. ft. of properties in various phases of development, consisting of 804,000 sq. ft. under construction (including a 239,000 sq. ft. build-to-suit project), and 517,000 sq. ft. in the pre-development phase, located in the Jacksonville, Orlando and Miami-Dade area markets. For those projects in the pre-development phase, Flagler is engaged in engineering, architectural planning and design.

Flagler owns 740 acres of developable land with entitlements for the construction of 12.1 million sq. ft. of additional office, industrial and commercial space. Additionally, Flagler owns approximately 2,000 acres of unimproved, unentitled land or land with limited entitlements, primarily situated adjacent to FECR’s rights-of-way along the eastern coast of Florida, available for potential future development or disposition.

At December 31, 2004, Flagler held net land sale proceeds totaling $88.3 million in escrow with a qualified intermediary, some or all of which is intended to be reinvested through qualifying tax-deferred exchanges. Flagler has identified qualifying reinvestment properties, which may be purchased during the first half of 2005. These properties include land and buildings to be developed and/or operated consistent with Flagler’s current strategic property portfolio.

Projects under Development

The primary geographic focus of Flagler’s development activities has been in the Miami, Fort Lauderdale, Jacksonville and Orlando markets. Projects under development include:

•	SouthPark Center I – Orlando, FL: Located near the intersection of John Young Parkway and Beeline Expressway. Six buildings, totaling 836,000 sq. ft., have been completed, one of which (a building of approximately 133,000 sq. ft.) was sold to a third party during 2003. The park has entitlements for an additional 163,000 sq. ft. of office space. A seventh building of approximately 93,000 sq ft remains in pre-development.

•	SouthPark Center II – Orlando, FL: In 1999, based on the success of SouthPark Center I, Flagler acquired approximately 90 acres across John Young Parkway from its existing park. The land has remaining entitlements for 1.5 million sq. ft. of office space, as well as 98,000 sq. ft. of commercial space. Two buildings totaling approximately 196,000 sq ft, have been developed, one of which, a 60,000 sq. ft. build-to-suit project, was sold to a third party during 2004. At December 31, 2004, a third 137,000 sq ft. office building was under construction.

•	Flagler Station – Miami, FL: Located northwest of Miami International Airport, Flagler owns and operates thirty buildings, totaling 3.3 million rentable sq. ft., at December 31, 2004, including 540,000 rentable sq. ft. previously held in partnership with Duke Realty, which Flagler purchased in January 2003. Construction is currently underway for a 239,000 rentable sq. ft. build-to-suit office building for Ryder System, Inc. as well as a 201,000 sq. ft. industrial building. The park has entitlements for an additional 2.9 million sq. ft. of office, industrial and commercial space. Pre-development is currently underway for an additional 160,000 sq. ft. industrial building. Flagler owns approximately 95 acres adjacent to this park for future development or sale.

•	Deerwood North – Jacksonville, FL: Located near the intersection of Southside Boulevard and Gate Parkway North, north of J. Turner Butler Boulevard, Deerwood North consists of three office buildings,

totaling 383,000 rentable sq. ft. In addition, construction is underway as of December 31, 2004 for a fourth 113,000 sq. ft. office building.

•	Flagler Center – Jacksonville, FL: Located in south Jacksonville at the Old St. Augustine Road and I-95 interchange. Flagler owns and operates seven buildings, totaling 771,000 rentable sq. ft. An eighth building, a 114,000 sq. ft office building, is under construction at December 31, 2004, with a ninth and tenth building, a 150,000 sq. ft. warehouse building, which is 81% pre-leased, and a 114,000 sq. ft. office building, respectively, in pre-development. The park has entitlements for an additional 4.1 million sq. ft. of office, industrial and commercial space on approximately 331 developable acres. Flagler completed the interchange at Old St. Augustine Road and I-95 during 2004, providing a more efficient access to Flagler Center. Flagler also completed the expansion of Old St. Augustine Road to four lanes in 2003, providing increased traffic flow near the site, as well as additional site accessibility.

•	Flagler Plaza – Sunrise, FL: A 41-acre tract located at Sunrise, FL in West Broward County. The property is entitled for 823,000 sq. ft. of office space. The site is master planned for four office buildings. Flagler is evaluating the property for future development.

The following is a summary of the Company’s development activity as of December 31, 2004:

				Estimated
				Building
			Net Rentable	Completion
Status	Owner	Property Description	Square Feet	Date
Under construction	Flagler	Flagler Station – Ryder BTS	239,000	Mar 2005
Under construction	Flagler	Flagler Center – Lakeside II	114,000	Mar 2005
Under construction	Flagler	Flagler Station – OW27	201,000	Mar 2005
Under construction	Flagler	Deerwood North – Office 4	113,000	Jul 2005
Under construction	Flagler	SouthPark Center II – Bldg 1200	137,000	Sep 2005
Pre-development	Flagler	Flagler Center – Bldg 700	150,000	Nov 2005
Pre-development	Flagler	Flagler Station – OW25	160,000	TBD
Pre-development	Flagler	SouthPark Center – Bldg 700	93,000	TBD
Pre-development	Flagler	Flagler Center – Lakeside I	114,000	TBD

			1,321,000

Customers

Flagler leases to approximately 250 tenants in a variety of industries, including financial services, distribution, hospitality services, and import/export. Flagler’s largest tenant, based on square footage, occupied approximately 4% of leased space at December 31, 2004. Flagler’s largest tenant, based on rental revenues, accounted for approximately 6% of 2004 continuing operations’ contractual rental income. Flagler’s five largest tenants, based on rental revenues, accounted for approximately 23% of continuing operations’ contractual rental income.

Competition

The real estate industry is generally characterized by significant competition. There are numerous developers and real estate companies (including those in Florida) competing with the Company for acquisitions of properties, resources for development and prospective tenants. Competition may adversely affect the Company’s ability to attract and retain tenants and achieve favorable rental rates. The Company may compete with entities having greater financial and other resources. There can be no assurance that the existence of such competition may not have a material adverse effect on the Company’s business, operations, or cash flows.

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

Larger developments may be regulated as a Development of Regional Impact (DRI) if they meet statutorily prescribed thresholds. The process for obtaining governmental approval of a DRI project includes an evaluation of the project’s impact on the environment, infrastructure and government services, and requires the involvement of numerous federal, state and local governmental agencies. The DRI review process is lengthy and expensive and may result in an approval that requires significant capital improvements or other exactions as a condition of the approved development.

In addition, federal, state and local regulations govern the development of lands containing endangered or protected wildlife species, and sensitive environmental areas such as wetlands and coastal areas. Much of the developable land in Florida is impacted by those regulations. As a result, those regulations may limit the Company’s ability to develop its real estate holdings.

Real estate ownership and development is subject to extensive federal, state, and local environmental regulation governing hazardous substances. Pursuant to those regulations, the owner or operator of contaminated real estate may be required to perform remediation, regardless of the cause of the contamination. The sale or development of properties may also be restricted due to environmental concerns. In addition, violation of those regulations may result in civil penalties, remediation expenses, natural resource damages, injunctions, and cease and desist orders and criminal penalties. The Company is not presently aware of any material contamination, or any material adverse environmental development issues relating to its real estate operations. However, there can be no assurance that environmental issues will not arise in the future.

Risks

Market Risks. There can be no assurance that the U.S. economy in general, or the economy of the Southeast and Florida in particular, will continue at its current strong pace, which may adversely affect the Company. Certain significant expenditures associated with the development, management and servicing of real estate (such as real estate taxes, maintenance costs and debt payments, if any) generally could not be reduced even if an economic downturn caused less revenue to be generated from the Company’s properties. Additionally, capital expenditures (especially infrastructure related) for development of office parks occur early in the construction cycle, potentially becoming subject to longer than expected holding periods and costs in the event of economic downturns.

Development Risks. The Company’s real estate development activities require significant capital expenditures. Capital investment at Flagler for 2005 is expected to be between $150 million and $170 million, which includes $75 million to $85 million for acquisitions of land and/or finished buildings utilizing proceeds from third and fourth quarter 2004 realty sales. The Company has obtained funds for its capital expenditures and operating activities through operating cash flows, property sales, and financings. There can be no assurance that funds available from operating cash flow, property sales and financings will continue to be sufficient to fund the Company’s required or desired capital expenditures for development. If the Company were unable to obtain sufficient funds, it might have to defer or otherwise limit certain development activities. Further, any new development, or any rehabilitation of older projects, may require compliance with new building codes and other regulations. The Company cannot estimate the cost of complying with such codes and regulations, and such costs can make a new project, or some otherwise desirable uses of an existing project, not economically feasible.

Cyclical Risks. Flagler’s leasing occupancy and development are subject to the effect of cycles in the regional and local economies and, to a lesser extent, by the U.S. national economy. Historically, leasing occupancy and new building development activity are affected late in a period of economic recovery and late in an economic downturn.

Natural Disaster Risks. Flagler’s operating assets are located in Florida and are susceptible to damage, destruction and operational disruption (including rents from tenants) from natural disasters like hurricanes and other severe storms, especially those assets along the east coast. Damage and destruction of operating assets could be material with accompanying long periods of operational outage.

Telecommunications

FECI completed the sale of its wholly owned telecommunications subsidiary, EPIK, to Odyssey Telecorp, Inc. (Odyssey), a privately held holding company specializing in telecom network assets during the fourth quarter of 2002. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), EPIK’s results from operations and the estimated disposition gain have been reported as discontinued operations for all years presented. See Part II, Items 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and 8 (Financial Statements) of this Annual Report on Form 10-K for a more detailed discussion of the sale of this subsidiary.

Financial Information about FECI’s Segments

The Company had total segment operating revenues of $378.2 million, an operating profit of $130.2 million and total assets of $1.1 billion in 2004. (See Note 8 Segment Information of the Financial Statements and Supplementary Data set forth in Part II, Item 8 of this report on Form 10-K). The Company’s total railroad operating revenues were $200.8 million and real estate revenues were $177.4 million (which included land sales of $104.8 million). Segment operating profit included $47.3 million from the railroad, $98.0 million from real estate (which included land sales of $89.0 million), less $15.1 million of corporate general and administrative expenses. During 2002, the Company sold EPIK and discontinued FLX’s (Florida Express Carriers, Inc.) trucking operations. The financial results of these two businesses, along with certain buildings sold or held for sale, and partnership interests sold, are accounted for and shown in discontinued operations, which includes a 2004 and 2003 gain/(loss) from the operation of discontinued operations, net of taxes, of $0.1 million and ($0.2) million, respectively, and a 2004 and 2003 gain on disposition of discontinued operations, net of taxes, of $2.6 million and $2.1 million, respectively.

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

Working Capital

At December 31, 2004, the Company’s current assets exceeded current liabilities by $111.4 million. The Company had a $200 million revolving credit facility at December 31, 2004 (see Note 14 of Item 8 of the Financial Statements). At December 31, 2004, there were no monies drawn on the facility (see also Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations). At December 31, 2004, the Company had cash and cash equivalent balances of $126.2 million, including $91.4 million, held by a qualifying intermediary, designated for possible use to purchase real property via tax-deferred exchange. The Board of Directors authorized the expenditure of up to $40 million to repurchase its outstanding common stock through a program of open market purchases and privately negotiated transactions. The Company expects to finance the stock repurchase primarily from available cash balances, cash generated from operations, and external financing to the extent necessary. At December 31, 2004, the Company had not repurchased stock pursuant to this authorization.

Employees

FECI employed 20 people; FECR employed 798, and Flagler had 67 employees as of December 31, 2004. Approximately 567 of FECR’s employees are represented by labor unions: United Transportation Union (UTU) train and engine service employees, Brotherhood of Maintenance of Way Employees (BMWE) track maintenance, structures and roadway shop employees, and International Brotherhood of Electrical Workers (IBEW) representing six crafts including agents and clerical, carmen, maintenance of equipment foremen, signals and communications, train dispatchers, boilermakers, electricians, machinists, sheetmetal workers and shop laborers.

FECR is a party to Collective Bargaining Agreements (CBAs) with these three national labor unions. All agreements are currently amendable. The Company is in various stages of negotiations with collective bargaining representatives of these unions, including direct negotiations, mediation and in one instance, mutually agreed binding arbitration, which is scheduled for the second quarter of 2005. The Company anticipates a satisfactory resolution of these negotiations and proceedings.

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

ITEM 2. PROPERTIES

The Company’s material physical properties at December 31, 2004 are listed below and are grouped by industry segment.

Railway

FECR owns three connected four-story buildings in St. Augustine, Florida, which are used by FECI and FECR as corporate headquarters. FECR also owns a railroad right-of-way, generally 100 feet wide, along the east coast of Florida extending for 351 miles used for its railroad operations. FECR also owns and operates approximately 277 miles of branch, switching and other secondary track, and 158 miles of yard track, various rail car marshalling yards, trailer/container and automobile loading and unloading facilities, signaling system facilities, and a number of operating offices, shops and service house buildings.

On March 2, 1998, FECR entered into a Trackage Agreement with SCFE providing for, among other things, the exclusive operation and maintenance of 56 miles of branch mainline.

FECR’s tracks, bridges and other fixed property and signal improvements are maintained to a level based on the needs of service. The mainline is, in general, constructed of 132-pound per yard continuous welded rail supported on concrete crossties. These facilities provide a reliable infrastructure for rail operations suited to the business demands of customers, including unrestricted movement of double-stacked containers, tri-level automobiles, and heavier axle rail cars.

The branch mainlines, way switching and yard tracks are, for the most part, of 115-pound per yard materials supported by wood ties.

FECR owns or leases 76 diesel electric locomotives, 2,456 freight cars, 1,655 trailers for highway revenue service, numerous pieces of rail-mounted and non-rail-mounted work equipment, and numerous automobiles used in maintenance and transportation operations. Generally, FECR’s equipment is in good physical condition, considering its years of service and operating utilization.

During 2003, FECR commenced an engineering- and economics-based study of its principal right-of-way and equipment assets to develop a multi-year maintenance and replacement plan and associated estimates of the assets’ remaining lives. The engineering studies segregated the equipment and right-of-way assets into the following major groupings: Locomotives, rolling stock (e.g. hoppers, flatcars, etc.), bridges, and track structure (rail, ties, ballast, and other track material). During the third and fourth quarters of 2004, the engineering studies (including associated estimated depreciation lives) for locomotives and rolling stock were completed. The studies generally indicated no significant changes in capital maintenance or replacement programs or depreciation expense. (See Note 3 of the Financial Statements in Part II, Item 8 of this report). The finalizations of the bridge and right-of-way asset engineering studies are expected during the first and second quarters of 2005, respectively.

These pending studies and their conclusions may result in material changes in FECR’s maintenance and capital spending and in the estimated remaining useful lives of its property, plant and equipment, which may affect future depreciation rates and expense.

In addition, FECR currently manages approximately 2,700 rail cars from Greenbrier Leasing Corporation, Bombardier Capital, and other entities, with operating terms of up to five to ten years, generally cancelable every three years. The terms call for FECR to be billed an hourly rate based upon the length of time the car is on-line versus off-line. As a car goes off-line, a per diem rent sharing arrangement goes into effect whereby Greenbrier and FECR apportion the rent based upon the length of time the car is off-line. Rents from the Greenbrier, Bombardier and other entities received by FECR were $3.9 million, $4.0 million and $3.0 million in 2004, 2003 and 2002, respectively. Certain of these agreements provide for base rents payable to Greenbrier and others by FECR if the car remains on FECR’s line for a specified number of days. To date, these base rents (i.e., those above normal car hire) payable to Greenbrier and others have been minimal.

Real Estate

At year-end 2004, Flagler’s commercial and industrial portfolio included 60 buildings aggregating 6.6 million rentable sq. ft. Flagler’s income-producing properties are detailed below:

FLAGLER’S INCOME-PRODUCING BUILDINGS
(at December 31, 2004)

	No. of		Rentable	Occupied	%	Year
Location	Bldgs.	Type	Sq. Ft.	Sq. Ft.	Occupied	Built

duPont Center Jacksonville, FL	2	Office Buildings	160,000	106,000	66	1987-88

Deerwood North Jacksonville, FL	3	Office Buildings	383,000	365,000	95	1999-04

Deerwood South Jacksonville, FL	4	Office Buildings	520,000	470,000	90	1996-99

Flagler Center	3	Office Buildings	355,000	347,000	98	1999
Jacksonville, FL	2	Office/Showroom/Warehouses	209,000	179,000	86	1997-99
	1	Front Load Warehouse	99,000	99,000	100	1997
	1	Rail Warehouse	108,000	108,000	100	1997

Gran Park at The Avenues	3	Office Buildings	242,000	215,000	89	1992-95
Jacksonville, FL	3	Office/Showroom/Warehouses	174,000	157,000	90	1992-97
	1	Office Warehouse	154,000	146,000	95	1994-96

Office Center at Southpoint
Jacksonville, FL	1	Office Building	60,000	60,000	100	1999

SouthPark Center I & II	5	Office Buildings	707,000	703,000	99	1998-04
Orlando, FL	1	Office/Showroom/Warehouse	132,000	114,000	86	1998

Flagler Station	1	Office Building	101,000	101,000	100	2000
Miami, FL	5	Office/Showroom/Warehouses	368,000	337,000	92	1988-94
	10	Office Warehouses	1,328,000	1,281,000	96	1990-01
	4	Rail Warehouses	398,000	398,000	100	1989-94
	8	Front Load Warehouses	1,028,000	1,028,000	100	1991-95
	1	Office Service Center	39,000	39,000	100	1994-02
	1	Retail Building	42,000	11,000	26	2002

Total-100% owned buildings	60		6,607,000	6,264,000	95

On February 4, 2005, Flagler completed the acquisition of a partially leased 240,000 sq. ft. Class A office building located in Doral, Florida. Flagler utilized approximately $41.6 million of land sales proceeds held in escrow at December 31, 2004 to purchase this property.

Certain of these buildings are mortgaged to secure loans with outstanding balances due of $342.9 million as of December 31, 2004. The mortgage notes consist of $238.4 million of seven- and ten-year notes with a blended interest and principal repayment payable monthly based on a fixed 7.23% weighted-average interest rate on the outstanding principal amount of the mortgage notes and a thirty-year amortization period. In addition, $105 million of seven-year mortgage notes were issued on August 10, 2004, with $104.5 million outstanding at December 31, 2004. These mortgage notes consist of a $60 million note with a fixed rate of interest of 5.27% and a $45 million note with a floating rate of interest based on the 90-day LIBOR Index plus 1.00% (3.40% at December 31, 2004). Repayments of principal and interest are payable monthly based upon a thirty-year amortization schedule.

The Company periodically reviews its inventory of income-producing commercial and industrial properties, as well as undeveloped properties to determine how best to maximize its value, including possible sale, if market conditions warrant. The Company will continue to develop additional rentable commercial and industrial space if market conditions warrant. The Company currently has 804,000 sq. ft. under construction, including a 239,000 sq. ft. build-to-suit project, and 517,000 sq. ft. in the pre-development phase (see Part I, Item 1. Business, in this report on Form 10-K).

Flagler’s land portfolio includes the following major land holdings:

     Lemberg Tract and Miller Shop

Three tracts totaling 1,169 acres located in St. Johns County along US 1 between Jacksonville and St. Augustine. Additionally, FECR owns an adjacent 200-acre parcel located along the headwaters of the San Sebastian River in St. Augustine. This parcel is part of FECR’s former mechanical shop property. The Company is currently in the process of evaluating the zoning and possible future changes to current zoning or potential Development of Regional Impact processes. The Company is evaluating the development potential of these parcels for a variety of future uses, including potential development or disposition.

     Fort Pierce K-4

A 319-acre tract located in St. Lucie County at the southeast quadrant of the intersection of I-95 and the Florida Turnpike. The land use designation for the property is for mixed-use development, with 160 acres of the property presently zoned for heavy industrial. The remainder is presently zoned for agriculture or residential. When market analysis reflects the proper demand for industrial use, the property could be developed as industrial zoned property. Various approvals from state, regional and local government entities will be required. This property is currently being marketed for sale.

     Downtown Miami Lot

An 8-acre tract located in downtown Miami fronting on NW 1st Avenue adjacent to the Miami Arena and less than one block from the federal courthouse currently being constructed. The future land-use designation and zoning of the property are for office/mixed-use. Flagler is evaluating the development of the property for the allowable future use.

     Bartram Park

A 90-acre parcel located in south Jacksonville at the intersection of I-95 and Old St. Augustine Road, across the interstate from Flagler Center. The property has entitlements for 882,000 sq. ft. of office, industrial and commercial space. Bartram Park is currently under contract for $22 million to an unaffiliated third party. The sale agreement contains, and is subject to, certain due diligence contingencies that enable either or both parties to exit the agreement. The sale is expected to close during the third quarter of 2005.

FECR Properties

FECR also owns lands outside of the right-of-way. These holdings include certain properties in South Florida and large rail yards in Jacksonville, Fort Pierce, and Miami. Exclusive of operating rail yards, some of FECR’s land portfolio includes the following:

     Right-of-Way Corridors

The Company continues to hold an interest in several corridors, upon which rail service is not currently provided. The Titusville Branch in Volusia and Brevard counties is approximately 35 miles in length and contains 450 acres. In addition, the Edgewater Branch extends from Edgewater to Maytown connecting to the Aurantia to Benson Junction corridor. This corridor is approximately 16 miles in length and contains 191 acres. The Company has recently entered into discussions with the Florida Department of Environmental Protection regarding acquisition of these lines for recreational purposes.

A corridor extends southerly for approximately six miles from the Miami International Airport to a major metropolitan mall in Miami-Dade County. The northerly portion of this corridor remains in rail service. On February 22, 2005, FECI entered into a contract to sell 0.4 miles of this right-of-way for approximately $11.1 million. The sale agreement contains, and is subject to, certain due diligence contingencies that enable the buyer to terminate the agreement.

     Cadillac Gauge Property

This property is located in an industrial area on Cidco Road in Cocoa, Florida. This property has over 100,000 sq. ft. of warehouse space on 92 acres of land. The property offers a variety of uses and is currently being marketed for sale.

     Eyster Boulevard

This site is located in the City of Rockledge, south of Eyster Boulevard, and consists of 64.1 acres with approximately 1,290 ft. of frontage along Eyster Boulevard and over 2,600 ft. of rail frontage. A portion of the site has 330 ft. of frontage along Murrell Road. The property is currently being marketed for sale as commercial and industrial sites.

     New Smyrna

This site is located on Route 44 in New Smyrna Beach along Florida’s east coast. The property includes undeveloped acreage and an active FECR locomotive repair shop. The undeveloped acreage offers a variety of uses and may be offered for sale in the future.

Summary of FECI Land Holdings

The Company owned and managed 5,321 acres of land at year-end 2004, which included 543 acres on which buildings are located; 740 acres of developable land with entitlements, including the projects under development described in Item 1, Part 1 of this report; 2,832 acres of unentitled land, including the undeveloped properties described in Item 1, Part I of this report, and 1,206 acres held by FECR. These properties are held for lease, development, and/or sale and are in fourteen counties of the state of Florida with 4,115 acres held by Flagler and 1,206 acres held by FECR.

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

The Company is participating, together with several other potentially responsible parties (PRPs), in the remediation of a site in Jacksonville, Florida, pursuant to an agreement with the United States Environmental Protection Agency (USEPA). The site previously accepted waste oil from many businesses. The Company has accrued $250,000, which is its estimated share of the total estimated cleanup costs for the site. To date, approximately $145,000 has been expended. The cleanup is expected to take approximately five years. Based upon management’s evaluation of the PRPs, which include the City of Jacksonville, CSX Transportation, Inc. and the federal government, the Company does not expect to incur additional material amounts, even though the Company may have joint and several liability. It is possible that the remediation costs could be higher than anticipated, but the Company is not aware of any facts or circumstances, which indicate that the costs are expected to be materially higher than currently anticipated.

FECR is one of several PRPs alleged to have contributed to the environmental contamination at and near the Miami International Airport (MIA) in a lawsuit filed on or about April 11, 2001 by Miami-Dade County in the Miami-Dade County 11th Judicial Circuit Court. In regard to FECR, Miami-Dade County generally alleges that FECR is or was the owner of sites at or near MIA and that the past acts of an FECR lessee or others contaminated the soil and/or groundwater at those sites, which allegedly impacted MIA property. The County generally sought damages for past and future remediation costs relating to MIA’s property. In June 2004, FECR and Miami-Dade County entered into a Settlement Agreement, General Release and Covenant Not to Sue whereby FECR would be released from all claims that have been or could be asserted against FECR in the lawsuit by Miami-Dade County, upon payment to Miami-Dade County of approximately $100,000 and FECR’s release of Miami-Dade County from FECR related claims at MIA. In December 2004, the Settlement Agreement was approved by the court, and the matter was settled in accordance with the terms of the Settlement Agreement.

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

The ground lease covered 97 acres owned in fee by Broward County at Port Everglades, which is located near Fort Lauderdale, Florida. The County and the Company have now terminated the entire lease. In consideration for the early termination, the Company (a) conveyed title to certain land improvements and a warehouse on the leased property and (b) paid to Broward County $5.4 million reduced by additional rental payments made by the Company from November 2003 until closing and some other minor adjustments, the net additional payment being $3.7 million. Additionally, the Company paid $1.8 million to resolve a dispute under a related agreement between the County, the City of Hollywood, and the Company for payments in-lieu-of taxes for the lease term. The settlement terminates all agreements affecting the Company in respect to the leased premises.

During the third quarter of 2003, the Company recorded a charge of $16.4 million ($10.1 million after tax), reflecting management’s estimate of the cost of terminating the ground lease. Final costs of terminating the ground lease, including the settlement with the City, were $16.9 million. The additional costs of $0.5 million are included in the 2004 operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND
             ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock and Dividend Policy

The common stock of FECI is traded on the New York Stock Exchange with the symbol “FLA.” As of February 18, 2005, there were 1,568 holders of record of FECI’s common stock.

The following table shows the high and low sales prices and dividends per share by quarter for 2004 and 2003:

			Cash
			Dividends
Common Stock Price	High	Low	Paid
2004
Fourth Quarter
Common stock	$46.83	$36.60	$0.05
Third Quarter
Common stock	$40.54	$35.00	$0.05
Second Quarter
Common stock	$40.37	$34.53	$0.05
First Quarter
Common stock	$36.00	$31.62	$0.04

2003
Fourth Quarter
Common stock	$34.40	$27.59	$0.04
Third Quarter
Class A	$30.90	$26.36	$1.54
Class B	$32.10	$25.15	$1.54

Second Quarter
Class A	$29.70	$24.30	$0.04
Class B	$29.39	$27.05	$0.04
First Quarter
Class A	$25.49	$22.98	$0.025
Class B	$24.55	$21.97	$0.025

The Company pays quarterly cash dividends on its outstanding shares of common stock. On August 28, 2003, the Company declared a special dividend of $1.50 per share on its outstanding common stock, payable on September 25, 2003, to shareholders of record on September 11, 2003. The company currently expects to continue paying quarterly cash dividends in an amount at least equal to the dividends paid in 2004; however, the determination of the amount of future cash dividends, if any, to be declared and paid by the Company will depend upon, among other things, the Company’s financial condition, funds from operations, level of capital expenditures, future business prospects and other factors deemed relevant by the Board of Directors. The closing price of the common stock was $42.08 as of February 18, 2005.

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

The tabular presentation regarding Securities Authorized for Issuance under Equity Compensation Plan Information Plans is presented in the Proxy Statement.

On August 28, 2003, the Board of Directors authorized the expenditure of up to $75 million to repurchase the Company’s outstanding common stock through a program of open market purchases and privately negotiated transactions.

On August 13, 2004, the Company purchased 5.5 million shares of common stock from The Alfred I. duPont Testamentary Trust (Trust) and The Nemours Foundation (Foundation) for $34.50 per share or approximately $191 million. The price represented an 8.0% discount to the 30-day average closing price ending August 4, 2004. The shares represented approximately 14.9% of the Company’s total outstanding common stock and are held as treasury stock. After the transaction, the Trust owned 3,085,930 shares, or approximately 9.8% of the total shares outstanding. The Foundation no longer owns any shares of the Company. In connection with the transaction, the Trust representatives Winfred L. Thornton, John S. Lord, and Herbert H. Peyton resigned from the FECI Board of Directors during August 2004. The Trust also agreed not to sell additional shares until January 1, 2005. The transaction was approved by the directors of the FECI Board, other than the representatives of the Trust.

The share-repurchase transaction with the Trust and Foundation described earlier exhausted the above $75 million share repurchase authority. After the transaction with the Trust, the Board authorized the Company to repurchase up to $40 million of common stock through a program of open market purchases and privately negotiated transactions, from time to time. The following table sets forth the repurchases made during the three months ended December 31, 2004:

			Total Number of Shares	Maximum Amount of
			Purchased as Part of	Value that may yet be
	Total Number of	Average Price	Publicly Announced Plans	Purchased under the
	Shares Purchased	Paid Per Share	or Programs	Plans or Programs
October	—	—	—	$40,000,000
November	53*	$38	—	$40,000,000
December	358*	$43	—	$40,000,000

* Shares purchased represent shares surrendered to the Company for federal withholding obligations related to employees’ vesting on previously restricted stock. During 2004 31,173 shares were surrendered for this purpose at an average of $38.88 per share. Additionally, in August 2004, the CEO surrendered to the Company 59,769 shares at $39.74 per share, to pay the strike price and withholding obligations for the exercise of 80,524 options.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below with respect to the Company’s consolidated statements of income for each of the five years in the period ended December 31, 2004, and with respect to the consolidated balance sheets for the same periods are derived from the consolidated financial statements. This selected financial data should be read in conjunction with Part II, Items 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), and 8 (Notes to the Financial Statements and Supplementary Data) included elsewhere herein. Income statement data, discontinued operations and earnings per share results for all years have been reclassified to treat EPIK, FLX and certain Flagler buildings as discontinued operations, consistent with the 2004 presentation. Included in 2002 and 2001 discontinued operations is an impairment of certain telecommunications assets. See Note 4 to the Financial Statements in Item 8 below for additional discussion.

	Years Ended December 31
(dollars in thousands, except per share amounts)	2004	2003	2002	2001	2000
Income Statement Data
Operating revenues	378,187	338,264	300,515	245,294	237,637
Operating expenses	(247,955)	(264,554)	(210,773)	(188,452)	(181,319)

Operating profit	130,232	73,710	89,742	56,842	56,318

Interest income	1,124	946	425	1,170	3,508
Interest expense	(16,671)	(17,056)	(19,602)	(6,187)	(932)
Other income	13,023	9,544	10,803	9,288	10,951

Income before income taxes	127,708	67,144	81,368	61,113	69,845
Provision for income taxes	(49,806)	(25,851)	(31,327)	(23,529)	(28,010)

Income from continuing operations	77,902	41,293	50,041	37,584	41,835

Discontinued Operations
Income (loss) from operation of discontinued operations (net of taxes) (see details following)	106	(173)	(168,615)	(98,970)	(16,077)
Gain on disposition of discontinued operations (net of taxes)	2,590	2,104	10,823	—	—

Income (loss) from discontinued operations	2,696	1,931	(157,792)	(98,970)	(16,077)

Net income (loss)	80,598	43,224	(107,751)	(61,386)	25,758

Earnings Per Share
Income from continuing operations – basic	$2.25	$1.13	$1.37	$1.03	$1.15
Income from continuing operations – diluted	$2.21	$1.12	$1.36	$1.02	$1.14
Loss from operation of discontinued operations – basic	—	($0.01)	($4.63)	($2.72)	($0.44)
Loss from operation of discontinued operations – diluted	—	($0.01)	($4.60)	($2.70)	($0.44)
Gain on disposition of discontinued operations – basic & diluted	$0.08	$0.06	$0.30	—	—

Net income (loss) – basic	$2.33	$1.18	($2.96)	($1.69)	$0.71
Net income (loss) – diluted	$2.29	$1.17	($2.94)	($1.68)	$0.70

Weighted-average shares – basic	34,530	36,502	36,446	36,397	36,365

Weighted-average shares – diluted	35,217	36,865	36,635	36,608	36,706

Cash dividends declared on common stock	6,498	60,453	3,658	3,652	3,643

Cash dividends declared per share on common stock	$0.19	$1.645	$0.10	$0.10	$0.10

Details of EPIK’s, FLX’s, and certain Flagler buildings’ income (loss) from operation of discontinued operations are provided in the following tables:

		Years Ended December 31
(dollars in thousands)	2004	2003	2002	2001	2000
Summary of Operating Results of Discontinued Operations
EPIK revenues	—	—	17,728	11,504	3,393
EPIK expenses	—	65	296,774 *	169,640 *	24,426

Operating loss	—	(65)	(279,046)	(158,136)	(21,033)
Other income	—	—	9,272	594	953

Loss before income taxes	—	(65)	(269,774)	(157,542)	(20,080)
Income taxes	—	25	103,863	60,654	8,032

Loss from operation of discontinued operations	—	(40)	(165,911)	(96,888)	(12,048)

*	During 2002 & 2001, the company recorded asset impairments of $238.7 million and $98.1 million, respectively, for EPIK’s long-lived assets.

	Years Ended December 31
(dollars in thousands)	2004	2003	2002	2001	2000
Summary of Operating Results of Discontinued Operations
Trucking revenues	—	—	22,525	36,224	31,601
Trucking expenses	—	(250)	28,688	42,483	39,752

Income (loss) before income taxes	—	250	(6,163)	(6,259)	(8,151)
Income taxes	—	(96)	2,373	2,410	3,260

Income (loss) from operation of discontinued operations	—	154	(3,790)	(3,849)	(4,891)

	Years Ended December 31
(dollars in thousands)	2004	2003	2002	2001	2000
Summary of Operating Results of Discontinued Operations
Flagler realty rental revenues	718	2,030	4,133	4,368	2,011
Flagler realty rental expenses	545	2,540	2,440	1,786	754

Operating income (loss)	173	(510)	1,693	2,582	1,257
Interest income	—	43	73	291	145

Income (loss) before income taxes	173	(467)	1,766	2,873	1,402
Income taxes	(67)	180	(680)	(1,106)	(540)

Income (loss) from operation of discontinued operations	106	(287)	1,086	1,767	862

	Years Ended December 31
(dollars in thousands)	2004	2003	2002	2001	2000
Balance Sheet Data
Total assets	1,063,193	1,008,350	1,051,236	1,200,670	1,111,538
Cash and investments	126,166	125,057	83,872	14,089	32,690
Properties, less accumulated depreciation	853,458	814,683	795,650	1,064,899	989,283
Long-term debt	338,065	238,305	294,143	282,784	88,000
Shareholders’ equity	464,926	558,133	573,316	684,169	748,104

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis should be read in conjunction with Item 8., Financial Statements, Item 1., Business, and Item 2., Properties, included elsewhere herein. The following discussion contains forward-looking statements (see cautionary statement at the front of this report). The Company’s actual results may differ significantly from those projected in the forward-looking statements.

GENERAL OVERVIEW

FECI is a holding company engaged in the rail and real estate businesses through two wholly owned subsidiaries.

The Company’s assets and operations are located in the state of Florida. Consequently, the Company’s performance is significantly affected by the general health of the Florida economy, while more broadly affected by the national economy, and international economies, including the Caribbean, South America, and Asia.

The Company generates rail-operating revenues primarily from the movement of freight in both conventional freight cars and intermodal shipments of containers and trailers on flatcars over its rail lines. Starting in November of 2002, certain drayage operations previously performed by FLX were assumed by FECR. Freight and drayage revenues are recorded as freight moves from origin to destination. Modest non-freight operating revenues are derived from demurrage and detention (equipment per diem paid by customers), switching, weighing, special train and other transportation services. The Company has one railroad customer that accounted for approximately 21%, 20%, and 19% of the railroad’s operating revenues in 2004, 2003 and 2002, respectively. The Company does not believe that this customer will cease to be a rail shipper, or will significantly decrease its freight volume in the near future. FECR’s top five customers accounted for approximately 43%, 43%, and 46% of 2004, 2003, and 2002 freight revenues. While FECR may compete directly with certain of its connecting rail carriers, FECR revenues can also be affected by broader rail industry issues like service reliability, shipper satisfaction, government regulation, and the effects of Class I mergers and acquisitions. Additionally, broader transportation industry issues associated with motor carriers, ships, barges, and ports can affect transportation logistics and patterns, which influence rail shipments and freight revenues.

The Company’s rail expenses consist of salaries and wages (71% of FECR’s work force is covered by collective bargaining agreements, each agreement currently amendable with several in negotiations, mediation and one in binding arbitration), related payroll taxes and employee benefits, depreciation (primarily reflecting FECR’s capital requirements for maintaining the current operations), insurance and casualty claim expense, diesel fuel, car hire (generally, a net rent credit received from others utilizing FECR’s car fleet less rents paid by FECR to use foreign equipment), property taxes, materials and supplies, purchased services and other expenses. Many of the railway’s operating expenses are of a relatively fixed nature, and do not increase or decrease proportionately with increases or decreases in operating revenues unless the Company’s management takes specific actions to restructure the Company’s operations. The Company experiences increases/decreases in fuel costs as the price of diesel fuel fluctuates in the market.

The Company’s real estate operations are cyclical and are affected by local demographic and general economic trends and the supply and rate of absorption of new construction. Although the Company’s real estate business has a large portfolio of income-producing properties expected to provide reasonably stable operating results from a large and diverse customer base, the Company’s real estate earnings may be significantly affected from period to period by the nature and timing of sales of developed property and non-core real estate assets as well as market conditions that tighten competition for tenants. Acquisitions may also significantly affect the comparability of operating results period to period due to the immediate impact from the addition of income-producing developed operating properties, as is contemplated by the potential acquisitions utilizing tax deferred net land sales proceeds held at December 31, 2004. Additionally, certain significant expenditures (including capital for maintaining or providing infrastructure to the properties) may fluctuate significantly over time.

Flagler has a portfolio of land, which includes land held for future development (entitled and unentitled), surplus land, some of which is under contract or held for sale, and land located in the parks that is under the existing buildings (543 acres) or undevelopable (832 acres). The Company believes that Flagler’s 740 acres of entitled land and 2,832 acres of unentitled land, which are held for future development or disposition, are capable of supporting five- to ten-years of future development. During 2005, additional developable land may be purchased from reinvested land sale proceeds in qualifying tax-deferred exchanges. These properties will be held for future development. The Company’s determination to develop or sell property is based on market conditions. Flagler holds approximately 518 acres of surplus land included in unentitled land above, all of which is either on the market or under contract for sale and expected to be sold over the next several years.

FECR owns or has an interest in approximately 1,206 acres of land that is held for lease, development, and/or sale, including 3 rail corridors (661 acres) that are either abandoned or are candidates for abandonment. There are 148 acres currently on the market or under contract for sale. FECR continues to evaluate the appropriate uses for the remaining land.

Real estate operating revenues are generated from (i) rental agreements on its commercial and industrial portfolio of buildings, as well as rents on its land holdings, (ii) sales of land and/or buildings and (iii) development, brokerage and property management services provided to customers.

Real estate operating expenses include costs of managing its commercial and industrial properties, costs associated with providing services to customers, and costs associated with land (both holding and development costs) and building sales. The Company incurs property management expenses, such as building maintenance, leasing costs and property taxes, beginning when buildings are completed and placed in the Company’s inventory of leasable properties. The Company sells certain real estate holdings when the return on such sales is considered advantageous, causing fluctuations in costs of real estate sales based on the basis in the properties sold, timing, and significance of such dispositions.

Passive revenues are generated from leases of railroad right-of-way to telecommunication and other companies for the installation of fiber optic, utilities, and other conduits, and additional uses of the right-of-way (e.g., signboards). These revenues, along with their associated expenses, are recorded net in other income.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Net cash generated by operating activities was $72.3 million; $136.0 million and $55.3 million in the years ended December 31, 2004, 2003 and 2002, respectively. The year-to-year fluctuation in net cash generated by operating activities reflects a $74.6 million income tax refund received during the second quarter of 2003.

During the years ended December 31, 2004, 2003 and 2002, cash flows provided by investing activities were $10.0 million, $22.0 million and $6.6 million, respectively, representing primarily proceeds from the disposition of assets (mostly buildings and land) offset by costs of development and purchases of properties. Proceeds from asset sales were $121.5 million, $124.2 million and $88.8 million in 2004, 2003 and 2002, respectively.

During the years ended December 31, 2004, 2003 and 2002, the Company invested approximately $80 million, $75 million and $27 million, respectively, at Flagler. Flagler’s 2004 capital expenditures reflect $74 million for park infrastructure development which includes $18 million of infrastructure cost at Flagler Center, including $4 million related to construction of the I-95 interchange at Old St. Augustine Road in Jacksonville, Florida, and $42 million for new building construction. Capital investment at Flagler for 2005 is expected to be between $150 million and $170 million, which includes $75 million to $85 million for acquisitions of land and/or finished buildings utilizing proceeds from third and fourth quarter 2004 realty sales. For the years ended December 31, 2004, 2003 and 2002, the Company’s capital investments at FECR were approximately $30 million, $27 million and $30 million, respectively. Capital expenditures for the Railway in 2005, before the purchase of any strategic land parcels to be inventoried for future Railway customers, are expected to range from $30 million to $36 million.

Net cash (used in) provided by financing activities was ($81.1) million, ($116.9) million, and $7.9 million in the years ended December 31, 2004, 2003, and 2002, respectively. Finance activities during 2004 include primarily the purchase of treasury stock ($191.1 million) offset by proceeds from mortgage debt ($105 million). On August 13, 2004, the Company purchased 5.5 million shares of common stock from The Alfred I. duPont Testamentary Trust and The Nemours Foundation for $34.50 per share or approximately $191 million. These repurchased shares are shown on the Consolidated Balance Sheets as Treasury Stock. This transaction exhausted the remaining $72 million that existed under the previous $75 million stock repurchase authorization. As a result, on August 4, 2004, the Board of Directors authorized the expenditure of $40 million to repurchase common stock from time to time through a program of open market purchases and/or privately negotiated transactions. Finance activities in 2003 were primarily the repayment ($53 million) of monies borrowed on the lines of credit and the payment ($60.5 million) of dividends including a special dividend of $1.50 per share. Finance activities in 2002 were primarily proceeds ($14.0 million) from borrowings on the line of credit offset by payments of dividends ($3.7 million) and debt service ($2.5 million).

At December 31, 2004, the Company had in place a $200 million revolving credit facility pursuant to an agreement, as amended from time to time, between the Company and certain banking institutions (the Credit Facility Agreement). The description herein of the revolving credit facility is qualified in its entirety by reference to the Credit Facility Agreement, which is incorporated as Exhibit 10(a) to the Company’s Reports on Form 10-K for years ended December 31, 2004, 2003 and 2002. On February 7, 2003, the Credit Facility Agreement was extended for an additional year to March 31, 2005 and amended to reduce the facility’s size from $300 million to $200 million, increase the stock repurchase and special dividend limit from $50 million to $150 million, increase the non-recourse mortgage financing limit from $250 million to $325 million, and make other miscellaneous modifications. At December 31, 2004, the Company had no monies drawn on the revolving credit facility. Pursuant to the Credit Facility Agreement, the Company has agreed, among other things, to maintain certain financial ratios. The Company believes the most restrictive of such ratios is the Group Debt/EBITDA ratio (as defined in the Credit Facility Agreement). The Credit Facility Agreement provides that at December 31, 2004, the Company’s Group Debt/EBITDA ratio shall be no greater than 2.50. At December 31, 2004, the Company’s actual Group Debt/EBITDA ratio was .01. Pursuant to the Credit Facility Agreement, the required Group Debt/EBITDA ratio is 2.50 from January 1, 2004 to March 31, 2005, all as more particularly set forth in the Credit Facility Agreement. On February 22, 2005, the Company entered into a new unsecured $150 million, 5-year revolving credit agreement. The new credit facility provides a more favorable interest rate and terms and replaced the company’s existing $200 million credit facility agreement. Although no assurances can be given as to the Company’s future compliance with the Group Debt/EBITDA ratio covenant or other financial covenants, the Company has complied with the terms of the Credit Facility Agreement in the past and expects to continue to comply with them until the applicable agreement expires or is terminated.

The Company believes its access to liquidity via cash generated from operations (including proceeds from land sales) and the Credit Agreement and/or external financing (e.g. leveraging buildings) will be sufficient to support needs in future years including the 2005 capital programs.

Results of Operations for 2004 compared to 2003 and 2003 compared to 2002

Discussions are based on segment information — see Note 8 included in Item 8 of this report.

Railway

FECR’s management team continued its focus on improving profitability during 2004 and 2003. Continuing investments in both operational and human capital were made during these periods to enhance customer service and safety while controlling costs. FECR transported record levels of aggregate revenues during 2004 and 2003. After several years of decline in intermodal revenue, FECR saw an increase in intermodal revenue during the second half of 2003, which continued into 2004 with $86.4 million of intermodal revenue, an increase of $13.7 million over 2003. Leading the way was a resurgence in intermodal parcel/LTL, motor carrier, and international segments of the business, as well as continued strength on the “Hurricane Train” service, an Atlanta-based intermodal service introduced in 2001. FECR developed an aggressive marketing plan in the third quarter 2003, featuring a strong defense of existing top customers, while simultaneously developing a group of new customers in the domestic truckload motor carrier segment and the retail market segment, thus positioning FECR with strong momentum throughout 2004. Critical to the rebound has been a complete re-branding and integration of FECR’s drayage services into the intermodal product mix. During 2004 and 2003, the Company invested approximately $30 million and $27 million, respectively, of capital in equipment, improved physical plant, and new technologies at FECR.

RAILWAY OPERATING RESULTS

	Years Ended December 31
(dollars in thousands)	2004	2003	2002
Railway segment’s operating revenues	200,762	181,057	166,751
Railway segment’s operating expenses	153,436	138,069	124,556

Railway segment’s operating profit	47,326	42,988	42,195

Railway segment’s operating ratio	76.4%	76.3%	74.7%

(Prior year’s results have been reclassified to conform to current year’s presentation.)

TRAFFIC
Years Ended December 31
(dollars and units in thousands)

	2004	2003	2002	2004	2003	2002
Commodity	Units	Units	Units	Revenues	Revenues	Revenues
Rail carloads
Crushed stone (aggregate)	127.2	120.8	113.2	60,271	55,453	50,497
Construction materials	5.7	5.6	5.4	3,827	3,157	3,104
Vehicles	22.2	23.1	25.0	17,577	18,161	19,702
Foodstuffs	12.5	11.9	11.9	9,922	8,902	8,685
Chemicals & distillants	3.7	3.6	3.8	4,367	4,135	4,443
Paper & lumber	5.6	6.6	6.8	6,162	6,565	6,750
Other	14.1	15.5	12.9	8,592	8,803	7,979

Total carload	191.0	187.1	179.0	110,718	105,176	101,160
Intermodal	283.3	252.1	258.3	86,379	72,642	62,661

Total freight units/revenues	474.3	439.2	437.3	197,097	177,818	163,821
Ancillary revenue	—	—	—	3,665	3,239	2,930

Railway segment revenue	—	—	—	200,762	181,057	166,751

(Prior year’s results have been reclassified to conform to current year’s presentation.)

	Years Ended December 31
(dollars in thousands)	2004	2003	2002
Rail Operating Expenses
Compensation & benefits	54,775	51,207	49,585
Fuel	16,273	13,650	11,675
Equipment rents (net)	3,315	3,032	3,652
Car hire (net)	(2,598)	(2,730)	(3,422)
Depreciation	20,167	19,562	17,735
Purchased services	9,793	8,554	9,095
Repairs billed to/by others (net)	(3,454)	(3,566)	(3,716)
Load/unload	8,009	7,407	7,411
Casualty & insurance	5,505	6,160	5,472
Property taxes	5,565	5,481	4,740
Materials	10,220	9,048	9,101
General & administrative expenses	8,724	9,730	8,432
Drayage	11,651	7,981	1,759
Other	5,491	2,553	3,037

Total operating expenses	153,436	138,069	124,556

(Prior year’s results have been reclassified to conform to current year’s presentation.)

Revenues — 2004 versus 2003

Railway segment’s operating revenues increased $19.7 million to $200.8 million in 2004 versus $181.1 million in 2003. Most of the increase resulted from intermodal revenues ($13.7 million) and aggregate rock revenues (crushed stone) ($4.8 million). Freight revenues were $197.1 million for 2004, compared with $177.8 million for 2003. Intermodal revenues increased $13.7 million to $86.4 million for 2004. After years of decline from haulage traffic with a connecting carrier, this revenue increased $2.2 million to $9.9 million in 2004. The “Hurricane Train” service from Atlanta resulted in additional revenues of $3.2 million, showing its success in the Atlanta marketplace, and local traffic (including drayage) increased $9.0 million over 2003 primarily from increased traffic from the retail segment, motor carriers, parcel LTL carriers, and the international segment. Offsetting these intermodal revenue increases was a reduction in the intermodal traffic from one of its interline carriers. Freight revenues from aggregate rock/crushed stone traffic increased $4.8 million in 2004 due to an increase in construction demand throughout the state of Florida. Revenues from stone clay & glass shipments increased $0.5 million due to the high demand for domestic building products as Florida’s construction and re-construction (hurricane related) demand increased. Revenues from foodstuff traffic increased $1.0 million due to increased business from one major customer and new customers locating on FECR’s line. Automotive (vehicles) traffic decreased $0.6 million to $17.6 million primarily due to the change in shipment patterns for automobiles bought back from rental car agencies.

Revenues — 2003 versus 2002

Railway segment’s operating revenues were up $14.3 million at $181.1 million for 2003 versus $166.8 million for 2002. Most of the increase resulted from intermodal revenues ($10.0 million) which included drayage operations ($9.0 million) formerly performed by the Company’s trucking subsidiary, that are now included in intermodal. Excluding drayage, intermodal increased $1.0 million to $72.6 million for 2003. Additional increases were due to aggregate rock traffic (crushed stone), metals traffic (other) and foodstuff traffic. Freight revenues were $177.8 million for 2003, compared with $163.8 million for 2002. Revenues from aggregate rock/crushed stone traffic increased $5.0 million in 2003 due to the increase in construction demand throughout the state of Florida. Revenues from metals shipments (other) increased $0.6 million due to the high demand for domestic metal products as Florida construction demand increased. Revenues from foodstuff traffic increased $0.2 million due to increased business from two major customers. Revenues from SCFE increased $0.4 million from 2002 to $1.9 million primarily due to the bridge connecting FECR to SCFE being out of service for almost eight weeks in 2002. Automotive (vehicles) traffic decreased $1.5 million to $18.2 million due to the weaker demand for automobiles. The “Hurricane Train” service from Atlanta resulted in additional revenues of $2.5 million, showing its success in the Atlanta marketplace, while local haulage and interline traffic decreased $1.8 million over 2002 primarily from reduced traffic with Norfolk Southern, decreased traffic from LTL carriers and decreased international business. The LTL carriers’ traffic was affected by the sluggish economy. Intermodal units were down 6,200 units primarily due to a change in the pricing of certain intermodal moves with an interchange partner. Previously, south- and northbound hauls for this interchange carrier were priced separately. However, during 2003, FECR combined pricing for both moves under a single unit move, causing units overall to decrease.

Expenses — 2004 versus 2003

Operating expenses increased $15.3 million to $153.4 million in 2004, compared with $138.1 million in 2003. A significant portion of the increased expenses resulted from the increased volumes and the impact of three Florida hurricanes that impacted the property. Compensation and benefits increased $3.6 million or 7.0% to $54.8 million in 2004 primarily because of the Railway’s general wage increases for 2004, additional labor costs to move higher traffic levels and increases in variable compensation. Fuel expenses increased $2.6 million to $16.3 million due to increased fuel price ($2.4 million) and consumption ($0.4 million) and a reduction due to non-locomotive fuel ($0.2 million). Depreciation expenses increased $0.6 million in 2004 due to increased levels of 2003 and 2004 capital expenditures. Purchased services increased $1.2 million and materials and stores increased $1.2 million due to additional repairs and services to freight cars and trailers due to additional business. Drayage services increased $3.7 million during 2004 due to increase volumes of business. Hurricanes Charley, Frances, and Jeanne disrupted Railway operations in the third quarter and early fourth quarter 2004. Clean up and repair costs were $3.0 million primarily for tree removal, signal repairs, crossing repairs, increased train operations costs, and building damages. Approximately $1.0 million of these costs have been or are expected to be reimbursed by various governmental agencies. Net hurricane costs are included in other expenses.

FECR forward purchases fuel to manage the risk of fuel price increases. As of December 31, 2004, FECR had forward purchase contracts of 5.2 million gallons of fuel for delivery from January 2005 to December 2005 for an average purchase price of $1.13 per gallon before taxes and freight. This represents 35% of the estimated consumption for year 2005.

Expenses — 2003 versus 2002

Operating expenses increased $13.5 million to $138.1 million for 2003, compared with $124.6 million for 2002. Commencing in late 2002, FECR began to directly manage the dray operations for intermodal shipments to the Railway, increasing FECR’s expenses $9.2 million over 2002. Compensation and benefits increased $1.6 million or 3.3% to $51.2 million for 2003 primarily because of the Railway’s general wage increases for 2003, offset by a 2002 infrequent maximum medical coverage claim and employee separation costs. Fuel expenses increased $2.0 million to $13.7 million due to increased fuel price and consumption due to increased aggregate business. Equipment rents decreased $0.6 million primarily the result of reductions in the amount of leased intermodal equipment. Property taxes increased $0.7 million to $5.5 million due to an increase in the Railway’s assessment from the State of Florida. Depreciation expenses increased $1.8 million in 2003 due to increased levels of 2002 and 2003 capital expenditures. Purchased services decreased $0.5 million in 2003 due to in-sourcing intermodal trailer maintenance.

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

	Years Ended December 31
(dollars in thousands)	2004	2003	2002
Summary of Operating Results of Discontinued Operations
Trucking revenues	—	—	22,525
Trucking expenses	—	(250)	28,688

Income (loss) before income taxes	—	250	(6,163)
Income taxes	—	(96)	2,373

Income (loss) from operation of discontinued operations	—	154	(3,790)

As a result of the discontinuance, certain liabilities were accrued related to this exit plan. A roll-forward of the liabilities through December 31, 2004 is as follows:

	Employee
	Severance	Tractor/Trailer
(dollars in thousands)	Costs	Disposition Costs	Other	Totals
Accruals @ 12/31/03	104	—	8	112
Additions & adjustments	—	—	—	—
Utilization	(104)	—	(8)	(112)

Ending balance @ 12/31/04	—	—	—	—

Real Estate

During 2004, Flagler added two buildings to its portfolio of income-producing properties through its development activities. Flagler completed construction of the I-95 Interchange at Old St. Augustine Road, adjacent to Flagler Center. The Company also completed the construction of all remaining major infrastructure initiatives at its existing business parks, including SouthPark Center II and Flagler Center.

The Company began construction of four additional buildings, with completion expected in 2005, and a 239,000 rentable sq. ft. build-to-suit project, which is expected to be completed in March 2005. The Company expects to start construction on seven additional new buildings during 2005 due to increased demand and in light of improved market conditions. During 2005, Flagler intends to reinvest a significant portion of the $88.3 million of land sale proceeds, held at December 31, 2004 in tax-deferred exchanges, to add strategic operating properties and future developable land holdings to its realty portfolio.

Flagler’s existing land holdings, with entitlements for construction of 12.1 million sq. ft. of office and industrial space, offers opportunities for further development or sale. The Company intends to continue its program to realize the value of its extensive land holdings at Flagler and the Railway by developing or monetizing them. Flagler’s future rate of growth, profitability, capital investment and sales of land depends, in part, on the extent of future demand in Florida’s commercial real estate markets, operating costs, and rental rates for leases, which are subject to uncertainty.

REALTY SEGMENT REVENUES

	Years Ended December 31
(dollars in thousands)	2004	2003	2002
Rental revenues — Flagler	60,053	54,177	50,605
Service fee revenues	148	25	—
Rental income — straight-line rent adjustments	3,524	3,551	2,920
Operating expense recoveries	3,879	3,744	3,557
Rental revenues — undeveloped land	681	960	1,017
Equity pickups	—	62	795
Other rental revenues	1,300	1,091	840

Total rental revenue — Flagler properties	69,585	63,610	59,734
Realty revenues — other realty operations	3,028	3,139	3,415

Total rental revenues	72,613	66,749	63,149

Building and land sales — Flagler	99,677	63,495	32,063
Building and land sales — other realty operations	5,135	26,963	38,552

Total building and land sales revenues	104,812	90,458	70,615

Total realty segment revenues	177,425	157,207	133,764

(Prior year’s results have been reclassified to conform to current year’s presentation.)

REALTY SEGMENT EXPENSES

	Years Ended December 31
(dollars in thousands)	2004	2003	2002
Real estate taxes — developed	7,823	7,496	6,677
Repairs & maintenance — recoverable	2,746	2,604	2,023
Services, utilities, management costs	12,681	11,753	10,335

Total expenses subject to recovery — Flagler properties	23,250	21,853	19,035

Real estate taxes — Flagler undeveloped land	3,885	2,934	3,099
Repairs & maintenance — non-recoverable	1,382	1,023	483
Depreciation & amortization — (operating prop — Flagler)	23,022	22,287	20,558
Depreciation & amortization — (non-operating prop — Flagler)	2,978	1,047	958
SG&A — non-recoverable — Flagler	6,063	6,760	5,999

Total — non-recoverable expenses — Flagler properties	37,330	34,051	31,097

Total rental expenses — Flagler properties	60,580	55,904	50,132

Real estate taxes — other undeveloped land	328	722	528
Depreciation & amortization — other	68	145	41
SG&A — non-recoverable — other	2,670	22,656	4,394

Total rental expenses — other realty operations	3,066	23,523	4,963

Total rental expenses	63,646	79,427	55,095

Realty sales expenses — Flagler	14,871	33,921	19,590
Realty sales expenses — Other realty operations	922	—	—

Total realty sales expenses	15,793	33,921	19,590

Total operating expenses	79,439	113,348	74,685

(Prior year’s results have been reclassified to conform to current year’s presentation.)

Revenues from Continuing Operations — 2004 versus 2003

Flagler rental revenues increased $6.0 million or 9.4% from $63.6 million in 2003 to $69.6 million in 2004. Revenues from operating properties increased $6.1 million including an increase related to net termination fees of $0.7 million in 2004. Same store occupancy increased to 94% at December 31, 2004 compared to occupancy of 87% at December 31, 2003, with a corresponding increase of $3.7 million in same store revenues. Additionally, same store revenue increased from a net termination fee of $0.5 million for a total increase in same store revenue of $4.2 million. Properties acquired in 2003 contributed an additional $0.3 million, primarily attributable to a 2004 net termination fee of $0.2 million. Deerwood North 300, which began operations in 2004, contributed revenues of $1.6 million in 2004. Income from land rents decreased $0.2 million due to the sale of certain land parcels. Income from equity investments decreased $0.1 million due to the dissolution of Flagler’s partnership interests in 2003.

For all leases renewed during calendar 2004, beginning cash rental rates averaged approximately 3% less than the ending rate of the expiring leases, however straight-line rental rates over the new lease term averaged approximately 3% higher than the average straight-line rental rates of the expiring leases. This is currently typical in the industry, although to a lesser degree than in the past given improvements in the rate environment over the past six to twelve months.

Flagler held 60 finished buildings with 6.6 million square feet and occupancy of 95% at December 31, 2004. “Same store” properties include 5.8 million square feet and 94% occupancy at December 31, 2004, compared to 87% at December 31, 2003.

Flagler sales revenue increased from $63.5 million in 2003 to $99.7 million in 2004 related primarily to the $80 million sale of a 460-acre parcel in Doral, Florida in December 2004.

Revenues from Continuing Operations — 2003 versus 2002

Flagler’s rental revenues increased $3.9 million or 6.5% from $59.7 million in 2002 to $63.6 million in 2003. Included in 2003 and 2002 revenues are net termination fees of $0.1 million and $1.9 million, respectively. Excluding termination fees, the increase in rental revenues from year-over-year is $5.7 million or 9.9%. Excluding termination fees, revenues from operating properties increased $6.3 million, with $4.5 million of the increase attributable to properties acquired in January 2003. “Same store” revenues increased $0.5 million (excluding net termination fees) over the prior year. Newer properties contributed a $1.3 million revenue increase in 2003 related to occupancy increases. Income from equity investments decreased $0.7 million due to the buy out of the Flagler Station partnership interests from Duke Realty. Other income decreased $0.1 million related primarily to non-recurring option income received in 2002 and decreased land lease revenue in 2003.

Flagler held 58 finished buildings with 6.4 million square feet and occupancy of 88% at year-end 2003. “Same store” properties, including 51 buildings and 5.4 million square feet, were 89% occupied at December 31, 2003, compared to 86% at December 31, 2002.

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

Expenses from Continuing Operations — 2004 versus 2003

Flagler’s operating expenses increased $4.7 million or 8.4% from $55.9 million in 2003 to $60.6 million in 2004. Properties beginning operations in 2004 contributed $1.1 million of the increase, including $0.6 million of depreciation and amortization. Operating expenses for properties acquired in 2003 increased $0.3 million. Same store operating expenses increased $0.7 million related to increased owners’ association costs ($0.4 million), increased repairs and maintenance ($0.1 million), increased janitorial costs ($0.1 million), increased electrical costs related to occupancy increases ($0.1 million), increased management and administrative costs ($0.2 million) and other expense increases ($0.1 million). These costs increases were offset by decreased landscaping costs ($0.2 million) and decreased insurance cost ($0.1 million). Land holding costs increased $2.9 million primarily related to increased real estate taxes ($1.0 million) and increased depreciation ($1.9 million) associated with unallocated infrastructure placed in service during 2004. These increased operating expenses were offset by decreased corporate overhead of $0.3 million.

Flagler’s cost of land sales decreased from $33.9 million to $14.9 million, a decrease of $19.0 million or 56.2%.

Flagler is the guarantor of a tenant’s previous lease obligation. The guarantee was entered into during 1999 as an inducement to acquire a large, long-term tenant lease. Flagler is liable for the sublease obligation, which expires April 30, 2006. The estimated value of the remaining guarantee is approximately $0.7 million at December 31, 2004.

Expenses from Continuing Operations — 2003 versus 2002

Flagler’s operating expenses increased $5.8 million or 11.5% from $50.1 million to $55.9 million year-over-year. Properties acquired in 2003 contributed $2.9 million of the increase, including $1.9 million of additional depreciation and amortization. Existing operating properties’ (including “same store” and new in 2001 properties) operating expenses increased $2.2 million mainly due to increased recoverable real estate taxes ($0.3 million), insurance ($0.4 million), recoverable repairs and maintenance ($0.5 million), non-recoverable repairs and maintenance ($0.6 million), recoverable administrative costs ($0.3 million) and other insignificant charges. Corporate overhead expenses increased $0.6 million primarily related to staffing costs, bad debt expenses, and holding company allocations.

Flagler’s cost of land sales increased $14.3 million from $19.6 million to $33.9 million related to the increased sales activity stated above.

Other rental expenses increased $18.6 million to $23.5 million in 2003 primarily due to accrued lease termination costs ($16.4 million) on 97 acres of land at Port Everglades in Broward County, Florida.

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

During March 2004, Flagler sold a 60,000-sq ft. build-to-suit office building for $12.6 million recognizing a pre-tax gain of $3.7 million, or $2.3 million, net of applicable taxes. During September 2004, Flagler sold a 147,000-sq. ft. industrial building for $4.1 million, for a $0.4 million pre-tax gain, or $0.3 million, net of applicable taxes.

Discontinued operations include the operations of the buildings sold in 2004, the operations of an industrial building sold in November 2003, Flagler’s 50% interest in three buildings formerly held in partnership with Duke Realty sold during July 2003, as well as the operations of an industrial building sold during September 2002. The operating results of these properties, as well as the gains on the sales of these properties are included in discontinued operations for all periods presented.

	Years Ended December 31
(dollars in thousands)	2004	2003	2002
Summary of Operating Results of Discontinued Operations
Flagler realty rental revenues	718	2,030	4,133
Flagler realty rental expenses	545	2,540	2,440

Operating income (loss)	173	(510)	1,693
Interest income	—	43	73

Income (loss) before income taxes	173	(467)	1,766
Income taxes	(67)	180	(680)

Income (loss) from operation of discontinued operations	106	(287)	1,086

Gain on disposition of discontinued operations, net of taxes of $1.7 million, $1.6 million and $2.1 million of the years ended December 31, 2004, 2003, and 2002 respectively.	2,590	2,542	3,398

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

	Years Ended December 31
(dollars in thousands)	2004	2003	2002
Summary of Operating Results of Discontinued Operations
EPIK revenues	—	—	17,728
EPIK expenses	—	65	296,774

Operating loss	—	(65)	(279,046)
Other income	—	—	9,272

Loss before income taxes	—	(65)	(269,774)
Income taxes	—	25	103,863

Loss from operation of discontinued operations	—	(40)	(165,911)

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

Included in EPIK’s above expenses for 2002 is asset impairment charges of $238.7 million associated with EPIK’s write-down of its telecommunication assets.

At the time of EPIK’s sale, the Company accrued certain liabilities (primarily employee severance) related to the sale. A roll-forward of the liabilities through December 31, 2004 is as follows:

	Employee
	Severance
(dollars in thousands)	Costs	Other	Totals
Accruals @ 12/31/03	577	—	577
Additions & adjustments	—	—	—
Utilization	(565)	—	(565)

Ending balance @ 12/31/04	12	—	12

In addition, FECI is a guarantor on certain leases (primarily office space) and could be contingently liable if EPIK were to default on certain lease obligations. Estimates of the amounts guaranteed were approximately $2.5 million at the time of the sale. These amounts could be subject to change in subsequent periods and are estimated to be $0.1 million at December 31, 2004.

Corporate Expenses

Corporate expenses for the years ended December 31, 2004 and 2003 were $15.1 million and $13.1 million, respectively. Increases during 2004 primarily relate to costs associated with increased incentive-based compensation (i.e. restricted stock and annual bonuses) expense. In a transaction (the “Transaction”) initiated at the request of the Board of Directors, the Company cancelled vested, in-the-money stock options (the “Options”) to acquire 144,000 shares of the Company’s common stock held by the Company’s Chief Executive Officer (“CEO”). The embedded value of the Options (fair market value less strike price) was $2 million. The embedded value, less applicable tax withholding, was paid in common stock. The CEO was issued 36,407 shares (valued at $35.06, which was the closing price on February 27, 2004). The stock, together with applicable withholdings, represents the pre-tax embedded value. Because the original stock option award was cancelled and the Company replaced this award with FECI common stock, in accordance with FASB Interpretation No. 44, the Company was required to recognize compensation expense in the amount of $2 million with respect to the Transaction. The Board recognized the need for the CEO to address the near-term maturity of the Options and preferred that he do so without the current market sale of 144,000 shares and that he increase his outright ownership in the Company.

Corporate expenses increased from $11.5 million in 2002 to $13.1 million in 2003 primarily as a result of costs associated with the reclassification of the common stock (see Note 2 of Item 8) and increased equity incentive compensation expenses. The reclassification of common stock resulted in additional legal and administrative fees of $0.3 million in 2003. During 2002, restricted stock awards (pursuant to which restrictions lapse pro rata over four years) were granted to senior executives. The stock grants also provide for accelerated lapsing of restrictions based on the Company’s performance to pre-established targets. During 2003, the Compensation Committee of the Board of Directors approved performance acceleration of 25% of the grant. These grants resulted in additional recognition of compensation expense of $0.8 million for 2003.

On February 10, 2005, as filed on Form 8-K with the Securities and Exchange Commission, FECI announced that Mr. Adolfo Henriques had been appointed Chairman, President, and Chief Executive Officer succeeding Mr. Robert W. Anestis effective on or about March 28, 2005. Mr. Anestis will remain in his current capacity until then.

Interest Expense

Interest expense for the years ended December 31, 2004 and 2003 was $16.7 million and $17.1 million, respectively. The lower interest expense resulted primarily from additional interest being capitalized into new construction during 2004. Interest cost (i.e. cash paid for interest) was $19.3 million and $18.0 million for 2004 and 2003, respectively. Cash paid for interest increased primarily due to increased levels of mortgage notes at Flagler.

Interest expense for 2003 was $17.1 million, compared to $19.6 million for 2002. The lower interest expense resulted primarily from decreased borrowings on the revolver.

Other Income

Other income for 2004 and 2003 was $13.0 million and $9.5 million, respectively. Pipe and wire crossing income for 2004 included $2.6 million from two one-time wire crossing agreements entered into in 2004.

Other income decreased to $9.5 million in 2003 from $10.8 million in 2002. Pipe and wire crossings for 2002 included $1.9 million of income from additional pipe and wire crossing agreements.

Income Tax

Income tax expenses represent an effective rate of 39.0% in 2004, compared to 38.5% in 2003 and 2002.

During 2004, the U.S. Congress passed the American Jobs Creation Act of 2004, which included certain tax law changes that are expected to effect future (starting in 2005) taxable earnings of FECI. Generally, these tax law changes are expected to benefit the company through additional current period tax credits for rail right-of-way maintenance expenses (previously capitalized and depreciated) and reduced federal taxes on diesel fuel, respectively. The tax credit for track maintenance is limited (annually) to $3,500 per mile of track and available for years 2005 through 2006. The Internal Revenue Service is expected to issue regulations regarding the utilization of this tax credit. Between December 31, 2004 and June 30, 2005 the railroad fuel tax will be reduced from $0.043 per gallon to $0.033 per gallon. From July 1, 2005 to December 31, 2006, the tax is reduced to $0.023 per gallon. From January 1, 2007, the tax is eliminated.

Net Income

As a result of the foregoing factors, net income was $80.6 million, or $2.29 per diluted share, for 2004, compared to $43.2 million, or $1.17 per diluted share in 2003, and a net loss of $107.8 million, or $2.94 per diluted share in 2002.

Summary of Operating Results
2004 versus 2003

     Information by industry segment:

(dollars in thousands)	2004	2003	$ Change
Operating Revenues
Railway operations	200,762	181,057	19,705
Realty:
Flagler realty rental and services	69,585	63,610	5,975
Flagler realty sales	99,677	63,495	36,182
Other rental	3,028	3,139	(111)
Other sales	5,135	26,963	(21,828)

Total realty	177,425	157,207	20,218

Total revenues	378,187	338,264	39,923

Operating Expenses
Railway operations	153,436	138,069	15,367
Realty:
Flagler realty rental and services	60,580	55,904	4,676
Flagler realty sales	14,871	33,921	(19,050)
Other rental	3,066	23,523	(20,457)
Other Sales	922	—	922

Total realty	79,439	113,348	(33,909)
Corporate general & administrative	15,080	13,137	1,943

Total expenses	247,955	264,554	(16,599)

Operating Profit (Loss)
Railway operations	47,326	42,988	4,338
Realty	97,986	43,859	54,127
Corporate general & administrative	(15,080)	(13,137)	(1,943)

Operating profit	130,232	73,710	56,522

Interest income	1,124	946	178
Interest expense	(16,671)	(17,056)	385
Other income	13,023	9,544	3,479

	(2,524)	(6,566)	4,042

Income before income taxes	127,708	67,144	60,564
Provision for income taxes	(49,806)	(25,851)	(23,955)

Income from continuing operations	77,902	41,293	36,609

Discontinued Operations
Income (loss) from operation of discontinued operations (net of taxes)	106	(173)	279
Gain on disposition of discontinued operations (net of taxes)	2,590	2,104	486

Net Income	80,598	43,224	37,374

(Prior year’s results have been reclassified to conform to current year’s presentation.)

Summary of Operating Results
2003 versus 2002

     Information by industry segment:

(dollars in thousands)	2003	2002	$ Change
Operating Revenues
Railway operations	181,057	166,751	14,306
Realty:
Flagler realty rental and services	63,610	59,734	3,876
Flagler realty sales	63,495	32,063	31,432
Other rental	3,139	3,415	(276)
Other sales	26,963	38,552	(11,589)

Total realty	157,207	133,764	23,443

Total revenues	338,264	300,515	37,749

Operating Expenses
Railway operations	138,069	124,556	13,513
Realty:
Flagler realty rental and services	55,904	50,132	5,772
Flagler realty sales	33,921	19,590	14,331
Other rental	23,523	4,963	18,560

Total realty	113,348	74,685	38,663
Corporate general & administrative	13,137	11,532	1,605

Total expenses	264,554	210,773	53,781

Operating Profit (Loss)
Railway operations	42,988	42,195	793
Realty	43,859	59,079	(15,220)
Corporate general & administrative	(13,137)	(11,532)	(1,605)

Operating profit	73,710	89,742	(16,032)

Interest income	946	425	521
Interest expense	(17,056)	(19,602)	2,546
Other income	9,544	10,803	(1,259)

	(6,566)	(8,374)	1,808

Income before income taxes	67,144	81,368	(14,224)
Provision for income taxes	(25,851)	(31,327)	5,476

Income from continuing operations	41,293	50,041	(8,748)

Discontinued Operations
Loss from operation of discontinued operations (net of taxes)	(173)	(168,615)	168,442
Gain on disposition of discontinued operations (net of taxes)	2,104	10,823	(8,719)

Net Income (loss)	43,224	(107,751)	150,975

(Prior year’s results have been reclassified to conform to current year’s presentation.)

OTHER MATTERS

Critical Accounting Policies

The Company has reviewed its accounting policies to identify those that are very important to the portrayal of the Company’s financial condition and results and that require management’s most difficult, subjective or complex judgments (the Critical Accounting Policies). The Company has determined that its accounting policies governing impairment of long-lived assets, income tax provisions, realty rental revenue recognition, real estate infrastructure costs and contingencies may be considered Critical Accounting Policies.

Impairment of Long-lived Assets — The Company reviews the carrying value of its property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset or asset grouping may not be recoverable from the undiscounted future net cash flows expected to be generated over its remaining useful life. Detecting these events or changes in circumstances can be difficult. At December 31, 2004, management had not identified indicators of an impairment of value for any significant asset group of the Company. However, events or changes in circumstances could develop or occur that would cause the Company to evaluate the recovery of its long-lived assets and potentially record an impairment, the amount of which could be material. Assets that are deemed impaired are recorded at the lower of carrying amount or fair value.

Income Tax Provisions — FECI’s net deferred tax liability was $177.6 million at December 31, 2004. At December 31, 2004, the Company had a state deferred tax asset of approximately $7.0 million relating to net operating loss carry forwards. The net deferred tax liability is estimated based on the expected future tax consequences of items recognized in the financial statements. Management must use judgment when estimating the future timing and deductibility of expenses and loss and credit carry forwards in the Company’s tax returns. A valuation allowance is required to be recorded if management expects that it is more likely than not that its deferred tax assets will not be realized. As of December 31, 2004, FECI has no valuation allowance since it expects to realize its deferred tax assets. This expectation is primarily based upon FECI’s expectation that future operations will be sufficiently profitable to utilize the operating loss carry forwards, as well as the existence of various tax, business and other planning strategies available to the Company. However, the Company cannot guarantee that it will realize this tax asset or that future valuation allowances will not be required. Failure to utilize the tax asset could materially affect the Company’s financial results and financial position. Federal tax years through 1999 have been closed with the Internal Revenue Service (IRS). Federal tax years 2000-2002 are currently under review by the IRS. Management believes its income tax provision reserves at December 31, 2004 to be adequate for the settlement, if any, of disputed tax positions taken by the Company for these years. Historically, settlements for disputed tax positions that have effected the total tax provision provided for in the income statement have been primarily interest charges on timing differences between years.

Revenue Recognition — Realty Rental Revenues — Revenues from realty rentals are primarily contractual base rents from leases of commercial property. The Company recognizes revenues from these base rents evenly over the lease term in accordance with SFAS 13, “Accounting for Leases” (SFAS 13). SFAS 13 requires rental income from an operating lease be recognized on a straight-line basis over the non-cancelable lease term. Accordingly, total contractual minimum lease payments, including scheduled rent increases, are recognized as rental revenue evenly over the lease term. Accrued revenues from contractually scheduled rent increases in excess of amounts currently due amounted to $15.7 million at December 31, 2004, which is reported in other assets and deferred charges. The Company monitors this asset for collection risk and establishes reserves for any amounts deemed not collectible. However, amounts collected in future periods may vary from the Company’s expectations.

Real Estate Infrastructure Costs — The Company periodically constructs road, road structures, and general infrastructure related to the development of commercial real estate. Certain of these infrastructure assets may be deeded, upon completion, to applicable governmental authorities. The Company believes these deeded items (e.g., roads) benefit and increase the value of the parcels within and adjacent to the related commercial real estate developments. The Company capitalizes all infrastructure costs (including costs of infrastructure assets deeded to governmental authorities) into the basis of its commercial real estate developments, and allocates these costs to the individual parcels within the park on a relative fair value basis in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (SFAS 67).

In connection with infrastructure assets constructed by the Company and deeded to governmental authorities, certain governmental authorities may agree to reimburse the Company certain of its construction costs for the deeded assets based on and to the extent of annual incremental taxes (such as property taxes) as may be collected by the governmental authority from the applicable properties over a stipulated period of time. Prior to and at the date of deeding the infrastructure asset to the governmental authority, any current reimbursements are accounted for as a reduction in the allocated costs described above to the extent the Company’s receipt of such reimbursements has become fixed and determinable, based upon the related incremental taxes having been assessed and being, therefore, payable. The Company does not recognize expected future tax reimbursements even though they may be probable and estimable, until they become fixed and determinable.

During 2004, the Company received $2.0 million from a governmental authority related to an Interchange Development Agreement associated with costs incurred to build an interchange off I-95 at Old St. Augustine Road in Jacksonville, Florida (adjacent to the Flagler Center business park). Such payment was made upon Flagler’s completion of the interchange and the transfer of ownership of the interchange to the State of Florida. The reimbursement was accounted for as a reduction in the basis of this asset. Future reimbursements covered by the agreement could be up to the lesser of the reimbursable cost of the interchange (plus interest on the un-reimbursed cost) or $22 million (plus interest) contingent upon the collection of future property taxes.

Contingencies — It is the Company’s policy to reserve for certain contingencies consisting primarily of various claims and lawsuits resulting from its operations. In the opinion of management, appropriate reserves have been made for the estimated liability that may result from disposition of such matters. Management’s opinion and ultimately the reserve recorded in the financial statements are based on known facts and circumstances. In certain circumstances, management uses the services of outside counsel to help evaluate the facts and circumstances and considers their professional judgment in establishing the appropriate reserve. The ultimate resolution of these contingencies may be for an amount greater or less than the amount estimated by management.

Off-Balance Sheet Arrangements

The Company and its subsidiaries have entered into operating leases (see also the discussion of debt and other commitments in Note 14 of Item 8 of the Financial Statements) that are disclosed in the next section, “Contractual Obligations and Commercial Commitments.”

Contractual Obligations and Commercial Commitments
Contractual Obligations
Payments due by Period
(dollars in thousands)

		Less
Contractual Cash Obligations		than			After 5
at December 31, 2004	Total	1 year	2-3 years	4-5 years	years
Long-term debt obligations	342,854	4,789	10,513	89,439	238,113
Capital lease obligations	1,019	154	323	542	—
Operating lease obligations	6,086	2,192	2,106	1,112	676
Unconditional purchase obligations*	5,911	5,911	—	—	—
Other long-term obligations	—	—	—	—	—
Total contractual cash obligations	355,870	13,046	12,942	91,093	238,789

(Note: Table does not include interest)

*	Unconditional purchase obligations at December 31, 2004 were primarily forward purchases of diesel fuel at FECR

Amount of Commitments
Expiration per Period
(dollars in thousands)

	Total	Less
Other Commercial Commitments	Amounts	than 1			Over 5
at December 31, 2004	Committed	year	2-3 years	4-5 years	years
Lines of credit	—	—	—	—	—
Standby letters of credit	12,557	12,407	150	—	—
Guarantees	144	78	66	—	—
Other commercial commitments	14,747	14,747	—	—	—
Total commercial commitments	27,448	27,232	216	—	—

At December 31, 2004, the standby letters of credit were primarily for construction commitments related to building and infrastructure projects at Flagler’s project locations. Other commercial commitments include amounts committed to customers and vendors for construction projects at Flagler-owned developments.

Trading Activities that Include Non-Exchange Traded Contracts Accounted for at Fair Value

The Company does not participate in trading of non-exchange traded contracts accounted for at fair value.

Effects of Transactions with Related and Certain Other Parties

The Company does not have transactions with related and certain other parties other than those transactions that may be described in Item 13. Certain Relationships and Related Transactions.

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

Compliance with the federal, state, and local laws and regulations relating to the protection of the environment has not affected the Company’s capital additions, earnings or competitive position, nor does management anticipate any future matters will adversely affect the Company’s financial situation based upon the information available today.

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

The Company currently maintains an un-drawn $200 million revolving credit facility whose interest rate on borrowed funds that float with the current market rate, and the rate the Company pays (LIBOR plus .75%), which was approximately 3.15% at December 31, 2004, approximates the Company’s fair market cost of borrowing. The revolving credit facility was replaced with a new facility effective February 22, 2005. The fair value of the Company’s revolving credit agreement is estimated based on current rates available to the Company for debt of the same remaining maturities.

The following table presents the future principal cash flows and weighted-average interest rates expected on the Company’s existing mortgage notes. Fair value has been determined based on current rates available to the Company at December 31, 2004 for similar maturity instruments.

In August 2004, Flagler issued $105 million of mortgage notes due September 1, 2011. The mortgage notes consist of a $60 million note with a fixed rate of interest of 5.27% and a $45 million note with a floating rate of interest based on the 90-day LIBOR Index plus 1.00%. Concurrently with the closing of the $45 million of mortgage debt, Flagler purchased a three-year interest rate cap. The interest rate cap has a notional amount of $45 million and caps the interest rate on the floating rate debt at 9.5% for a period of three years.

Expected Maturity Date

								12/31/04
(dollars in thousands)								Fair
Liabilities	2005	2006	2007	2008	2009	Thereafter	Total	Value
Long-Term Debt:

Fixed Rate ($US)
Ten Year Notes	1,938	2,087	2,246	2,418	2,603	143,063	154,355	174,714
Seven Year Notes	1,965	2,091	2,225	81,370	1,054	55,036	143,741	151,087
Average Interest Rate	6.84%	6.84%	6.84%	6.80%	6.80%	6.80%

Variable Rate ($US)
Seven Year Notes	886	916	948	980	1,014	40,014	44,758	44,758
Average Interest Rate	4.24%	4.79%	5.11%	5.34%	5.56%	5.56%

Total outstanding maturities existing on the mortgage notes at December 31, 2003 and 2002 were $241.1 million and $243.8 million, respectively, with the estimated fair market values of $265.2 million and $270.8 million, respectively. The increase in 2004 outstanding maturities of approximately $101 million relates to $105 million of mortgage notes issued in August of 2004 and discussed in more detail at Note 14 to the consolidated financial statements included in Item 8 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Florida East Coast Industries, Inc.

We have audited the consolidated balance sheets of Florida East Coast Industries, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedules II and III as listed in the accompanying Index on Page 68 of this Report on Form 10-K for the year 2004. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Florida East Coast Industries, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Florida East Coast Industries, Inc. and subsidiaries internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 16, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Jacksonville, Florida

February 16, 2005

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2004, 2003 and 2002

	Years Ended December 31
(dollars in thousands, except per share amounts)	2004	2003	2002
Operating revenues:
Railway operations	200,762	181,057	166,751
Realty rental and services	72,613	66,749	63,149
Realty sales	104,812	90,458	70,615

Total revenues	378,187	338,264	300,515

Operating expenses:
Railway operations	153,436	138,069	124,556
Realty rental and services	63,646	79,427	55,095
Realty sales	15,793	33,921	19,590
Corporate general & administrative	15,080	13,137	11,532

Total expenses	247,955	264,554	210,773

Operating profit	130,232	73,710	89,742

Interest income	1,124	946	425
Interest expense	(16,671)	(17,056)	(19,602)
Other income (Note 13)	13,023	9,544	10,803

	(2,524)	(6,566)	(8,374)

Income before income taxes	127,708	67,144	81,368
Provision for income taxes (Note 7)	(49,806)	(25,851)	(31,327)

Income from continuing operations	77,902	41,293	50,041

Discontinued Operations (Note 4)
Income (loss) from operation of discontinued operations (net of taxes)	106	(173)	(168,615)
Gain on disposition of discontinued operations (net of taxes)	2,590	2,104	10,823

Earnings (loss) from discontinued operations	2,696	1,931	(157,792)

Net income (loss)	80,598	43,224	(107,751)

Cash Dividends Per Share	$0.19	$1.645	$0.10
Earnings Per Share
Income from continuing operations – basic	$2.25	$1.13	$1.37
Income from continuing operations – diluted	$2.21	$1.12	$1.36
Income (loss) from operation of discontinued operations – basic	—	($0.01)	($4.63)
Income (loss) from operation of discontinued operations – diluted	—	($0.01)	($4.60)
Gain on disposition of discontinued operations – basic	$0.08	$0.06	$0.30
Gain on disposition of discontinued operations –diluted	$0.08	$0.06	$0.30

Net income (loss) – basic	$2.33	$1.18	($2.96)
Net income (loss) – diluted	$2.29	$1.17	($2.94)

Average shares outstanding – basic	34,529,869	36,502,467	36,446,427
Average shares outstanding – diluted	35,216,957	36,864,558	36,634,782

(Prior years’ results have been reclassified to conform to current year’s presentation, including discontinued operations.)

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

Years Ended December 31, 2004 and 2003

	Years Ended December 31
(dollars in thousands)	2004	2003
Assets
Current Assets:
Cash and cash equivalents (Note 6)	126,166	125,057
Accounts receivable (net) (Note 3)	32,435	23,599
Income tax receivable	4,238	—
Materials and supplies	1,822	1,603
Assets held for sale (Note 5)	6,900	7,474
Deferred income taxes (Note 7)	1,268	5,986
Prepaid expenses	5,008	5,214
Other current assets	3,133	2,571

Total current assets	180,970	171,504

Properties, Less Accumulated Depreciation (Notes 5 and 14)	853,458	814,683

Other Assets and Deferred Charges	28,765	22,163

Total Assets	1,063,193	1,008,350

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	51,220	34,027
Taxes payable	1,281	5,378
Deferred revenue	—	3,000
Short-term debt (Note 14)	4,789	2,838
Accrued casualty and other liabilities (Note 9)	1,230	1,815
Other accrued liabilities	11,001	19,640

Total current liabilities	69,521	66,698

Deferred Income Taxes (Note 7)	178,831	135,497

Long-Term Debt (net of current portion) (Note 14)	338,065	238,305

Accrued Casualty and Other Liabilities (Note 9)	11,850	9,717

Shareholders’ Equity
Common Stock: (Notes 2 and 11)	105,964	77,784
Common stock, no par value; 150,000,000 shares authorized; 38,553,495 shares issued and 32,006,968 shares outstanding at December 31, 2004 and 37,701,406 shares issued and 36,717,404 shares outstanding at December 31, 2003.

Retained earnings	573,808	499,708
Restricted stock deferred compensation	(6,548)	(4,592)
Treasury stock at cost (6,546,527 shares at December 31, 2004 and 984,002 shares at December 31, 2003)	(208,298)	(14,767)

Total shareholders’ equity	464,926	558,133

Total Liabilities and Shareholders’ Equity	1,063,193	1,008,350

(Prior year’s results have been reclassified to conform to current year’s presentation.)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME
(dollars in thousands, except share amounts)
(see Note 11)

						RESTRICTED
						STOCK
	COMMON STOCK		TREASURY STOCK		RETAINED	DEFERRED
	SHARES	AMOUNT	SHARES	AMOUNT	EARNINGS	COMPENSATION	TOTAL
Balance at December 31, 2001	37,329,903	66,533	(799,084)	(9,355)	628,346	(1,355)	684,169

Net (loss)					(107,751)		(107,751)

Sale of common stock (ESPP)	3,106	62					62

Dividends declared on common stock ($0.10) per share					(3,658)		(3,658)

Restricted stock purchased/granted, net of amortization & forfeitures	103,506	2,293				(1,799)	494

Balance at December 31, 2002	37,436,515	68,888	(799,084)	(9,355)	516,937	(3,154)	573,316

Net income					43,224		43,224

Sale of common stock (ESPP)	7,736	162					162

Dividends declared on common stock ($0.145) per share					(5,321)		(5,321)

Special dividend declared on common stock ($1.50) per share					(55,132)		(55,132)

Stock repurchase program			(97,300)	(2,921)			(2,921)

Exercise of stock options	114,606	2,898					2,898

Restricted stock purchased/granted, net of amortization & forfeitures	127,181	5,466	(87,618)	(2,491)		(1,438)	1,537

Other	15,368	370					370

Balance at December 31, 2003	37,701,406	77,784	(984,002)	(14,767)	499,708	(4,592)	558,133

Net income					80,598		80,598

Sale of common stock (ESPP)	5,569	163					163

Dividends declared on common stock ($0.19) per share					(6,498)		(6,498)

Issuance of stock under executive compensation plan	36,407	1,276	(59,769)	(2,296)			(1,020)

Trust Shares repurchased			(5,500,000)	(191,126)			(191,126)

Exercise of stock options including income tax benefit	708,975	23,026					23,026

Restricted stock purchased/granted, net of amortization & forfeitures	101,138	3,715	(2,756)	(109)		(1,956)	1,650

Balance at December 31, 2004	38,553,495	105,964	(6,546,527)	(208,298)	573,808	(6,548)	464,926

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003 and 2002

	Years Ended December 31
(dollars in thousands)	2004	2003	2002
Cash Flows from Operating Activities

Net income (loss)	80,598	43,224	(107,751)
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	48,769	47,498	59,370
Discontinued operations, before tax	—	—	256,524
Gain on disposition of assets	(93,265)	(60,675)	(51,025)
Tax benefit from exercise of stock options / restricted stock	4,056	—	—
Deferred taxes	48,052	22,808	6,300
Other	4,819	3,189	1,941
Changes in operating assets and liabilities:
Accounts receivable	(8,836)	(2,236)	10,681
Prepaid expenses	206	(106)	459
Other current assets	(3,518)	(3,362)	8,102
Other assets and deferred charges	(11,701)	(4,130)	3,145
Accounts payable	17,356	2,173	(27,301)
Taxes payable	(8,335)	3,581	(63,416)
Income tax refund	—	74,572	—
Other current liabilities	(7,494)	11,434	(2,398)
Accrued casualty and other long-term liabilities	1,548	(1,932)	(39,374)

Net cash generated by operating activities	72,255	136,038	55,257

Cash Flows from Investing Activities
Purchases of properties	(111,551)	(102,181)	(62,356)
Payments on sale of EPIK	—	—	(19,843)
Proceeds from disposition of assets	121,537	124,218	88,778

Net cash provided by investing activities	9,986	22,037	6,579

Cash Flows from Financing Activities
Proceeds from mortgage debt	105,000	—	—
Payment of mortgage debt	(3,289)	(2,641)	(2,457)
Net (payments) borrowings from line of credit	—	(53,000)	14,000
Payment of dividends	(6,498)	(60,453)	(3,658)
Proceeds from exercise of options	16,674	2,898	—
Purchase of treasury stock	(191,126)	(2,921)	—
Other	(1,893)	(773)	62

Net cash (used in) provided by financing activities	(81,132)	(116,890)	7,947

Net Increase in Cash and Cash Equivalents	1,109	41,185	69,783
Cash and Cash Equivalents at Beginning of Year	125,057	83,872	14,089

Cash and Cash Equivalents at End of Year	126,166	125,057	83,872

Supplemental Disclosure of Cash Flow Information
Cash paid (received) for income taxes	4,700	(73,736)	(10,327)

Cash paid for interest	19,252	17,988	18,608

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements

Years Ended December 31, 2004, 2003 and 2002

1. Nature of Business

The principal operations of Florida East Coast Industries, Inc. (the Company or FECI) and its subsidiaries primarily relate to the transportation of goods by rail and the acquisition, development, leasing, management and sale of real estate. The Company’s rail subsidiary, Florida East Coast Railway, LLC (FECR or Railway), operates primarily within the state of Florida, with approximately 58% of its revenues derived from local moves along the Company’s line. Approximately 43% of the freight revenues were derived from five of its largest customers, with approximately $38.7 million, $34.7 million, and $31.4 million, 21%, 20%, and 19%, in 2004, 2003 and 2002, respectively, generated by one significant customer. The Company’s realty subsidiary, Flagler Development Company (Flagler), presently operates in Florida with business parks in Jacksonville, Orlando, and the South Florida markets. Flagler’s operating properties are Class “A” office space and high-quality commercial/industrial facilities.

During 2002, the Company sold its telecommunications subsidiary, EPIK Communications Incorporated (EPIK). In addition, during 2002, the Company discontinued the operations of its trucking subsidiary, Florida Express Carriers, Inc. (FLX). Certain drayage operations with moves to and from FECR’s rail facilities previously managed by FLX are now managed by FECR, using third party contractors.

2. Recapitalization and Stock Repurchase

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

St. Joe Company and affiliates provided certain real estate services to the Company under service agreements, which expired in October 2003. These services included property management, development management and construction coordination and leasing services. Flagler now has operational responsibility for these services. However, Codina, a St. Joe affiliate, continues to provide development and leasing services at Flagler’s South Florida properties. Amounts paid to St. Joe and affiliates for these services in 2004, 2003, and 2002 were:

	Years Ended December 31
(dollars in thousands)	2004	2003	2002
Services
Property management fees	—	1,849	2,860
Development fees	851	133	142
Construction coordination fees and leasing commissions	1,425	2,911	1,679
Commissions on real estate sales	—	122	363

On August 13, 2004, the Company purchased 5.5 million shares of common stock from The Alfred I. duPont Testamentary Trust and The Nemours Foundation for $34.50 per share or approximately $191 million. These repurchased shares are now shown on the Consolidated Balance Sheets as Treasury Stock. This transaction exhausted the remaining $72 million that existed under the previous $75 million stock repurchase authorization. As a result, on August 4, 2004, the Board of Directors authorized the expenditure of $40 million to repurchase common stock from time to time through a program of open market purchases and/or privately negotiated transactions.

3. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Revenue Recognition

Railway Revenues – Rail revenue is recognized as freight moves from origin to destination.

Realty Land Sales – Revenue is recognized upon closing of sales contracts for sale of land or upon settlement of legal proceedings such as condemnations.

Realty Rental Income – Revenue is recognized upon commencement of rental and lease contracts. The Company uses the straight-line method for recording the revenues over the life of the lease contract.

Dark Fiber, Collocation, and Bandwidth Revenues – (Note EPIK is now presented net in discontinued operations.) Revenue was recognized beginning upon commencement of rental and service contracts. The Company used the straight-line basis for recording the revenues over the life of the lease contract. Any advance payments called for in the lease agreement were deferred and included in deferred revenues. Revenue for credit risk customers was recognized upon collection of the related receivable.

Dark Fiber Swaps – (Note EPIK is now presented net in discontinued operations.) No revenue was recognized on dark fiber swap transactions, which were treated as like-kind exchanges. Historical “carryover basis” was reassigned to the fiber received.

Non-Like Kind Exchanges – (Note EPIK is now presented net in discontinued operations.) The fair market value of goods received in non-like kind exchanges for dark fiber was compared to the historical net book basis of assets exchanged, with any resulting gain included in deferred revenues and recognized as revenue on a straight-line basis over the life of the dark fiber lease contract.

Bad Debt Reserves

Bad debt reserves are recorded by management based upon the Company’s various businesses’ historical experience of bad debts to sales, analysis of accounts receivable aging, and specific identification of customers in financial distress; i.e., bankruptcy, poor payment record, etc. The consolidated bad debt reserve was approximately $1.7 million at December 31, 2004 and 2003.

Materials and Supplies

New materials and supplies are stated principally at average cost which is not in excess of replacement cost. Used materials are stated at an amount, which does not exceed estimated realizable value.

Properties

Railway properties are stated at historical cost and are depreciated and amortized on the straight-line method over the estimated useful lives. The Railway uses the mass asset method of accounting for fixed assets. The majority of road properties’ depreciation is based on lives ranging from 10 to 40 years, and equipment properties on lives varying from 3 to 50 years. Gains and losses on normal retirements of these items are credited or charged to accumulated depreciation. During 2003, FECR commenced an engineering- and economics-based study of its principal right-of-way and equipment assets to develop a multi-year maintenance and replacement plan and associated estimates of the assets’ remaining lives. The engineering studies segregated the equipment and right-of-way assets into the following major groupings: locomotives, rolling stock (e.g. hoppers, flatcars, etc.), bridges, and track structure (rail, ties, ballast, and other track material). During the third and fourth quarter of 2004, the engineering studies (including associated estimated accounting lives) for locomotives and rolling stock were completed. The finalizations of the bridge and right-of-way asset engineering studies are expected during the first and second quarters of 2005, respectively.

The locomotive and rolling stock study indicated no substantive change in the annual maintenance or capital replacement programs. FECR will continue its general practice of maintaining locomotives and rolling stock for the entirety of their useful operating life.

From the locomotive engineering study, FECR identified three major sub-components of its locomotive assets: Hulk/Chassis, Locomotive engine and Combos (i.e. wheel assemblies, electric motors, etc.) The replacement and resulting depreciable lives for each of these sub-components is 50 years, 7 years and 3 years, respectively. Annual depreciation is expected to increase approximately 8% or $0.2 million as a result of the study. These depreciable lives were implemented in the fourth quarter of 2004.

From the rolling stock engineering study, FECR identified three major sub-components of its rolling stock assets: Hulk/Chassis, wheel assemblies (i.e. trucks), and doors. The replacement and resulting depreciable lives for each of these sub-components is 40-50 years, 7 years and 7 years, respectively. Annual depreciation is expected to decrease approximately 9% or $0.4 million as a result of the study. These depreciable lives will be implemented in the first quarter of 2005.

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

The Company reviews property, plant, and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability is measured by comparison of the carrying amount to the undiscounted net cash flows expected to be generated by the asset (see Note 4).

The Company capitalizes interest during the construction of new facilities (e.g., buildings) and it is amortized over the life of the asset. During 2004 and 2003, $3.5 million and $1.9 million, respectively, of interest was capitalized.

Earnings Per Share

The diluted weighted-average number of shares includes the net shares that would be issued upon the exercise of “in-the-money” stock options using the treasury stock method. Applying the treasury stock method, the “in-the-money” stock options resulted in the dilution of 687,088 shares, 362,091 shares, and 188,355 shares for the years ended December 31, 2004, 2003 and 2002, respectively. “Out-of-the-money” shares were 767,940 shares, 1,986,408 shares, and 2,237,932 shares for the years ended December 31, 2004, 2003 and 2002, respectively.

Cash and Cash Equivalents

For purposes of cash flows, cash, and cash equivalents include cash on hand, bank demand accounts, money market accounts, and overnight repurchase agreements having original maturities of less than three months.

Cash and cash equivalents at December 31, 2004 consisted of $91.4 million of property sale proceeds held in escrow for possible tax-deferred reinvestment in other property, and $34.8 million of funds on hand and invested in money market funds or short-term securities.

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

Joint Ventures

At December 31, 2002, the Company held certain investments in four realty partnerships for the purpose of developing, leasing and managing real estate with an unaffiliated partner. The Company held an undivided 50% equity ownership interest in each of these joint ventures and, accordingly, recognized it’s pro rata share of partnership earnings (loss) as revenue each period under the equity method of accounting. Equity income from partnerships was $1.6 million and $0.9 million in 2002 and 2001, respectively.

On January 24, 2003, the Company acquired four commercial buildings for $23.3 million, three of which were previously 50%-owned and held in joint ventures with the Company’s unaffiliated partner. The total purchase price was allocated to the acquired land, building, identifiable intangibles and liabilities assumed based on their estimated fair values at the date of acquisition. The acquisition of these joint venture interests resulted in a change from the equity method of accounting to consolidation of the operating results of the buildings previously held in partnership into the operating results of the Company. Operating revenues and expenses from these buildings that are now included in Flagler’s realty rental and services’ revenues were $3.9 million and $3.6 million and expenses were $2.6 million and $2.3 million respectively, for the years ended December 31, 2004 and 2003.

On July 1, 2003, Flagler sold its remaining investment in three buildings previously 50%-owned and held in the joint ventures for $22.3 million with a resulting gain of $2.9 million. As discussed in Note 4, the results of these investments are now classified as discontinued operations for all periods presented.

Real Estate Infrastructure Costs

The Company periodically constructs road, road structures, and general infrastructure related to the development of commercial real estate. Certain of these infrastructure assets may be deeded to applicable governmental authorities. The Company believes these deeded items (e.g., roads) benefit and increase the value of the parcels within and adjacent to the related commercial real estate developments. The Company capitalizes all infrastructure costs (including costs of infrastructure assets deeded to governmental authorities) into the basis of its commercial real estate developments, and allocates these costs to the individual parcels within the park on a relative fair value basis in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (SFAS 67).

In connection with infrastructure assets constructed by the Company and deeded to governmental authorities, certain governmental authorities may agree to reimburse the Company certain of its construction costs for the deeded assets based on and to the extent of annual incremental taxes (such as property taxes) as may be collected by the governmental authority from the applicable properties over a stipulated period of time. Prior to and at the date of completion of the infrastructure asset, reimbursements are accounted for as a reduction in the allocated costs described above to the extent the Company’s receipt of such reimbursements has become fixed and determinable, based upon the related incremental taxes having been assessed and being, therefore, payable. The Company does not recognize expected future tax reimbursements even though they may be probable and estimable, until they become fixed and determinable.

During 2004, the Company received $2.0 million from a governmental authority related to an Interchange Development Agreement pursuant to which the Company built an interchange at I-95 and Old St. Augustine Road (adjacent to Flagler Center business park). Such payment was made upon Flagler’s completion of the interchange and was accounted for as a reduction in the basis of this asset. Future reimbursements covered by the agreement could be up to the lesser of the reimbursable cost of the interchange (plus interest on the un-reimbursed cost) or $22 million (plus interest) contingent upon the collection of future property taxes.

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

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), to stock-based employee compensation:

	Years Ended December 31
(dollars in thousands, except per share amounts)	2004	2003	2002
Net income (loss) - as reported	80,598	43,224	(107,751)

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all stock option awards (net of related tax effects)	(785)	(2,126)	(4,625)

Pro forma net income (loss)	79,813	41,098	(112,376)

Earnings per share:
Basic – as reported	$2.33	$1.18	($2.96)
Basic – pro forma	$2.31	$1.13	($3.08)

Diluted – as reported	$2.29	$1.17	($2.94)
Diluted – pro forma	$2.27	$1.11	($3.05)

Additionally, the Compensation Committee of the Board of Directors awarded grants of restricted stock in 2002, 2003, and 2004 to the executive management team and, starting in 2003, other members of management who previously were awarded annual grants of stock options. Grants of restricted stock were 151,269, 135,930 and 108,000 shares in 2004, 2003 and 2002, respectively. Compensation expense is recognized pro rata over the vesting period based on the market price of the stock at the time of grant. Total compensation expense for the 2004, 2003 and 2002 restricted stock grants, if fully vested over their four- year vesting period, would be $5.5 million, $4.1 million and $2.7 million, respectively.

Comprehensive Income

SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. For the years presented, the company’s comprehensive income equaled net income. SFAS 130 requires only additional disclosures in the consolidated financial statements. It does not affect the Company’s financial position or results of operations.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year’s presentation, including discontinued operations.

Recently Issued Accounting Standards

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) (FIN 46R), Consolidation of Variable Interest Entities (VIE’s), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIE’s created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.

The Company’s application of FIN 46R had no impact on the financial statements.

FASB Statement No. 123 (revised 2004), Share-Based Payment. The revised Statement generally requires that an entity account for transactions using the fair-value-based method, and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No.25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued. The revised Statement requires both public and nonpublic entities to disclose information needed about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.

The impact of applying FASB Statement No. 123 had no impact on the financial statements.

4. Discontinued Operations

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

Discontinued operations for 2004 include the gains on the sales and the related operations of an office building and an industrial building. Discontinued operations for 2003 include the operations of the above-mentioned properties, as well as the operations of an industrial building sold during 2003 and the gain on the sale and related operations of Flagler’s 50% interest in three buildings held in partnership with Duke Realty. Discontinued operations for 2002 include the operations of the above-mentioned properties, as well as the operations and the related gain on the sale of an industrial warehouse disposed of in 2002.

	Years Ended December 31
(dollars in thousands)	2004	2003	2002
Summary of Operating Results of Discontinued Operations
Flagler realty rental revenues	718	2,030	4,133
Flagler realty rental expenses	545	2,540	2,440

Operating income (loss)	173	(510)	1,693
Interest income	—	43	73

Income (loss) before income taxes	173	(467)	1,766
Income taxes	(67)	180	(680)

Income (loss) from operation of discontinued operations	106	(287)	1,086

Gain on disposition of discontinued operations, net of taxes of $1.7 million, $1.6 million and $2.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.	2,590	2,542	3,398

At December 31, 2004, Flagler had under contract 134 acres, which it expects to sell during 2005. This acreage is classified as assets held for sale on the December 31, 2004 consolidated balance sheet.

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

	Years Ended December 31
(dollars in thousands)	2004	2003	2002
Summary of Operating Results of Discontinued Operations
EPIK revenues	—	—	17,728
EPIK expenses	—	65	296,774

Operating loss	—	(65)	(279,046)
Other income	—	—	9,272

Loss before income taxes	—	(65)	(269,774)
Income taxes	—	25	103,863

Loss from operation of discontinued operations	—	(40)	(165,911)

(Loss) gain on disposition of discontinued operations, net of taxes of $0.3 million and $6.3 million for the years ended December 31, 2003 and 2002, respectively	—	(465)	10,032

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

At the time of EPIK’s sale, the Company accrued certain liabilities (primarily employee severance) related to the sale. A roll-forward of the liabilities through December 31, 2004 is as follows:

	Employee
	Severance
(dollars in thousands)	Costs	Other	Totals
Accruals @ 12/31/03	577	—	577
Additions & adjustments	—	—	—
Utilization	(565)	—	(565)

Ending balance @ 12/31/04	12	—	12

Also, FECI is a guarantor on certain leases (primarily office space) and could be contingently liable if EPIK were to default on certain lease obligations. Estimates for these guarantees were approximately $2.5 million at the time of the sale. These amounts could be subject to change in subsequent periods and are estimated to be $0.1 million at December 31, 2004.

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

	Years Ended December 31
(dollars in thousands)	2004	2003	2002
Summary of Operating Results of Discontinued Operations
Trucking revenues	—	—	22,525
Trucking expenses	—	(250)	28,688

Income (loss) before income taxes	—	250	(6,163)
Income taxes	—	(96)	2,373

Income (loss) from operation of discontinued operations	—	154	(3,790)

Income (loss) on disposition of discontinued operations, net of taxes of $17,000 and $1.6 million for the years ended December 31, 2003 and 2002, respectively	—	27	(2,607)

As a result of the discontinuance, certain liabilities were accrued related to this exit plan, which were satisfied at December 31, 2003.

5. Properties

Properties consist of:

	Years Ended December 31
(dollars in thousands)	2004	2003
FECR Properties
Road equipment and structures	431,009	414,210
Buildings	11,648	11,648
Equipment	208,559	204,754
Land and land improvements	6,219	6,551
Fiber	3,200	3,200
Construction in progress	2,909	911

	663,544	641,274
Less accumulated depreciation	276,860	263,586

	386,684	377,688

Flagler Properties*
Land and land improvements	171,280	158,620
Buildings	358,350	350,674
Equipment	2,740	2,624
Construction in progress	79,752	49,416

	612,122	561,334
Less accumulated depreciation	140,545	122,874

	471,577	438,460

Corporate
Equipment	14,201	17,051
Construction in progress	86	378

	14,287	17,429
Less accumulated depreciation	12,190	11,420

	2,097	6,009

*	Included in the 2004 and 2003 amounts are $6.9 million and $7.5 million, respectively, for building and associated land that is held for sale.

Real estate properties, having a net book value of $323.0 million at December 31, 2004 are leased under non-cancelable operating leases with expected aggregate rental revenues of $312.3 million, which are receivable in years 2005-2009 in the amounts of $59.3 million, $54.9 million, $47.5 million, $41.6 million and $31.6 million, respectively, and $77.4 million thereafter.

6. Investments and Cash and Cash Equivalents

The Company had $14.5 million invested in short-term securities at December 31, 2004 and no investments in securities at December 31, 2003.

Cash and cash equivalents at December 31, 2004 consisted of $91.4 million held in escrow for possible tax-deferred reinvestment in other property, and $34.8 million of funds on hand and invested in money market funds and short-term securities.

7. Income Taxes

Total income taxes were allocated as follows:

	Years Ended December 31
(dollars in thousands)	2004	2003	2002
Income from continuing operations	49,806	25,851	31,327
Gain/(loss) from operations of discontinued operations	67	(109)	(105,556)
Gain on disposition of discontinued operations	1,656	1,318	6,775

	51,529	27,060	(67,454)

The components of income tax expense (benefit) were as follows:

	Years Ended December 31
(dollars in thousands)	2004	2003	2002
Current
Federal	3,477	4,252	(67,049)
State	—	—	(6,705)

	3,477	4,252	(73,754)
Deferred
Federal	40,541	21,073	5,727
State	7,511	1,735	573

	48,052	22,808	6,300

Income Taxes	51,529	27,060	(67,454)

Income tax expense (benefit) differed from the amounts computed by applying the statutory federal income tax rate to pretax income as a result of the following:

	Years Ended December 31
(dollars in thousands)	2004	2003	2002
Amount computed at statutory federal rate	46,466	24,523	(61,321)
State taxes (net of federal benefit)	4,746	2,522	(6,231)
Other (net)	317	15	98

	51,529	27,060	(67,454)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

	Years Ended December 31
(dollars in thousands)	2004	2003
Deferred Tax Assets
Allowance for doubtful accounts	877	607
Accrued casualty and other liabilities	3,342	3,731
Deferred revenue	906	545
Lease termination cost	—	6,290
Alternative minimum tax credit	—	3,099
State NOL tax carry forward	6,986	7,553
Other	2,462	3,128

Total deferred tax asset	14,573	24,953

Deferred Tax Liabilities
Properties, principally due to differences in depreciation and impairments	118,425	112,758
Deferred gain on land sales	63,649	34,649
Straight-line rent	6,038	5,035
Other	4,024	2,022

Total deferred tax liabilities	192,136	154,464

Net deferred tax liabilities	177,563	129,511

At December 31, 2004 and 2003, the Company estimated its net operating loss carry forward asset for state purposes to be $7.0 million and $7.6 million, respectively, which expires at the end of 2022. The tax benefit of this item is reflected in the above analysis of Deferred Tax Assets. Additionally, the Company had alternative minimum tax credit carry forwards of $3.1 million at December 31, 2003, which was used in its entirety in 2004. The Company has not provided any valuation allowance with respect to this asset as it believes it’s realization is “more likely than not,” given estimates of future taxable income and available tax planning strategies. However, the Company cannot guarantee that it will be able to realize this asset or that future valuation allowances will not be required. Federal tax years through 1999 have been closed with the Internal Revenue Service (IRS). Federal tax years 2000-2002 are currently under review by the IRS. Management believes its income tax provision reserves at December 31, 2004 to be adequate for the settlement, if any, of disputed tax positions taken by the Company for these years. Historically, settlements for disputed tax positions have been interest charges.

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

The realty segment is engaged in the acquisition, development, leasing, management, operation and selected sale of commercial and industrial property.

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

Also, FECR generate revenues and expenses from the rental, leasing, and sale of buildings and properties that are ancillary to the railroad’s operations. These revenues and expenses are included in the realty segment.

The Company’s reportable segments are strategic business units that offer different products and services and they are managed separately.

Information by industry segment:

	Years Ended December 31
(dollars in thousands)	2004	2003	2002
Operating Revenues
Railway operations	200,762	181,057	166,751
Realty:
Flagler realty rental and services (a)	69,585	63,610	59,734
Flagler realty sales	99,677	63,495	32,063
Other rental	3,028	3,139	3,415
Other sales	5,135	26,963	38,552

Total realty	177,425	157,207	133,764

Total revenues	378,187	338,264	300,515

Operating Profit (Loss)
Railway operations	47,326	42,988	42,195
Realty	97,986	43,859	59,079
Corporate general & administrative	(15,080)	(13,137)	(11,532)

Operating profit	130,232	73,710	89,742

Interest income	1,124	946	425
Interest expense	(16,671)	(17,056)	(19,602)
Other income	13,023	9,544	10,803

	(2,524)	(6,566)	(8,374)

Income before income taxes	127,708	67,144	81,368
Provision for income taxes	(49,806)	(25,851)	(31,327)

Income from continuing operations	77,902	41,293	50,041

Discontinued Operations
Income (loss) from operation of discontinued operations (net of taxes)	106	(173)	(168,615)
Gain on disposition of discontinued operations (net of taxes)	2,590	2,104	10,823

Net Income (Loss)	80,598	43,224	(107,751)

(Prior year’s results have been reclassified to conform to current year’s presentation.)

	Years Ended December 31
(dollars in thousands)	2004	2003	2002
Identifiable Assets
Transportation – Railway	426,300	410,576	428,118
Transportation – Trucking (b)	—	—	2,224
Realty	594,234	468,127	508,522
Corporate	42,659	129,647	112,372

	1,063,193	1,008,350	1,051,236

Capital Expenditures
Transportation – Railway	30,280	26,683	29,775
Transportation – Trucking (b)	—	—	230
Realty	79,867	74,713	26,694
Telecommunications (b)	—	—	5,160
Corporate	1,404	785	497

	111,551	102,181	62,356

Depreciation & Amortization
Transportation – Railway	20,360	19,747	17,928
Transportation – Trucking (b)	—	—	259
Realty	26,825	25,169	21,907
Telecommunications (b)	—	—	16,410
Corporate	1,584	2,582	2,866

	48,769	47,498	59,370

(Prior year amounts have been reclassified to conform to current year’s presentation.)

a)	Includes inter-segment revenues and expenses of $0, $0, and $109 for the years ended December 31, 2004, 2003 and 2002, respectively.

b)	These amounts are included in discontinued operations as shown on the consolidated statements of income.

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

The Company is participating, together with several other potentially responsible parties (PRPs), in the remediation of a site in Jacksonville, Florida, pursuant to an agreement with the United States Environmental Protection Agency (USEPA). The site previously accepted waste oil from many businesses. The Company has accrued $250,000, which is its estimated share of the total estimated cleanup costs for the site. To date, approximately $145,000 has been expended. The cleanup is expected to take approximately five years. Based upon management’s evaluation of the PRPs, which include the City of Jacksonville, CSX Transportation, Inc. and the federal government, the Company does not expect to incur additional material amounts, even though the Company may have joint and several liability. It is possible that the remediation costs could be higher than anticipated, but the Company is not aware of any facts or circumstances, which indicate that the costs are expected to be materially higher than currently anticipated.

FECR is one of several PRPs alleged to have contributed to the environmental contamination at and near the Miami International Airport (MIA) in a lawsuit filed on or about April 11, 2001 by Miami-Dade County in the Miami-Dade County 11th Judicial Circuit Court. In regard to FECR, Miami-Dade County generally alleges that FECR is or was the owner of sites at or near MIA and that the past acts of an FECR lessee or others contaminated the soil and/or groundwater at those sites, which allegedly impacted MIA property. The County generally sought damages for past and future remediation costs relating to MIA’s property. In June 2004, FECR and Miami-Dade County entered into a Settlement Agreement, General Release and Covenant Not to Sue whereby FECR would be released from all claims that have been or could be asserted against FECR in the lawsuit by Miami-Dade County, upon payment to Miami-Dade County of approximately $100,000 and FECR’s release of Miami-Dade County from FECR related claims at MIA. In December 2004, the Settlement Agreement was approved by the court, and the matter was settled in accordance with the terms of the Settlement Agreement.

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

The ground lease covered 97 acres owned in fee by Broward County at Port Everglades, which is located near Fort Lauderdale, Florida. The County and the Company have now terminated the entire lease. In consideration for the early termination, the Company (a) conveyed title to certain land improvements and a warehouse on the leased property and (b) paid to Broward County $5.4 million reduced by additional rental payments made by the Company from November 2003 until closing and some other minor adjustments, the net additional payment being $3.7 million. Additionally, the Company paid $1.8 million to resolve a dispute under a related agreement between the County, the City of Hollywood, and the Company for payments in-lieu-of taxes for the lease term. The settlement terminates all agreements affecting the Company in respect to the leased premises.

During the third quarter of 2003, the Company recorded a charge of $16.4 million ($10.1 million after tax), reflecting management’s estimate of the cost of terminating the ground lease. Final costs of terminating the ground lease, including the settlement with the City, were $16.9 million. The additional costs of $0.5 million are included in the 2004 operating results.

10. Retirement Plans

The Company sponsors two 401(k) plans. Contributions are at the employee’s discretion with upper limits of 25% of compensation before taxes, subject to maximum limits imposed by the IRS (generally, $13,000 in 2004), and an additional contribution up to 10% of after-tax compensation, also subject to maximum limits imposed by the IRS. Total contributions in 2004, including the Company’s match if any, were limited by IRS regulations to $41,000.

401(k) Plan for Salaried Employees

The amounts of matching contributions by the Company for this plan covering the years 2004, 2003, and 2002 were approximately $0.5 million, $0.4 million and $0.6 million, respectively. In accordance with the terms of the plan, the Company matched the employee’s contributions $1.00 for $1.00 up to the first $1,200 contributed by the employee in 2004. For employee contributions in excess of $1,200, the Company matched $0.25 for every $1.00 in pretax employee contributions up to the IRS maximum limits.

401(k) Plan for Hourly Wage Employees and/or Employees Covered by Collective Bargaining Agreement

This is a limited contributory plan that was instituted in April 1995. In 2002, train and engine hourly employees became eligible for a Company matching contribution of $0.20 for every $1.00 of employee contributions up to $200 annually. The amounts of matching contributions by the Company for this plan covering the years 2004, 2003 and 2002 were $15,000, $16,000 and $19,000, respectively.

Pension Plan

The Company adopted a non-funded defined benefit plan covering nine previous officers of the Company in 1998. The benefits are based on years of service and the employee’s compensation during the five years before retirement. The Company curtailed this plan in 1999, causing no additional benefits to accrue to covered officers. At December 31, 2004, 2003 and 2002, accrued liabilities related to the contract benefit obligation were $3.4 million, $3.4 million and $3.6 million, respectively. The Company incurred benefit cost primarily related to interest of $0.3 million, $0.3 million and $0.3 million in 2004, 2003 and 2002, respectively.

11. Stock-Based Compensation

The Company has two Stock Incentive Plans: the 1998 Stock Incentive Plan, as amended, and the 2002 Stock Incentive Plan (Plans). These Plans allow the Company to grant employees and directors various stock awards, including stock options, which are granted at exercise prices not less than the fair market value at the date of grant and restricted stock. A maximum of 4.6 million shares were approved to be issued under the Plans. Starting in 2003, the Compensation Committee of the Board of Directors made annual grants of restricted stock in-lieu-of stock options for all qualifying members of management. At December 31, 2004, total options for 2,604,921 shares had been granted under the plan.

The stock options may be granted over a period not to exceed ten years and generally vest from one to five years from the date of grant. The changes in outstanding options are as follows:

	Shares under	Weighted-Average Exercise
	Option	Price Per Share
Balance at December 31, 2001	2,148,499	$30.34

Granted	314,704	$24.38
Forfeited	(36,916)	$34.26

Balance at December 31, 2002	2,426,287	$29.49

Granted*	129,264	$23.80
Exercised	(114,606)	$26.16
Forfeited	(92,446)	$30.32

Balance at December 31, 2003	2,348,499	$28.25

Granted	—	—
Exercised	(708,975)	$26.77
Forfeited / Cancelled	(184,496)	$21.77

Balance at December 31, 2004	1,455,028	$29.79

*	Includes adjustment to previous grants due to equity restructuring (i.e., special dividend).

Stock options outstanding and exercisable on December 31, 2004 are as follows:

		Weighted-Average	Weighted-Average
Range of Exercise	Shares	Exercise Price	Remaining Contractual
Prices Per Share	under Option	Per Share	Life in Years
Outstanding:
$20.14 — $27.97	500,848	$23.34	3.9
$27.98 — $39.04	725,902	$30.61	4.0
$39.05 — $46.12	228,278	$41.36	5.8

	1,455,028	$29.79	4.3

Exercisable:
$20.14 — $27.97	369,554	$23.78	4.0
$27.98 — $39.04	738,266	$30.55	4.1
$39.05 — $46.12	225,652	$41.34	5.8

	1,333,472	$30.50	4.4

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

The weighted-average fair value at date of grant for options granted during 2003 and 2002 was estimated at $4.59, and $7.81 per share, respectively. No options were granted in 2004. The fair value of the option grants was estimated on the date of the grant using the Black-Scholes’ option-pricing model with the following assumptions:

	Years Ended December 31
	2004	2003	2002
Expected dividend yield	—	.61%	.40%
Expected volatility	—	22%	34%
Risk-free interest rate	—	2.3%	4.1%
Expected term in years	—	3.8	3.8

If the Company had adopted the provisions of SFAS 123, reported net income and earnings per share would have been as follows:

	Years Ended December 31
	2004	2003	2002
Net income (loss) (in thousands)	79,813	41,098	(112,376)
Earnings Per Share
Basic	$2.31	$1.13	($3.08)
Diluted	$2.27	$1.11	($3.05)

During 2004, 2003 and 2002, the Company also awarded 151,269, 135,930, and 108,000 shares, respectively, of restricted stock under the Plan, with a weighted-average fair value at the date of grant of $36.01, $30.30, and $24.98 respectively, per share. Substantially all of these restricted shares vest ratably over four years of continued employment with a performance acceleration feature for the 2002 grant, only. Compensation expense related to these awards was $2.9 million, $2.7 million, and $0.8 million for 2004, 2003 and 2002, respectively. Increased compensation expense for restricted shares for 2003 results primarily from an accelerated vesting (an additional 25% in the 2002 grants) as certain performance targets were achieved.

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

Assets and activities of the Plan are provided in the following statements:

Statement of Net Assets Available for Benefits
(dollars in thousands)

	Years Ended December 31
	2004	2003
Assets
Cash	1.7	1.3
Investments in FECI stock at fair value	435.2	253.9

Total assets available for benefit	436.9	255.2

Statement of Changes in Net Assets Available for Benefits
(dollars in thousands)

	Years Ended December 31
	2004	2003
Additions

Employee contributions	172.7	151.2
Dividends	0.8	4.2
Unrealized gain on Plan assets (FECI stock)	142.3	107.0

	315.8	262.4

Deductions

Benefits paid to participants	134.1	107.3

Net increase	181.7	155.1

Net assets available for benefit at beginning of year	255.2	100.1

Net assets available for benefit at end of year	436.9	255.2

12. Quarterly Financial Data (Unaudited)

	2004
(dollars in thousands, except per share amounts)	Dec. 31	Sept. 30	June 30	Mar. 31
Operating revenues**	159,468	76,784	70,513	71,422
Operating expenses	69,536	59,013	58,607	60,799
Interest income	305	263	360	196
Interest expense	(4,738)	(4,214)	(3,773)	(3,946)
Other income	2,209	3,027	5,090	2,697
Net income from continuing operations	53,303	10,360	8,354	5,885
Income from discontinued operations (net of taxes)	135	110	14	2,437
Net income	53,438	10,470	8,368	8,322
Diluted net income per share – continuing	$1.65	$0.31	$0.22	$0.16
Diluted net income per share – discontinued	—	—	—	$0.06
Diluted net income per share	$1.65	$0.31	$0.22	$0.22

	2003
	Dec. 31	Sept. 30	June 30	Mar. 31
Operating revenues**	103,492	86,835	72,370	75,567
Operating expenses*	60,566	85,644	56,079	62,265
Interest income	186	365	237	158
Interest expense	(4,414)	(4,137)	(4,207)	(4,298)
Other income	2,128	2,224	2,942	2,250
Net income (loss) from continuing operations	25,107	(219)	9,386	7,019
Income (loss) from discontinued operations (net of taxes)*	903	1,265	(134)	(103)
Net income	26,010	1,046	9,252	6,916
Diluted net income (loss) per share – continuing	$0.68	($0.01)	$0.26	$0.19
Diluted net income (loss) per share – discontinued	$0.02	$0.04	($0.01)	—
Diluted net income per share	$0.70	$0.03	$0.25	$0.19

*	The quarter ended September 30, 2003 includes expenses ($16.4 million) associated with the termination of a long-term land lease.

**	Operating revenues for both quarters ending December 31, 2004 and December 31, 2003 included sales of large parcels of land in sales revenue for $80.0 million and $40.0 million, respectively.

13. Other Income

	Years Ended December 31
(dollars in thousands)	2004	2003	2002
Pipe & wire crossings/signboards	6,441	3,532	4,565
Fiber lease income	6,952	6,659	6,179
Other (net)	(370)	(647)	59

	13,023	9,544	10,803

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

14. Debt and Other Commitments

In August 2004, Flagler issued $105 million of mortgage notes due September 1, 2011. At December 31, 2004, approximately $105 million was outstanding on these notes. The notes are collateralized by buildings and properties having a carrying value at December 31, 2004 of $97.0 million, net of accumulated depreciation of $16.3 million. The mortgage notes consist of a $60 million note with a fixed rate of interest of 5.27% and a $45 million note with a floating rate of interest based on the 90-day LIBOR Index plus 1.00% (3.40% at December 31, 2004). Repayments of principal and interest are payable monthly based upon a thirty-year amortization schedule.

In September 2001, Flagler issued $87 million of mortgage notes due October 1, 2008. At December 31, 2004, approximately $84 million was outstanding on these notes. The notes are collateralized by buildings and properties having a carrying value at December 31, 2004 of $80.6 million, net of accumulated depreciation of $40.5 million. Blended interest and principal repayments on the notes are payable monthly based on a fixed 6.95% interest rate on the outstanding principal amount of the mortgage notes and a thirty-year amortization period. The net proceeds were used to repay existing indebtedness under the Company’s revolving credit facility.

In June 2001, Flagler issued $160 million of mortgage notes due July 2011. At December 31, 2004, approximately $154 million was outstanding on these notes. The notes are collateralized by buildings and properties having a carrying value at December 31, 2004 of $122.0 million, net of accumulated depreciation of $71.6 million. Blended interest and principal repayments on the notes are payable monthly based on a fixed 7.39% weighted-average interest rate on the outstanding principal amount of the mortgage notes and a thirty-year amortization period. The net proceeds were used to repay existing indebtedness under the Company’s revolving credit facility.

The fair value of the Company’s mortgage notes is estimated based on current rates available to the Company for debt of the same remaining maturities. At December 31, 2004, the Company considers the estimated fair market value of the mortgage notes to be $370.6 million.

Annual maturities of long-term debt at December 31, 2004 of $342.9 million are as follows:

(dollars in thousands)

Year	Amount
2005	4,789
2006	5,094
2007	5,419
2008	84,768
2009	4,671
Thereafter	238,113

The Company leases various equipment (primarily trailers) under five to ten year leases that expire in 2009. Future minimum payments under the capital leases, which are recorded as other liabilities are as follows:

(dollars in thousands)

Year	Amount
2005	185
2006	185
2007	185
2008	185
2009	381

Net minimum lease payments	1,121
Amount representing interest	102

Obligation under capital leases	1,019

At December 31, 2004, the Company had a $200 million unsecured revolving credit agreement with certain financial institutions, for which the Company presently pays (quarterly) commitment fees, as applicable under the agreement, at a range of 20-50 basis points. The Company’s revolving credit agreement contains various covenants which, among other things, require the maintenance of certain financial ratios related to fixed charge coverage and maximum leverage; establish minimum levels of net worth; establish limitations on indebtedness, certain types of payments, including dividends, liens and investments; and limit the use of proceeds of asset sales. Some of the above covenants provide specific exclusion of certain financing and investing activities at Flagler. Borrowings under the credit agreement bear interest at variable rates linked to the LIBOR Index. Interest on borrowings is due and payable on the “rollover date” for each draw. Outstanding borrowings can be paid at any time by the borrower, or at the conclusion of the facility’s term. On February 7, 2003, the Company extended its revolving bank credit facility for an additional year to March 31, 2005. In tandem with the extension, the Company and its banks made amendments to the facility that included a reduction in the aggregate amount of the commitments from $300 million to $200 million, the elimination of the Global Debt to EBITDA covenant, which included the results of EPIK, an increase in the stock repurchase and special dividend limit to $150 million (which may be increased in 2004 to $200 million if certain financial ratio tests are met), an increase in the non-recourse mortgage financing limit from $250 million to $325 million, and other miscellaneous modifications. At December 31, 2004, there were no direct borrowings outstanding under the facility. The fair market value of the Company’s revolving credit agreement is estimated based on current rates available to the Company for debt of the same remaining maturities. At December 31, 2004, the Company considers the carrying value to be a reasonable estimation of its fair value.

On February 22, 2005, the Company entered into a new unsecured $150 million, 5-year revolving credit agreement with a syndication of banks. The new credit facility provides a more favorable interest rate and terms and replaces the Company’s existing $200 million credit agreement. The Company will pay (quarterly) commitment fees, as applicable under the agreement, at a range of 12.5 - 25.0 basis points. The Company’s new revolving credit agreement requires the maintenance of certain financial ratios (interest coverage and leverage) and maintenance of minimum established levels of net worth. In addition there are various established limitations (dollars and otherwise) on certain types of liens, investments (including loans and advances) and acquisitions, limitation on transactions with affiliates, merger and sales of all or substantially all of the assets; and use of proceeds. Some of the above covenants provide specific exclusion of certain financing and investing activities at Flagler. Borrowings under the credit agreement bear interest at variable rates linked to the LIBOR Index. Interest on borrowings is due and payable on the “rollover date” for each draw. Outstanding borrowings can be paid at any time by the borrower, or at the conclusion of the facility’s term.

The Board of Directors authorized the expenditure of up to $75 million to repurchase its outstanding common stock through a program of open market purchases and privately negotiated transactions. On August 13, 2004, the Company purchased 5.5 million shares of common stock from The Alfred I. duPont Testamentary Trust and The Nemours Foundation for $34.50 per share or approximately $191 million. These repurchased shares are now shown on the Consolidated Balance Sheets as Treasury Stock. This transaction exhausted the remaining $72 million that existed under the previous $75 million stock repurchase authorization. As a result, on August 4, 2004, the Board of Directors authorized the expenditure of $40 million to repurchase common stock from time to time through a program of open market purchases and/or privately negotiated transactions.

The Company is obligated under several non-cancelable operating leases covering its facilities and equipment (primarily trailers and office and computer equipment). The lease terms are from one to ten years. Future minimum payments under the leases are as follows:

(dollars in thousands)

Year	Amount
2005	2,192
2006	1,195
2007	911
2008	671
2009	441
Thereafter	676

At December 31, 2004, the Company had commitments for letters of credit outstanding in the amount of $12.6 million primarily as collateral on certain real estate properties. In addition, the Company had other commercial commitments of $14.7 million related to construction contracts.

FECR committed $1.5 million to jointly fund an overpass over the Medley branch tracks to give access to warehouse space without crossing the railway. The landowner and a customer are also funding this project with FECR’s portion to be paid half in 2004 and half in 2005. The construction of the overpass is contingent upon project costs not exceeding a stipulated total amount.

As of December 31, 2004, Railway had forward purchase contracts of 5.2 million gallons of fuel for delivery from January 2005 to December 2005 for an average purchase price of $1.13 per gallon before taxes and freight. This represents 35% of the estimated consumption for year 2005.

Flagler is the guarantor of a tenant’s previous lease obligation. The guarantee was entered into during 1999 as an inducement to acquire a large, long-term tenant lease. Flagler is liable for the sublease obligation, which expires April 30, 2006. The estimated value of the remaining guarantee is approximately $0.7 million at December 31, 2004.

Subsequent to December 31, 2004, Mr. Adolfo Henriques was appointed Chairman, President, and CEO succeeding Mr. Robert W. Anestis (as filed with the Securities and Exchange Commission on Form 8-K on February 10, 2005). Mr. Anestis will receive termination benefits between $7 million and $7.5 million, including approximately $3 million in cash.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004.

Management Annual Report on Internal Control Over Financial Reporting

The management of FECI is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s CEO and CFO and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company.

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principals, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

FECI’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm have issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Florida East Coast Industries, Inc.

We have audited management’s assessment, included in the accompanying Management Annual Report, on Internal Control Over Financial Reporting, that Florida East Coast Industries, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Florida East Coast Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Florida East Coast Industries, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Florida East Coast Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Florida East Coast Industries, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 16, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Jacksonville, Florida
February 16, 2005

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions “Election of Directors-Nominees,” under the sub-captions “Committees” (including the information appearing under “Audit Committee”) and “Corporate Governance” under the caption “Board of Directors,” Section 16(a) “Beneficial Ownership Reporting Compliance,” and “Executive Employment Agreements,” in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the Proxy Statement), containing the information required by this Item 10 is incorporated herein by reference.

The Company has adopted a Code of Conduct that applies to all of its directors, officers, and employees. The Code of Conduct is available on the Company’s website at http://www.feci.com. Amendments to the Code of Conduct and any grant of a waiver from a provision of the Code of Conduct requiring disclosure under applicable SEC rules will be disclosed on the Company’s website within four business days and will be maintained for at least twelve months thereafter. The Company’s Corporate Governance Guidelines and the Charters of its Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee are also available on the Company’s website. This information is also available in print form via mail by request to the Company.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLER MATTERS

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accounting fees and services will be provided under the heading “Independent Registered Public Accounting Firm” of FECI’s Proxy Statement for its 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission and the information under that heading is hereby incorporated by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

The financial statements and schedules listed in the accompanying Index to Financial Statements and Financial Statement Schedule are filed as part of this report.

2. Exhibits

The Exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

FLORIDA EAST COAST INDUSTRIES, INC.

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE
[ITEM 14(a) 3(b)]

Reference
Form 10-K
Page Nos.
Consolidated Statements of Income for each of the three years ended December 31, 2004	38
Consolidated Balance Sheets at December 31, 2004 and 2003	39
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for each of the three years in the period ended December 31, 2004	40
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004	41
Notes to Consolidated Financial Statements	42 – 61
Report of Independent Registered Public Accounting Firm	37
Financial Statement Schedule:
II — Valuation Reserves	74
III — Real Estate and Accumulated Depreciation	75 – 76

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

FLORIDA EAST COAST INDUSTRIES, INC
INDEX TO EXHIBITS
(ITEM 13[a] 3.)

S-K ITEM 601	DOCUMENTS	PAGE NOS.
3 (i)	Second Amended and Restated Articles of Incorporation	*

3 (ii)	Amended and Restated By-Laws	*

4	Amended and Restated Rights Agreement	#

10 (a)	Credit and Pledge Agreements dated March 22, 2001, as Amended, between Florida East Coast Industries, Inc., Bank of America, N.A., Wachovia Bank (formerly First Union National Bank) and SunTrust Bank	**

10 (b)	Distribution and Recapitalization Agreement	##

10 (c)	Shareholders’ Agreement dated as of October 26, 1999 among Alfred I. duPont Testamentary Trust, Nemours Foundation and Florida East Coast Industries, Inc.	###

10 (d)	Various Promissory Notes and Mortgage Security Agreements dated June 28, 2001 and September 27, 2001, covering certain Flagler buildings at various office parks	***

10 (e)	FECI 1998 Stock Incentive Plan document, as amended	****

10 (f)	Representative “Change in Control Agreement” between FECI and certain FECI Executive Officers	*****

10 (g)	EPIK Stock Purchase and Sale Agreement dated December 3, 2002, between FECI and Odyssey Telecorp, Inc.	####

10 (h)	2002 Stock Incentive Plan	@

10 (i)	FECI 2002 Employee Stock Purchase Plan	@@

10 (j)	Stock Purchase Agreement dated as of August 4, 2004 between Florida East Coast Industries, Inc. and Alfred I. duPont Testamentary Trust and the Nemours Foundation	~

10 (k)	Mortgage Notes dated as of August 10, 2004 between Flagler Development Company and Metropolitan Life Insurance Company	~~

10 (l)	Representative Restricted Stock Agreement dated August 25, 2004 between FECI and certain Executive Officers	~~~

21	Subsidiaries of Florida East Coast Industries, Inc.	71

23	Consent of Independent Registered Public Accounting Firm	72

24	Power of Attorney	73

31.1 - 31.2	Section 302 Certifications

32.1	Section 906 Certification

*	Second Amended and Restated Articles of Incorporation and Amended and Restated By-Laws of the Registrant were filed on Form 10-Q with the Securities and Exchange Commission on October 24, 2003.

**	These documents filed on Form 10-K with the Securities and Exchange Commission on March 30, 2001, March 26, 2002, and March 13, 2003.

***	These documents filed on Form 10-Q with the Securities and Exchange Commission on August 14, 2001 and November 8, 2001.

****	These documents filed on Form 10-K with the Securities and Exchange Commission on March 26, 2002.

*****	This document filed on Form 10-Q with the Securities and Exchange Commission on November 8, 2001.

#	Amended and Restated Rights Agreement was filed as an Exhibit to Florida East Coast Industries, Inc.’s Registration Statement on Form 8-A/A with the Securities and Exchange Commission on September 22, 2003.

##	Distribution and Recapitalization Agreement, incorporated by reference to Appendix A to the definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on February 4, 2000 (Registration No. 001-08728).

###	Shareholders’ Agreement, incorporated by reference to Appendix C to the definitive Proxy Statement on Schedule 14A, was filed with the Securities and Exchange Commission on February 4, 2000 (Registration No. 001-08728).

####	This document filed on Form 8-K with the Securities and Exchange Commission on December 17, 2002.

@	2002 Stock Incentive Plan was filed on Form S-8 with the Securities and Exchange Commission on June 21, 2002 (Registration No. 333-90894).

@@	FECI’s Employee Stock Purchase Plan was filed on Form S-8 with the Securities and Exchange Commission on June 21, 2002 (Registration No. 333-90896).

~	These documents, dated August 4, 2004, are filed as exhibits to Form 10-Q with the Securities and Exchange Commission on August 9, 2004

~~	These documents, dated August 10, 2004, are filed on Form 8-K with the Securities and Exchange Commission on August 17, 2004.

~~~	This document dated August 25, 2004, is filed as an exhibit to Form 10-Q with the Securities and Exchange Commission on November 3, 2004.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2005.

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

/s/ Mark A. Leininger
Mark A. Leininger
Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ R.W. Anestis	/s/ Heidi J. Eddins

R.W. Anestis, Chairman, President, Chief	Heidi J. Eddins, Executive Vice President,
Executive Officer and Director	General Counsel and Secretary

/s/ R. D. Fagan*	/s/ D. M. Foster*

R. D. Fagan, Director	D. M. Foster, Director

/s/ A. C. Harper*	/s/ A. Henriques*

A. C. Harper, Director	A. Henriques, Director

/s/ J. E. Jordan*	/s/ G.H. Lamphere*

J. E. Jordan, Director	G.H. Lamphere, Director

/s/ J. Nemec*	/s/ J. J. Pieczynski*

J. Nemec, Director	J. J. Pieczynski, Director

Date: February 23, 2005

*	Such signature has been affixed pursuant to Power of Attorney.