Form 10-Q
period 2005-03-31
FLORIDA EAST COAST INDUSTRIES INC
filed 2005-04-22
CIK 740796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES (X) NO (  )

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 31, 2005
Common Stock-no par value	32,393,174 shares

FLORIDA EAST COAST INDUSTRIES, INC.

INDEX

		Page
		Numbers
PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets - March 31, 2005 and December 31, 2004	2

	Consolidated Statements of Income - Three Months Ended March 31, 2005 and 2004	3

	Consolidated Statements of Cash Flows - Three Months Ended March 31, 2005 and 2004	4

	Notes to Consolidated Financial Statements	5 – 12

Item 2.	Management’s Discussion and Analysis of the Consolidated Financial Condition and Results of Operations

	Comparison of First Quarter 2005 versus First Quarter 2004	13 – 19

	Changes in Financial Condition, Liquidity and Capital Resources	20 – 21

	Other Matters	21 – 23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	23

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6.	Exhibits	25
EX-10(b)
EX-10(c).1
EX-10(c).2
EX-10(c).3
EX-10(c).4
EX-10(e)
EX-31.1
EX-31.2
EX-32.1

Item 1. Financial Statements

FLORIDA EAST COAST INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31	December 31
	2005	2004
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (Note 12)	56,173	126,166
Accounts receivable (net)	31,381	32,435
Income tax receivable	—	4,238
Materials and supplies	3,646	1,822
Assets held for sale (Note 9)	6,498	6,900
Deferred income taxes	1,060	1,268
Prepaid expenses	5,734	5,008
Other current assets	3,524	3,133

Total current assets	108,016	180,970

Properties, Less Accumulated Depreciation	926,406	853,458

Other Assets and Deferred Charges	41,708	28,765

Total Assets	1,076,130	1,063,193

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	37,609	47,578
Taxes payable (Note 11)	7,606	1,281
Deferred revenue	2,518	3,642
Short-term debt (Note 7)	4,970	4,789
Accrued casualty and other liabilities	956	1,230
Other accrued liabilities	14,989	11,001

Total current liabilities	68,648	69,521

Deferred Income Taxes	181,076	178,831

Long-Term Debt, net of current portion (Note 7)	336,687	338,065

Accrued Casualty and Other Liabilities	11,521	11,850

Shareholders’ Equity
Common Stock:	118,051	105,964
Common stock; no par value; 150,000,000 shares authorized; 38,836,349 shares issued and 32,393,174 shares outstanding at March 31, 2005 and 38,553,495 shares issued and 32,006,968 shares outstanding at December 31, 2004.

Retained earnings	580,264	573,808
Restricted stock deferred compensation	(15,086)	(6,548)
Treasury stock at cost (6,443,175 shares at March 31, 2005 and 6,546,527 shares at December 31, 2004) (Note 5)	(205,031)	(208,298)

Total shareholders’ equity	478,198	464,926

Total Liabilities and Shareholders’ Equity	1,076,130	1,063,193

(Prior year’s results have been reclassified to conform to current year’s presentation.)
See accompanying notes to consolidated financial statements (unaudited).

FLORIDA EAST COAST INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)
(unaudited)

	Three Months
	Ended March 31
	2005	2004
Operating revenues:
Railway operations	56,543	48,557
Realty rental and services	21,455	17,818
Realty sales	4,885	5,048

Total revenues	82,883	71,423

Operating expenses:
Railway operations	41,531	37,450
Realty rental and services	16,957	16,172
Realty sales	464	2,199
Corporate general & administrative	12,465	4,980

Total expenses	71,417	60,801

Operating profit	11,466	10,622

Interest income	407	196
Interest expense	(4,674)	(3,946)
Other income (Note 6)	6,252	2,697

	1,985	(1,053)

Income before income taxes	13,451	9,569
Provision for income taxes	(5,380)	(3,685)

Income from continuing operations	8,071	5,884

Discontinued Operations (Note 2)
Income from operation of discontinued operations (net of taxes)	—	135
Gain on disposition of discontinued operations (net of taxes)	—	2,303

Income from discontinued operations	—	2,438

Net income	8,071	8,322

Earnings Per Share
Income from continuing operations – basic & diluted	$0.25	$0.16
Income from operation of discontinued operations – basic & diluted	—	—
Gain on disposition of discontinued operations – basic	—	$0.07
Gain on disposition of discontinued operations – diluted	—	$0.06

Net income – basic	$0.25	$0.23
Net income – diluted	$0.25	$0.22

Average shares outstanding – basic	31,868,687	36,578,461
Average shares outstanding – diluted	32,643,728	37,244,258

(Prior year’s results have been reclassified to conform to current year’s presentation, including discontinued operations.)
See accompanying notes to consolidated financial statements (unaudited).

FLORIDA EAST COAST INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months
	Ended March 31
	2005	2004
Cash Flows from Operating Activities
Net income	8,071	8,322
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	12,871	13,156
Gain on disposition of properties	(4,421)	(6,598)
Deferred taxes	2,453	4,096
Stock compensation expense	6,316	2,747
Changes in operating assets and liabilities:
Accounts receivable	1,054	(1,100)
Prepaid expenses	(726)	540
Other current assets	(3,100)	(3,121)
Other assets and deferred charges	(929)	(2,123)
Accounts payable	(9,923)	(5,859)
Taxes payable	7,763	4,056
Income tax refund	2,800	—
Other current liabilities	2,864	(2,250)
Accrued casualty and other long-term liabilities	(603)	(1,466)

Net cash generated by operating activities	24,490	10,400

Cash Flows from Investing Activities
Purchases of properties	(97,010)	(19,254)
Proceeds from disposition of assets	4,885	17,648

Net cash used in investing activities	(92,125)	(1,606)

Cash Flows from Financing Activities
Payment of mortgage debt	(1,197)	(690)
Payment of dividends	(1,615)	(1,476)
Purchase of common stock	(1,461)	(732)
Proceeds from exercise of options	2,269	2,249
Payment for stock repurchase	(84)	—
Other	(270)	(80)

Net cash used in financing activities	(2,358)	(729)

Net (Decrease) Increase in Cash and Cash Equivalents	(69,993)	8,065
Cash and Cash Equivalents at Beginning of Period	126,166	125,057

Cash and Cash Equivalents at End of Period	56,173	133,122

Supplemental Disclosure of Cash Flow Information
Cash (received) paid for income taxes	(2,800)	1,200

Cash paid for interest	5,472	4,357

(Prior year’s results have been reclassified to conform to current year’s presentation.)
See accompanying notes to consolidated financial statements (unaudited).

FLORIDA EAST COAST INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. General

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all accruals and adjustments considered necessary to present fairly the Company’s financial position as of March 31, 2005 and December 31, 2004, and the results of operations and cash flows for the three-month periods ended March 31, 2005 and 2004. Results for interim periods are not necessarily indicative of the results to be expected for the year. The consolidated balance sheet as of December 31, 2004 included herein has been derived from the Company’s audited consolidated financial statements for the year ended December 31, 2004. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to the current year’s presentation, including discontinued operations.

Note 2. Discontinued Operations

Real Estate

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), components of Flagler Development Company (Flagler) that meet certain criteria have been accounted for as discontinued operations. Therefore, income or loss attributable to the operations and sale of the components classified as discontinued operations are presented in the statement of income as discontinued operations, net of applicable income taxes.

Discontinued operations for 2004 include the gains on the sales and the related operations of an office building and an industrial building.

	Three Months
	Ended March 31
(dollars in thousands)	2005	2004
Summary of Operating Results of Discontinued Operations
Flagler realty rental revenues	—	551
Flagler realty rental expenses	—	332

Operating income	—	219
Interest income	—	—

Income before income taxes	—	219
Income tax	—	(84)

Income from discontinued operations	—	135

Gain on disposition of discontinued operations (net of taxes of $1,446 for the three months ended March 31, 2004.)	—	2,303

Note 3. Commitments and Contingencies

Florida East Coast Industries, Inc. (the Company or FECI) is the defendant and plaintiff in various lawsuits resulting from its operations. In the opinion of management, appropriate provision has been made in the financial statements for the estimated liability that may result from disposition of such matters. The Company maintains comprehensive liability insurance for bodily injury and property claims, but is self-insured or maintains a significant self-insured retention for these exposures, particularly at Florida East Coast Railway, LLC. (FECR or Railway). These lawsuits are related to alleged bodily injuries sustained by Railway employees or third parties, employment related matters such as alleged wrongful termination and commercial or contract disputes.

The Company is subject to proceedings and consent decrees arising out of its historic disposal of fuel and oil used in the transportation business. It is the Company’s policy to accrue environmental cleanup costs when it is probable that a liability has been incurred and an amount can be reasonably estimated. As assessments and cleanups proceed, these accruals are reviewed and adjusted.

The Company is participating, together with several other potentially responsible parties (PRPs), in the remediation of a site in Jacksonville, Florida, pursuant to an agreement with the United States Environmental Protection Agency (USEPA). The site previously accepted waste oil from many businesses. The Company has accrued $250,000, which is its estimated share of the total estimated cleanup costs for the site. The cleanup is expected to be substantially completed by the end of 2005. It is possible that the remediation costs could be higher than anticipated, however, based upon management’s evaluation of the PRPs, which include the City of Jacksonville, CSX Transportation, Inc., and the federal government, the Company does not expect to incur additional material amounts, even though the Company may have joint and several liability.

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

On February 24, 2004, the Broward County Commission approved the negotiated termination of a long-term ground lease between the County and the Company. The settlement terminated all agreements affecting the Company in respect to the leased premises including a claim by the city of Hollywood for payments in-lieu of taxes. During the third quarter of 2003, the Company recorded a charge of $16.4 million ($10.1 million after tax), reflecting management’s estimate of the cost of terminating the ground lease. Final costs of terminating the ground lease, including the settlement with the city, were $16.9 million. The additional costs of $0.5 million are included in the 2004 second quarter operating results.

Note 4. Earnings Per Share

The diluted weighted-average number of shares includes the net shares that would be issued upon the exercise of “in-the-money” stock options using the treasury stock method. Applying the treasury stock method, the “in-the-money” stock options resulted in the dilution of 775,041 shares and 665,797 shares at March 31, 2005 and 2004, respectively. “Out-of-the-money” shares were 544,943 shares and 1,433,854 shares at March 31, 2005 and 2004, respectively.

Note 5. Dividends and Stock Repurchase

On February 17, 2005, the Company declared a dividend of $.05 per share on all issued and outstanding common stock, payable March 18, 2005 to shareholders of record as of March 4, 2005. The determination of the amount of future cash dividends, if any, to be declared and paid by the Company will depend upon, among other things, the Company’s financial condition, funds from operations, level of capital expenditures, future business prospects and other factors deemed relevant by the Board of Directors.

On August 13, 2004, the Company purchased 5.5 million shares of common stock from The Alfred I. duPont Testamentary Trust and The Nemours Foundation for $34.50 per share or approximately $191 million. These repurchased shares are shown on the Consolidated Balance Sheets as Treasury Stock. This transaction used the remaining $72 million that existed under the previous $75 million stock repurchase authorization. As a result, on August 4, 2004, the Board of Directors authorized the expenditure of $40 million to repurchase common stock from time to time through a program of open market purchases and/or privately negotiated transactions. As of March 31, 2005, $0.1 million of stock had been repurchased through this program.

Note 6. Other Income

	Three Months
	Ended March 31
(dollars in thousands)	2005	2004

Pipe & wire crossings/signboards	1,695	1,029
Fiber lease income	1,750	1,692
Air rights income	3,049	—
Other (net)	(242)	(24)

	6,252	2,697

FECR generates income from the grant of licenses and leases to use railroad property and rights-of-way for outdoor advertising, parking lots and lateral crossings of wires and pipes by municipalities and utility and telecommunications companies. This income is recorded in other income as “pipe and wire crossings/signboards” as it is earned. FECR generates other income from leases to telecommunications companies for the installation of fiber optic and other facilities on the Railroad right-of-way. This income is recorded in other income as “fiber lease income” as it is earned. Included in first quarter 2005 results is one-time income associated with the sale of air rights and related surface and sub-surface easements and licenses on approximately 300 feet of the Railway’s right-of-way.

Note 7. Debt

Flagler has issued $352 million of mortgage notes due on varying dates from 2008 through 2011. At March 31, 2005, approximately $342 million was outstanding on these notes. The notes are collateralized by buildings and properties having a carrying value at March 31, 2005 of $297.3 million, net of accumulated depreciation of $133.0 million. The mortgage notes carry both fixed rates (various ranging from 5.27% — 7.39%) and variable rates (1.0% over the 90 day LIBOR index – 3.91% at March 31, 2005). Repayments of principal and interest are payable monthly based upon a thirty-year amortization schedule.

The fair value of the Company’s mortgage notes is estimated based on current rates available to the Company for debt of the same remaining maturities. At March 31, 2005, the Company considers the estimated fair market value of the mortgage notes to be $361.1 million.

On February 22, 2005, the Company entered into a new unsecured $150 million, 5-year revolving credit agreement with a syndication of banks. The new credit facility provides a more favorable interest rate and terms and replaces the Company’s previous $200 million credit agreement. The Company will pay (quarterly) commitment fees, as applicable under the agreement, at a range of 12.5 - 25.0 basis points. The Company’s new revolving credit agreement requires the maintenance of certain financial ratios (interest coverage and leverage) and maintenance of minimum established levels of net worth. In addition there are various established limitations (dollars and otherwise) on certain types of liens, investments (including loans and advances) and acquisitions, limitation on transactions with affiliates, merger and sales of all or substantially all of the assets; and use of proceeds. Some of the above covenants provide specific exclusion of certain financing and investing activities at Flagler. Borrowings under the credit agreement bear interest at variable rates linked to the LIBOR Index. Interest on borrowings is due and payable on the “rollover date” for each draw. Outstanding borrowings can be paid at any time by the borrower, or at the conclusion of the facility’s term. At March 31, 2005, there were no borrowings outstanding on this facility.

Note 8. Stock-Based Compensation

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

In a first quarter 2004 transaction (the “Transaction”) initiated at the request of the Board of Directors, the Company cancelled vested, in-the-money stock options (the “Options”) to acquire 144,000 shares of the Company’s common stock held by the Company’s former Chief Executive Officer (“CEO”), Robert W. Anestis. The embedded value of the Options (fair market value less strike price) was $2 million. The embedded value, less applicable tax withholding, was paid in common stock. The CEO was issued 36,407 shares (valued at $35.06 per share, which was the closing price on February 27, 2004). Because the original stock option award was cancelled and the Company replaced this award with FECI common stock, in accordance with FASB Interpretation No. 44, the Company was required to recognize compensation expense in the amount of $2 million with respect to the Transaction.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), to stock-based employee compensation:

	Three Months
	Ended Mach 31
(dollars in thousands, except per share amounts)	2005	2004

Net income – as reported	8,071	8,322

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all stock option awards (net of related tax effects)	(110)	(190)

Pro forma net income	7,961	8,132

Earnings per share:
Basic – as reported	$0.25	$0.23
Basic – pro forma	$0.25	$0.22

Diluted – as reported	$0.25	$0.22
Diluted – pro forma	$0.24	$0.22

During the quarter, Mr. Adolfo Henriques was appointed Chairman, President, and Chief Executive Officer of the Company succeeding Mr. Robert Anestis. Mr. Robert Anestis received termination benefits related to the termination provisions of his employment agreement. These benefits totaled $7.7 million in the quarter and included $4.2 million of additional equity compensation ($1.9 million due to the accelerated vesting of equity compensation), $3.3 million of severance payments and $0.2 million of other benefits. Mr. Adolfo Henriques received grants of 25,500 shares (immediate vesting) and 80,000 shares (3-year vesting) of stock, which were issued from Treasury stock.

Note 9. Realty Acquisitions, Land Sales, and Associated Costs

Flagler utilizes Statement of Financial Accounting Standard No. 141, “Business Combinations” (SFAS 141) to account for the costs of acquiring buildings. This statement provides a framework for allocating the costs of acquisition to tangible assets, financial assets, and separately identifiable intangible assets, less acquired liabilities, using the purchase method of accounting.

During the first quarter of 2005, Flagler purchased two buildings: one for $41.5 million with approximately 240,000 rentable square feet and 5.1 acres of land and one for $19.5 million with approximately 107,000 rentable square feet and 8.0 acres of land. The majority ($50.1 million) of acquisition costs of these buildings were allocated to various tangible assets (including land, land improvements, building and parking decks) with the remaining costs allocated to financial assets (e.g. above or below market value of in-place leases) and intangible assets (e.g. customer relationship intangible). Financial assets and intangible assets are generally amortized over the remaining life (approximately 3.5 to 8 years) of the underlying tenant leases.

In accordance with Statement of Financial Accounting Standard No. 66, “Accounting for Sale of Real Estate,” (SFAS 66) revenue for realty land sales is recognized upon the closing of sales contracts and when collection of the sales proceeds is reasonably assured. During the current period, all sales proceeds were received in cash at closing.

The net book value of buildings and land is presented separately in the Consolidated Balance Sheets when assets meet the criteria for classification as “assets held for sale” in accordance with SFAS 144 (i.e., a sales contract is executed and significant non-refundable monies are provided by the buyer.) Not all building and land sales, particularly less significant dispositions, meet the criteria described above. At March 31, 2005, a large land parcel and several small land parcels under contract for sale are included in this category.

The Company capitalizes all infrastructure costs (including costs of infrastructure assets deeded to governmental authorities) into the basis of the properties benefiting from such infrastructure and allocates these costs to individual parcels on a relative fair value basis as required by Statement of Financial Accounting Standard No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” (SFAS 67)

Note 10. Segment Information

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

FECR generates other income from leases to telecommunications companies for the installation of fiber optic and other facilities on the railroad right-of-way. In addition, FECR generates revenues from the grant of licenses and leases to use railroad property and rights-of-way for outdoor advertising, parking lots and lateral crossings of wires and pipes by municipalities and utility and telecommunications companies. These miscellaneous rents are included in other income in the accompanying statement of operations.

In addition, FECI and FECR generate revenues and expenses from the rental, leasing, and sale of buildings and properties that are ancillary to the railroad’s operations. These revenues and expenses are included in the realty segment.

The Company’s reportable segments are strategic business units that offer different products and services and are managed separately.

Information by industry segment:

	Three Months
	Ended March 31
(dollars in thousands)	2005	2004
Operating Revenues
Railway operations	56,543	48,557
Realty:
Flagler realty rental and services	20,573	17,016
Flagler realty sales	200	4,031
Other rental	882	802
Other sales	4,685	1,017

Total realty	26,340	22,866

Total revenues	82,883	71,423

Operating Expenses
Railway operations	41,531	37,450
Realty:
Flagler realty rental and services	16,574	15,345
Flagler realty sales	55	2,199
Other rental	383	827
Other sales	409	—

Total realty	17,421	18,371
Corporate general & administrative	12,465	4,980

Total expenses	71,417	60,801

Operating Profit (Loss)
Railway operations	15,012	11,107
Realty	8,919	4,495
Corporate general & administrative	(12,465)	(4,980)

Operating profit	11,466	10,622

Interest income	407	196
Interest expense	(4,674)	(3,946)
Other income	6,252	2,697

	1,985	(1,053)

Income before income taxes	13,451	9,569
Provision for income taxes	(5,380)	(3,685)

Income from continuing operations	8,071	5,884

Discontinued Operations
Income from operation of discontinued operations (net of taxes)	—	135
Gain on disposition of discontinued operations (net of taxes)	—	2,303

Net Income	8,071	8,322

(Prior year’s results have been reclassified to conform to current year’s presentation, including discontinued operations.)

Note 11. Taxes Payable

(dollars in thousands)	March 31, 2005	Dec. 31, 2004
Federal income tax	1,490	—
State income tax	—	—
Property taxes	5,711	855
Other	405	426

Taxes payable	7,606	1,281

Note 12. Cash Deposits and §1031 Escrow Funds

Cash and cash equivalents at March 31, 2005 consisted of $25.2 million held in §1031 escrow funds for possible tax-deferred reinvestment in other property, and $31.0 million of funds on hand and invested in money market funds and short-term securities.

At December 31, 2004, $91.4 million of §1031 escrow funds were available for reinvestment. During the first quarter of 2005, $69.6 million of these funds were used for reinvestment in replacement property and $1.2 million expired with no qualifying replacement property purchased. The remaining $20.6 million will be held in escrow which, unless qualifying property is purchased, will expire at various dates through June 2005 at which time the monies will be used for general purposes of the Company. Management currently anticipates that approximately $18 million of these funds will not be re-invested. During the quarter, $4.6 million of land sale proceeds were added to the §1031 escrow funds.

Note 13. Engineering Study

During 2003, FECR commenced an engineering and economics based study of its principal right-of-way and equipment assets to develop a multi-year maintenance and replacement plan and associated estimates of the assets’ remaining lives. The engineering studies segregated the equipment and right-of-way assets into the following major groupings: locomotives, rolling stock and equipment (e.g. hoppers, flatcars, auto racks, trailers, etc.), bridges, and track structure (rail, ties, ballast, and other track material). During the third and fourth quarters of 2004, the engineering studies (including associated estimated depreciation lives) for locomotives and rolling stock were completed. During the first quarter of 2005, the engineering study for Bridges was finalized. The finalization of the track structure engineering study is expected during the third quarter of 2005.

The Bridge study covered FECR’s 72 bridges or approximately 13,000 linear feet of bridge assets (30% was inspected during the study). The vast majority of FECR’s bridges are short spanned (i.e. 200 feet or less). FECR’s bridges are generally constructed of steel (majority) and concrete materials. The Bridge study indicated no substantive change in the depreciable lives and generally, bridges would continue to be depreciated over a 61.5-year life. No material change in annual depreciation is expected. The Bridge study also indicated that while FECR’s bridge assets are in acceptable operational condition based on the Company’s continuing maintenance and inspection programs, FECR is entering a 10 – 20 year period where based on the age and construction materials used, certain bridges will be studied further, monitored and possibly replaced. The management team does not expect any replacement costs for bridges to materially alter its normative annual capital budget, however this estimate is subject to change, and such changes could be material. FECR’s 2005 capital program includes $3.7 million for bridge replacement and repairs. This study did not include the downtown Jacksonville Bridge, which will be evaluated separately (due to its scale and design) and is expected to be finished in the second quarter of 2005.

The locomotive and rolling stock study indicated no substantive change in the annual maintenance or capital replacement programs. FECR will continue its general practice of maintaining locomotives and rolling stock for the entirety of their useful operating life.

From the locomotive engineering study, FECR identified three major sub-components of its locomotive assets: Hulk/Chassis, Locomotive engine and Combos (i.e. wheel assemblies, electric motors, etc.) The replacement and resulting depreciable lives for each of these sub-components is 50 years, 7 years and 3 years, respectively. Annual depreciation is expected to increase approximately 10.6% or $0.3 million as a result of the study. These depreciable lives were implemented in the fourth quarter of 2004.

From the rolling stock and equipment engineering study, FECR identified three major sub-components of its rolling stock assets: Hulk/Chassis, wheel assemblies (i.e. trucks), and doors. The replacement and resulting depreciable lives for each of these sub-components is 40-50 years, 7 years and 7 years, respectively. Equipment depreciable lives are 10-20 years. Annual depreciation is expected to increase approximately 10.6% or $0.4 million as a result of the study. These depreciable lives were implemented in the first quarter of 2005.

These studies (including those pending), their conclusions and on-going evaluations may result in material changes in FECR’s maintenance and capital spending and in the estimated remaining useful lives of its property, plant and equipment, which may affect future depreciation rates and expense.

Note 14. Supplemental Employee Retirement Plan

Effective March 28, 2005, The Company established and adopted a Supplemental Executive Retirement Plan (the “Plan”). The purpose of this Plan is to provide specified benefits to a select group of management or highly compensated employees who contribute materially to the continued growth, development, and future business success of the Company. This Plan shall be un-funded for tax purposes and for purposes of Title I of ERISA. The sole participant in the Plan at this time is Adolfo Henriques.

Mr. Henriques’ employment agreement provides for an initial contribution to his account of $500,000, a second contribution of $130,000 on January 1, 2006 with succeeding annual contributions equal to 20% of his annual base salary. The balances in the account will be credited with annual earnings equal to the product of the greater of 5%, or the applicable federal rate (based on the long term rate for January of each year) times the account balance. Mr. Henriques will be 100% vested in his account balance on the second anniversary of employment. Cost of the plan will be accounted for in accordance with Statement of Financial Accounting Standard No. 87, “Employers’ Accounting for Pensions” (SFAS 87).

Item 2.

Management’s Discussion and Analysis of the Consolidated
Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include the Company’s present expectations or beliefs concerning future events. These statements may be identified by the use of words like “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should,” “could,” and other expressions that indicate future events and trends. Such forward-looking statements may include, without limitation, statements that the Company does not expect that lawsuits, review of open tax years by the IRS, environmental costs, commitments, including future contractual obligations, contingent liabilities, financing availability, labor negotiations or other matters will have a material adverse effect on its consolidated financial condition, statements concerning future capital needs and sources of such capital funding, statements concerning future intentions with respect to the payment of dividends, execution of a share repurchase program, and other potential capital distributions, number of shares to be repurchased, availability of cash to fund the stock repurchase, ability to reinvest (tax deferred) sales proceeds into qualifying §1031 properties, future growth potential of the Company’s lines of business, performance of the Company’s product offerings, other similar expressions concerning matters that are not historical facts, and projections relating to the Company’s financial results. The Company cautions that such statements are necessarily based on certain assumptions, which are subject to risks and uncertainties that could cause actual results to materially differ from those contained in these forward-looking statements. Important factors that could cause such differences include, but are not limited to, the changing general economic conditions (particularly in the state of Florida, the southeast US and the Caribbean) as they relate to economically sensitive products in freight service and building rental activities; ability to manage through economic recessions or downturns in customers’ business cycles; industry competition; possible future changes in the Company’s structure, lines of business, business and investment strategies, and related implementation; legislative or regulatory changes; technological changes; volatility of fuel prices (including volatility caused by military actions); changes in levels of preventive and capital maintenance and depreciation rates resulting from future railway right-of-way and equipment life studies; changes in the ability of the Company to complete its financing plans, changes in interest rates, the settlement of future contractual obligations as estimated in time and amount (customary to the Company’s historical cost structure) including labor direct negotiations, mediation and in one instance, mutually agreed binding arbitration in a satisfactory way; changes in insurance markets, including increases in insurance premiums and deductibles; the availability and costs of attracting and retaining qualified independent third party contractors; liability for environmental remediation and changes in environmental laws and regulations; the ultimate outcome of environmental investigations or proceedings and other types of claims and litigation; natural events such as weather conditions, hurricanes, floods, earthquakes and forest fires; discretionary government decisions affecting the use of land and delays resulting from weather conditions and other natural occurrences, like hurricanes, that may affect construction or cause damage to assets; the ability of buyers to terminate contracts to purchase real estate from the Company prior to the expiration of inspection periods ; failure or inability of third parties to fulfill their commitments or to perform their obligations under agreements; costs and availability of land and construction materials; buyers’ inability or unwillingness to close transactions, particularly where buyers only forfeit deposits upon failure to close; the Company’s future taxable income and other factors that may affect the availability and timing of utilization of the Company’s deferred tax assets; uncertainties, changes or litigation related to tax laws, regulations and the application thereof that could limit the tax benefits of the EPIK sale or of other possible transactions involving the Company; and other risks inherent in the real estate and other businesses of the Company.

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

Results of Operations

Consolidated Results
First Quarter

FECI reported consolidated revenues of $82.9 million for the first quarter of 2005 compared to $71.4 million in the first quarter of 2004, an increase of 16.0%. The Company reported income from continuing operations of $8.1 million and $5.9 million for the quarters ended March 31, 2005 and 2004, respectively. Consolidated revenues increased in 2005 by $11.5 million due to improved revenues at FECR ($7.9 million) and from Flagler’s realty rental and services’ revenue ($3.6 million). 2005 income from continuing operations increased by $2.2 million compared to 2004, primarily as the result of the above-mentioned revenue increases, off-set by an increase ($7.5 million) in corporate general and administrative expenses, primarily transition costs associated with the succession of the Chief Executive Officer, for the quarter. The Company reported net income of $8.1 million, or, $0.25 per diluted share, compared with net income of $8.3 million, or $0.22 per diluted share, in the first quarter of 2004. Net income for 2004 included a gain on disposition of $2.3 million related to the sale of a building in March 2004.

Railway
First Quarter

FECR’s traffic volume and revenues for the three months ended March 31, 2005 and 2004, respectively, are shown below. In addition, FECR’s quarterly operating expenses are presented below.

TRAFFIC
Three Months Ended March 31
(dollars and units in thousands)

	2005	2004	Percent	2005	2004	Percent
Commodity	Units	Units	Variance	Revenues	Revenues	Variance
Rail Carloads
Crushed stone (aggregate)	35.9	32.3	11.1	17,028	15,109	12.7
Construction materials	1.8	1.3	38.5	1,322	800	65.3
Vehicles	6.3	6.1	3.3	4,909	4,708	4.3
Foodstuffs & kindred	3.5	3.0	16.7	2,968	2,306	28.7
Chemicals & distillants	0.9	1.0	(10.0)	1,100	1,124	(2.1)
Paper & lumber	1.8	1.3	38.5	1,925	1,376	39.9
Other	4.4	4.2	4.8	2,852	2,531	12.7

Total carload	54.6	49.2	11.0	32,104	27,954	14.8
Intermodal	74.7	64.9	15.1	23,283	19,643	18.5

Total freight units/revenues	129.3	114.1	13.3	55,387	47,597	16.4
Ancillary revenue	—	—	—	1,156	960	20.4

Railway segment revenue	—	—	—	56,543	48,557	16.4

RAILWAY OPERATING EXPENSES

	THREE MONTHS ENDED
	MARCH 31
(dollars in thousands)	2005	2004

Compensation & benefits	15,216	13,363
Fuel	5,357	3,713
Equipment rents (net)	1,120	830
Car hire (net)	(893)	(308)
Depreciation	5,371	5,022
Purchased services	2,460	2,497
Repairs to/by others (net)	(810)	(554)
Load/unload	2,226	1,930
Casualty & insurance	1,055	1,497
Property taxes	1,535	1,431
Materials	3,076	2,784
General & administrative expenses	2,027	2,267
Outside contractor delivery costs	3,109	2,426
Other	682	552

Total operating expenses	41,531	37,450

(Prior year’s results have been reclassified to conform to current year’s presentation.)

Operating Revenues grew $7.9 million to $56.5 million compared to $48.6 million in 2004. Carload revenues increased $4.2 million in first quarter 2005 over 2004, an increase of 14.8%. FECR continues to transport record levels of aggregate business, increasing revenues $1.9 million or 12.7% in first quarter 2005 over 2004 due primarily to our two largest customers. Hurricane relief products continued to be shipped on our lines as evidenced by increased revenues ($0.5 million and $0.5 million) in both Construction Materials and Paper and Lumber commodities, respectively. Foodstuffs and Kindred products increased $0.7 million due to base growth in existing customers as well as the addition of a new customer. Intermodal revenues experienced its seventh consecutive quarter-over-quarter growth as revenues increased $3.7 million to $23.3 million from $19.6 million in first quarter 2004, an increase of 18.5%. The majority of this increase was from FECR’s local intermodal, which continued its strong growth with increasing levels of business from our international and motor carriers segments. Drayage revenues also experienced growth as intermodal traffic increased in the first quarter of 2005. Included in the 2005 and 2004 revenues, respectively is $2.0 million and $0.6 million in fuel surcharges for increased fuel prices.

Operating expenses increased $4.0 million to $41.5 million compared to $37.5 million in first quarter 2004. Compensation and benefit expenses increased $1.9 million due primarily to general wage increases and variable compensation expenses (stock compensation costs and bonus). Diesel fuel increased $1.6 million due to an increase in fuel price of $1.4 million, which is mostly offset by fuel surcharges in revenue. Outside contracted drayage expenses increased $0.7 million in first quarter 2005 over 2004 due to the increased business and increased costs for driver services. First quarter 2005 car hire net expenses decreased approximately $0.6 million from the first quarter of 2004. During the first quarter 2005, FECR entered into an additional long-term agreement whereby FECR will receive car hire rents for cars owned by outside parties but managed by FECR. Additionally, certain FECR equipment rates increased in the first quarter contributing to this favorable variance.

As of March 31, 2005, the Railway had made forward purchases of fuel commitments for 4.5 million gallons for delivery from April 1, 2005 through March 31, 2006 for an average purchase price of $1.222 per gallon before taxes and freight. This represents 35.3% of the estimated consumption for the nine months ending December 31, 2005 for an average purchase price of $1.196 and represents 13.6% of the estimated consumption for the three months ending March 31, 2006 for an average purchase price of $1.4332.

During 2003, FECR commenced an engineering and economics based study of its principal right-of-way and equipment assets, to develop a multi-year maintenance and replacement plan and associated estimates of the assets’ remaining lives. The engineering studies segregated the equipment and right-of-way assets into the following major groupings: locomotives, rolling stock and equipment (e.g. hoppers, flatcars, auto racks, trailers, etc.), bridges, and track structure (rail, ties, ballast, and other track material). During the third and fourth quarters of 2004, the engineering studies (including associated estimated depreciation lives) for locomotives and rolling stock were completed. During the first quarter of 2005, the engineering study for Bridges was finalized. The finalization of the track structure engineering study is expected during the third quarter of 2005.

The locomotive and rolling stock studies generally indicated no significant changes in capital maintenance or replacement programs. Annual depreciation is anticipated to increase $0.3 million for locomotives and $0.4 million for rolling stock and equipment as a result of the studies. The Bridge study indicated no substantive change in the depreciable lives and generally, bridges would continue to be depreciated over a 61.5-year life. No material change in annual depreciation is expected. The Bridge study also indicated that while FECR’s bridge assets are in acceptable operational condition based on the Company’s continuing maintenance and inspection programs, FECR is entering a 10 – 20 year period where based on the age and construction materials used, certain bridges will be studied further, monitored and possibly replaced. The management team does not expect any replacement costs for bridges to materially alter its normative annual capital budget, however this estimate is subject to change, and such changes could be material. FECR’s 2005 capital program includes $3.7 million for bridge replacement and repairs. This study did not include the Jacksonville Bridge, which will be evaluated separately and is expected to be finished in the second quarter of 2005. (See also Note 13 of the Financial Statements in Part 1, Item 1 of this report).

FECR is a party to Collective Bargaining Agreements (CBAs) with three national labor unions. All agreements are currently amendable. The Company is in various stages of negotiations with collective bargaining representatives of these unions, including direct negotiations, mediation and in one instance, mutually agreed binding arbitration, which was held in April 2005 with a decision expected in June 2005. The Company anticipates a satisfactory resolution of these negotiations and proceedings.

Realty
First Quarter

REALTY SEGMENT REVENUES

	Three Months
	Ended March 31
(dollars in thousands)	2005	2004

Rental revenues – Flagler	16,164	14,323
Services fee revenues	29	31
Rental income – straight-line rent adjustments	2,058	1,116
Operating expense recoveries	2,015	1,308
Rental revenues – undeveloped land	260	218
Other	47	20

Total rental revenue – Flagler properties	20,573	17,016
Rental revenues – other realty operations	882	802

Total rental revenues	21,455	17,818
Building and land sales – Flagler	200	4,031
Building and land sales – other realty operations	4,685	1,017

Total building and land sales revenues	4,885	5,048

Total realty segment revenues	26,340	22,866

(Prior year’s results have been reclassified to conform to current year’s presentation, including discontinued operations.)

REALTY SEGMENT EXPENSES

	Three Months
	Ended March 31
(dollars in thousands)	2005	2004

Real estate taxes – developed	2,368	2,098
Repairs & maintenance – recoverable	671	548
Services, utilities, management costs	3,921	2,987

Total expenses subject to recovery – Flagler properties	6,960	5,633
Real estate taxes – Flagler undeveloped land	917	1,005
Repairs & maintenance – non-recoverable	195	298
Depreciation & amortization – (operating prop – Flagler)	6,035	6,741
Depreciation & amortization – (non-operating prop – Flagler)	1,005	518
SG&A – non-recoverable – Flagler	1,462	1,150

Total – non-recoverable expenses – Flagler properties	9,614	9,712

Total rental expenses – Flagler properties	16,574	15,345
Real estate taxes – other undeveloped land	67	64
Depreciation & amortization – other	10	38
SG&A – non-recoverable – other	306	725

Total rental expenses – other realty operations	383	827

Total rental expenses	16,957	16,172
Realty sales expenses – Flagler	55	2,199
Realty sales expenses – Other realty operations	409	—

Total realty sales	464	2,199

Total operating expenses	17,421	18,371

(Prior year’s results have been reclassified to conform to current year’s presentation, including discontinued operations.)

Results from Continuing Operations

Flagler rental revenues increased $3.6 million or 20.9% from $17.0 million in 2004 to $20.6 million in 2005. Operating properties revenue increased $3.4 million compared to first quarter 2004. Same store occupancy increased to 96% at March 31, 2005 compared to March 31, 2004 occupancy of 89%. Same store revenues increased $1.1 million compared to the prior year. Properties beginning operations in 2004 contributed an additional $0.9 million during first quarter 2005. One build-to-suit property completed in first quarter 2005 generated first quarter revenues of $0.7 million and properties acquired in 2005 contributed an additional $0.8 million. Income from land rents remained consistent year-over-year.

For all leases renewed during the twelve month period ending March 31, 2005, beginning cash rental rates decreased by approximately 4% on a weighted average basis compared to the ending rate of the expiring leases. Straight-line rental rates over the new lease term increased approximately 2% on a weighted average basis compared to straight-line rental rates of the expiring leases.

Flagler held 63 finished buildings with 7.2 million square feet and occupancy of 94% at March 31, 2005. “Same store” properties include 6.4 million square feet at 96% occupancy at March 31, 2005 compared to 89% at March 31, 2004.

Flagler sales revenue decreased to $0.2 million in 2005 from $4.0 million in 2004. Prior year sales included the sale of two parcels of land.

Flagler operating expenses increased $1.3 million or 8.0% to $16.6 million for the three months ended March 31, 2005 compared to $15.3 million during the three months ended March 31, 2004. Properties acquired in 2005 contributed $0.8 million in expenses for the quarter. One build-to-suit property completed during the first quarter contributed $0.1 million in expenses. Existing properties operating expenses experienced a net decrease of $0.4 million during first quarter. This net decrease is comprised of a $1.3 million increase primarily in leasing related operating expenses mainly related to occupancy improvements, offset by a $1.1 million decrease in depreciation expense associated with the write-off of $1.5 million in tenant improvements during 2004. Unallocated overhead expenses increased by $0.2 million compared to prior year. Depreciation expense related to infrastructure increased by $0.5 million.

Flagler’s cost of land sales decreased from $2.2 million in 2004 to $0.1 million in 2005, as there was a small sale of land during the quarter.

Operating profit from operating properties increased $3.0 million to $7.2 million in the first quarter of 2005 compared to $4.2 million in the first quarter of 2004. This includes the impact of $1.5 million in tenant improvement write-offs in 2004. Same store operating profits increased $2.1 million quarter over quarter also including the impact of the 2004 write-off. Properties that began operations during 2004 generated an additional $0.3 million in operating profits. Properties completed and acquired in 2005 generated $0.6 million in operating profit during first quarter 2005.

Results from Discontinued Operations

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144) effective for financial statements issued for fiscal years beginning after December 15, 2001, components of Flagler that meet certain criteria have been accounted for as discontinued operations. Therefore, income or loss attributable to the operations and sale of the components classified as discontinued operations are presented in the summary of operating results as discontinued operations, net of applicable income taxes.

In March 2004, Flagler sold a 60,000-sq. ft. build-to-suit office building for $12.6 million for a pre-tax gain of $3.7 million, or $2.3 million, net of applicable taxes. The gain on the sale of this property, as well as the operating results of this and an office building sold in the third quarter of 2004, are included in discontinued operations for the three months ended March 31, 2004.

	Three Months
	Ended March 31
(dollars in thousands)	2005	2004
Summary of Operating Results of Discontinued Operations
Flagler realty rental revenues	—	551
Flagler realty rental expenses	—	332

Operating income	—	219
Interest income	—	—

Income before income taxes	—	219
Income tax	—	(84)

Income from discontinued operations	—	135

Gain on disposition of discontinued operations (net of taxes of $1,446 for the three months ended March 31, 2004.)	—	2,303

Corporate Expenses

Corporate expenses for the quarters ended March 31, 2005 and 2004 were $12.5 million and $5.0 million, respectively. The increase primarily relates to expenses associated with the appointment of Mr. Adolfo Henriques as Chairman, President, and Chief Executive Officer and termination benefits provided to Mr. Robert W. Anestis. These expenses totaled $9.1 million in the quarter and included $5.3 million of additional equity compensation ($1.9 million due to the accelerated vesting of equity compensation), $3.3 million of severance payments and $0.5 million of other benefits. The employment and separation agreements are attached as exhibits.

In a first quarter 2004 transaction (the “Transaction”) initiated at the request of the Board of Directors, the Company cancelled vested, in-the-money stock options (the “Options”) to acquire 144,000 shares of the Company’s common stock held by the Company’s former Chief Executive Officer (“CEO”), Robert W. Anestis. The embedded value of the Options (fair market value less strike price) was $2 million. The embedded value, less applicable tax withholding, was paid in common stock. The CEO was issued 36,407 shares (valued at $35.06 per share, which was the closing price on February 27, 2004). Because the original stock option award was cancelled and the Company replaced this award with FECI common stock, in accordance with FASB Interpretation No. 44, the Company was required to recognize compensation expense in the amount of $2 million with respect to the Transaction.

Interest Expense

Interest expense for the quarter was $4.7 million compared to $3.9 million in the first quarter of 2004. The higher interest expense resulted primarily from increased levels of mortgage notes at Flagler. Cash paid for interest was $5.5 million for the quarter ended March 31, 2005.

Other Income

Other income was $6.3 million and $2.7 million for the first quarters of 2005 and 2004, respectively. Included in first quarter 2005 results is one-time income associated with the sale of air rights related surface and sub-surface easements and licenses on approximately 300 feet of the Railway’s right-of-way. The first quarter of 2005 also included a one-time wire crossing agreement with a utility company.

Income Tax

Income tax expenses represent an effective rate of 40% for the first quarter 2005 and 38.5% for the first quarter of 2004, respectively. 2005’s increase in effective rate reflects certain non-deductible section 162(m) compensation over $1 million for Mr. Adolfo Henriques.

Financial Condition, Liquidity and Capital Resources

The statements of Cash Flows have been included below to support the Company’s discussion of cash flows for the three months ended March 31, 2005 and 2004.

FLORIDA EAST COAST INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months
	Ended March 31
	2005	2004
Cash Flows from Operating Activities
Net income	8,071	8,322
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	12,871	13,156
Gain on disposition of properties	(4,421)	(6,598)
Deferred taxes	2,453	4,096
Stock compensation expense	6,316	2,747
Changes in operating assets and liabilities:
Accounts receivable	1,054	(1,100)
Prepaid expenses	(726)	540
Other current assets	(3,100)	(3,121)
Other assets and deferred charges	(929)	(2,123)
Accounts payable	(9,923)	(5,859)
Taxes payable	7,763	4,056
Income tax refund	2,800	—
Other current liabilities	2,864	(2,250)
Accrued casualty and other long-term liabilities	(603)	(1,466)

Net cash generated by operating activities	24,490	10,400

Cash Flows from Investing Activities
Purchases of properties	(97,010)	(19,254)
Proceeds from disposition of assets	4,885	17,648

Net cash used in investing activities	(92,125)	(1,606)

Cash Flows from Financing Activities
Payment of mortgage debt	(1,197)	(690)
Payment of dividends	(1,615)	(1,476)
Purchase of common stock	(1,461)	(732)
Proceeds from exercise of options	2,269	2,249
Payment for stock repurchase	(84)	—
Other	(270)	(80)

Net cash used in financing activities	(2,358)	(729)

Net (Decrease) Increase in Cash and Cash Equivalents	(69,993)	8,065
Cash and Cash Equivalents at Beginning of Period	126,166	125,057

Cash and Cash Equivalents at End of Period	56,173	133,122

Supplemental Disclosure of Cash Flow Information
Cash (received) paid for income taxes	(2,800)	1,200

Cash paid for interest	5,472	4,357

(Prior year’s results have been reclassified to conform to current year’s presentation.)
See accompanying notes to consolidated financial statements (unaudited).

Net cash generated by operating activities was $24.5 million and $10.4 million in the three months ended March 31, 2005 and 2004, respectively. The year-to-year fluctuation in net cash generated by operating activities primarily reflects the receipt of an income tax refund of $2.8 million and working capital changes.

During the three months ended March 31, 2005 and 2004, respectively, the Company invested approximately $90 million and $13 million at Flagler. The increase quarter over quarter primarily relates to three large purchases by Flagler using §1031 proceeds, totaling $69.6 million. For the three months ended March 31, 2005 and 2004, the Company’s capital investments at FECR were approximately $7 million and $6 million.

Proceeds from disposition of assets were $4.9 million and $17.6 million for the quarters ended March 31, 2005 and 2004, respectively. The majority of these proceeds were from the sale of a building (Flagler-2004) and parcels of land by Flagler and FECR in the quarters.

Net cash used in financing activities was $2.4 million and $0.7 million for the quarters ended March 31, 2005 and 2004, respectively. Financing activities for the quarter ended March 31, 2005 included increased payments for the purchase of common stock, for mortgage debt due to the increased level of mortgage debt at Flagler, and increased dividend payments.

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

The Company believes its access to liquidity via cash generated from operations and the existing Credit Agreement and/or external financing will be sufficient to support needs in future years. The Company plans on maintaining its revolving credit facility in support of its general corporate needs.

At March 31, 2005, FECI had $25.2 million of deposits and escrowed funds included in cash and cash equivalents related to pending land sales and potential real estate §1031 like-kind exchanges, respectively.

OTHER MATTERS

Critical Accounting Policies

The Company has reviewed its accounting policies to identify those that are very important to the portrayal of the Company’s financial condition and results and that require management’s most difficult, subjective or, complex judgments (the Critical Accounting Policies). The Company has determined that its accounting policies governing impairment of long-lived assets, income tax provisions, realty rental revenue recognition, real estate infrastructure costs and contingencies may be considered Critical Accounting Policies.

Real Estate Allocation of Acquisition Costs – Flagler utilizes Statement of Financial Accounting Standard No. 141, “Business Combinations” (SFAS 141) to account for the costs of acquiring Buildings. This statement provides a framework for allocating the costs of acquisition to tangible assets, financial assets, and separately identifiable intangible assets, less acquired liabilities, using the purchase method of accounting.

During the first quarter of 2005, Flagler purchased two buildings: one for $41.5 million with approximately 240,000 rentable square feet and 5.1 acres of land and one for $19.5 million with approximately 107,000 rentable square feet and 8.0 acres of land. The majority ($50.1 million) of acquisition costs of these buildings were allocated to various tangible assets (including land, land improvements, building and parking decks) with the remaining costs allocated to financial assets (e.g. above or below market value of in-place leases) and intangible assets (e.g. customer relationship intangible). Financial assets and intangible assets are generally amortized over the remaining life (approximately 3.5 to 8 years) of the underlying tenant leases.

Impairment of Long-lived Assets – The Company reviews the carrying value of its property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset or asset grouping may not be recoverable from the undiscounted future net cash flows expected to be generated over its remaining useful life. Detecting these events or changes in circumstances can be difficult. At March 31, 2005, management had not identified indicators of an impairment of value for any significant asset group of the Company. However, events or changes in circumstances could develop or occur that would cause the Company to evaluate the recovery of its long-lived assets and potentially record an impairment, the amount of which could be material. Assets that are deemed impaired are recorded at the lower of carrying amount or fair value.

Income Tax Provisions – FECI’s net deferred tax liability was $180.0 million at March 31, 2005 and $177.6 million at December 31, 2004, respectively. At December 31, 2004, the Company had a state deferred tax asset of approximately $7.0 million relating to net operating loss carry forwards. The net deferred tax liability is estimated based on the expected future tax consequences of items recognized in the financial statements. Management must use judgment when estimating the future timing and deductibility of expenses and loss and credit carry forwards in the Company’s tax returns. A valuation allowance is required to be recorded if management expects that it be more likely than not that its deferred tax assets will not be realized. As of March 31, 2005, FECI has no valuation allowance since it expects to realize its deferred tax assets. This expectation is primarily based upon FECI’s expectation that future operations will be sufficiently profitable to utilize the operating loss carry forwards, as well as the existence of various tax, business and other planning strategies available to the Company. However, the Company cannot guarantee that it will realize this tax asset or that future valuation allowances will not be required. Failure to utilize the tax asset could materially affect the Company’s financial results and financial position. Federal tax years through 1999 have been closed with the Internal Revenue Service (IRS). Federal tax years 2000-2002 are currently under review by the IRS. Management believes its income tax provision reserves at March 31, 2005 to be adequate for the settlement, if any, of disputed tax positions taken by the Company for these years. Historically, settlements for disputed tax positions that have effected the total tax provision provided for in the income statement has been primarily interest charges on timing differences between years.

Revenue Recognition – Realty Rental Revenues – Revenues from realty rentals are primarily contractual base rents from leases of commercial property. The Company recognizes revenues from these base rents evenly over the lease term in accordance with SFAS 13, “Accounting for Leases” (SFAS 13). SFAS 13 requires rental income from an operating lease be recognized on a straight-line basis over the non-cancelable lease term. Accordingly, total contractual minimum lease payments, including scheduled rent increases, are recognized as rental revenue evenly over the lease term. Accrued revenues from contractually scheduled rent increases in excess of amounts currently due amounted to $17.7 million at March 31, 2005 and $15.7 million at December 31, 2004, which is reported in other assets and deferred charges. The Company monitors this asset for collection risk and establishes reserves for any amounts deemed not collectible. However, amounts collected in future periods may vary from the Company’s expectations.

Real Estate Infrastructure Costs – The Company periodically constructs road, road structures, and general infrastructure related to the development of commercial real estate. Certain of these infrastructure assets may be deeded, upon completion, to applicable governmental authorities. The Company believes these deeded items (e.g., roads) benefit and increase the value of the parcels within and adjacent to the related commercial real estate developments. The Company capitalizes all infrastructure costs (including costs of infrastructure assets deeded to governmental authorities) into the basis of its commercial real estate developments, and allocates these costs to the individual parcels within the park on a relative fair value basis in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (SFAS 67).

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change to the disclosures made under the heading “Quantitative and Qualitative Disclosures about Market Risk” on pages 35 and 36 of the Company’s 2004 Annual Report on Form 10-K.

The fair value of the Company’s mortgage notes is estimated based on current rates available to the Company for debt of the same remaining maturities. At March 31, 2005, the Company considers the estimated fair market value of the mortgage notes to be $361.1 million.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005.

Changes in Internal Control over Financial Reporting

There were no changes in the Registrant’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Registrant’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II

Item 1.

LEGAL PROCEEDINGS

There are no new legal or regulatory proceedings pending or known to be contemplated which, in management’s opinion, are other than normal and incidental to the kinds of businesses conducted by the Company.

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES
AND USE OF PROCEEDS

The Company has a repurchase program for up to $40 million of common stock through a program of open market purchases and privately negotiated transactions, from time to time. During the first quarter of 2005, two thousand shares were purchased.

The following table sets forth the total repurchases, including those made and not made pursuant to the $40 million repurchase program, for the three months ended March 31, 2005:

			Total Number of	Maximum Amount
			Shares Purchased	of Value that may
			as Part of	yet be Purchased
	Total Number of	Average Price	Publicly Announced	under the
	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs

January	550*	$45.07	—	$40,000,000

February	13,516*	$42.01	—	$40,000,000

March	25,136*	$43.40	2,000	$39,916,506

* Shares purchased represent shares surrendered to the Company for federal withholding obligations related to employees’ vesting on previously restricted stock

Item 6.

EXHIBITS

(a) Exhibits

The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Report or furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 22, 2005.

FLORIDA EAST COAST INDUSTRIES, INC.
(Registrant)

Dated: April 22, 2005	/s/ Mark A. Leininger

Mark A. Leininger Vice President and Controller

Dated: April 22, 2005	/s/ Daniel H. Popky

Daniel H. Popky, Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

PAGE
S-K ITEM 601	DOCUMENTS	NUMBERS

3.(i)	Second Amended and Restated Articles of Incorporation	*

3.(ii)	Amended and Restated By-Laws of FECI through February 26, 2004	#

3.(iii)	Amended and Restated Articles of Amendment Relating to Designation of Series A Participating Cumulative Preferred Stock	**

4	Amended and Restated Rights Agreement dated as of September 22, 2003	**

10 (a)	Representative Amendment, made as of February 26, 2004, to the Employment Agreements dated February 2, 1999 between FECI and certain Executive Officers (Vice Chairman, Executive Vice President-Rail Operations and Executive Vice President, General Counsel and Secretary)	##

10 (b)	Termination Agreement, made as of February 10, 2005 between FECI and Robert W. Anestis.

10 (c).1 – 10 (c).4	Employment and Change in Control Agreements dated February 10, 2005, effective March 28, 2005, and Restricted Stock and Supplemental Employee Retirement Plan (SERP) Participant Agreements, dated March 28, 2005 between FECI and Adolfo Henriques

10 (d)	$150 million Unsecured Revolving Credit Agreement with a 5-year term between FECI and a syndication of financial institutions with Bank of America, N.A. as Lead Arranger	***

10 (e)	Supplemental Employee Retirement Plan (SERP) dated as of March 28, 2005.

31.1 – 31.2	Section 302 Certifications

32.1	Section 906 Certification

*	Amended and Restated Articles of Incorporation and Amendment and Restated By-Laws of the Registrant, incorporated by reference to Appendices D and E, respectively, to the definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on February 4, 2000 (Registration No. 001-08728).

#	This document, as amended through February 26, 2004, is filed as an exhibit to Form 10-Q with the Securities and Exchange Commission on April 29, 2004.

**	These documents, dated effective as of September 22, 2003, were filed as exhibits to Form 8-A/A with the Securities and Exchange Commission on September 22, 2003.

##	This document, dated February 26, 2004, is filed as an exhibit to Form 10-Q with the Securities and Exchange Commission on April 29, 2004.

***	This document, dated February 22, 2005, is filed as an exhibit to form 8-K with the Securities and Exchange Commission on February 24, 2005.