Form 10-Q
period 2005-06-30
FLORIDA EAST COAST INDUSTRIES INC
filed 2005-07-28
CIK 740796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☑ NO ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at June 30, 2005
Common Stock-no par value	32,568,862 shares

FLORIDA EAST COAST INDUSTRIES, INC.
INDEX

		Page
		Numbers
	PART I

	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets — June 30, 2005 and December 31, 2004	2

	Consolidated Statements of Income — Three Months and Six Months Ended June 30, 2005 and 2004	3

	Consolidated Statements of Cash Flows — Six Months Ended June 30, 2005 and 2004	4

	Notes to Consolidated Financial Statements	5 — 12

Item 2.	Management’s Discussion and Analysis of the Consolidated Financial Condition and Results of Operations

	Comparison of Second Quarter 2005 versus Second Quarter 2004 and Six Months 2005 versus Six Months 2004,	13 — 24

	Changes in Financial Condition, Liquidity and Capital Resources	25 – 26

	Other Matters	26 — 28

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Controls and Procedures	28 — 29

	PART II

	OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 6.	Exhibits	31
EX-31.1
EX-31.2
EX-32.1

Item 1. Financial Statements
FLORIDA EAST COAST INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30	December 31
	2005	2004
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (Note 12)	49,730	126,166
Accounts receivable (net)	33,516	32,435
Income tax receivable	—	4,238
Materials and supplies	3,239	1,822
Assets held for sale (Note 9)	14,890	6,900
Deferred income taxes	966	1,268
Prepaid expenses	4,995	5,008
Other current assets	3,956	3,133

Total current assets	111,292	180,970

Long Term Assets:
Properties, less accumulated depreciation	933,733	853,458
Building intangible assets, net (Note 9)	10,523	—
Prepaid commissions	10,726	8,658
Straight line rent	15,820	12,525
Other assets	5,899	7,582

Total long term assets	976,701	882,223

Total Assets	1,087,993	1,063,193

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	39,359	47,578
Taxes payable (Note 11)	14,296	1,281
Deferred revenue	2,748	3,642
Short-term debt (Note 7)	5,045	4,789
Accrued casualty and other reserves	789	1,230
Other accrued liabilities	9,097	11,001

Total current liabilities	71,334	69,521

Deferred Income Taxes	177,199	178,831

Long-Term Debt, net of current portion (Note 7)	335,397	338,065

Accrued Casualty and Other Liabilities	11,322	11,850

Shareholders’ Equity
Common Stock:	123,886	105,964
Common stock; no par value; 150,000,000 shares authorized; 39,064,787 shares issued and 32,568,862 shares outstanding at June 30, 2005 and 38,553,495 shares issued and 32,006,968 shares outstanding at December 31, 2004.

Retained earnings	588,716	573,808
Restricted stock deferred compensation	(12,614)	(6,548)
Treasury stock at cost (6,495,925 shares at June 30, 2005 and 6,546,527 shares at December 31, 2004) (Note 5)	(207,247)	(208,298)

Total shareholders’ equity	492,741	464,926

Total Liabilities and Shareholders’ Equity	1,087,993	1,063,193

(Prior year’s results have been reclassified to conform to current year’s presentation.)
See accompanying notes to consolidated financial statements (unaudited).

FLORIDA EAST COAST INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)
(unaudited)

	Three Months		Six Months
	Ended June 30		Ended June 30
	2005	2004	2005	2004
Operating revenues:
Railway operations	58,891	50,102	115,434	98,659
Realty rental and services	22,267	17,798	43,722	35,615
Realty sales	1,894	2,613	6,779	7,661

Total revenues	83,052	70,513	165,935	141,935

Operating expenses:
Railway operations	42,968	37,435	84,499	74,885
Realty rental and services	18,742	15,501	35,699	31,671
Realty sales	357	1,918	821	4,117
Corporate general & administrative	3,189	3,753	15,654	8,733

Total expenses	65,256	58,607	136,673	119,406

Operating profit	17,796	11,906	29,262	22,529

Interest income	336	360	743	556
Interest expense	(5,073)	(3,773)	(9,747)	(7,719)
Other income (Note 6)	2,997	5,090	9,249	7,787

	(1,740)	1,677	245	624

Income before income taxes	16,056	13,583	29,507	23,153
Provision for income taxes	(5,635)	(5,229)	(11,015)	(8,914)

Income from continuing operations	10,421	8,354	18,492	14,239

Discontinued Operations (Note 2)
(Loss) income from operation of discontinued operations (net of taxes)	(17)	30	(17)	164
(Loss) gain on disposition of discontinued operations (net of taxes)	—	(16)	—	2,287

(Loss) income from discontinued operations	(17)	14	(17)	2,451

Net income	10,404	8,368	18,475	16,690

Earnings Per Share
Income from continuing operations — basic	$0.32	$0.23	$0.58	$0.39
Income from continuing operations — diluted	$0.32	$0.22	$0.56	$0.38
Income from operation of discontinued operations — basic & diluted	—	—	—	$0.01
Gain on disposition of discontinued operations — basic & diluted	—	—	—	$0.06

Net income — basic	$0.32	$0.23	$0.58	$0.46
Net income — diluted	$0.32	$0.22	$0.56	$0.45

Average shares outstanding — basic	32,139,301	36,664,203	32,003,994	36,621,332
Average shares outstanding — diluted	32,828,935	37,388,454	32,736,331	37,316,356
See accompanying notes to consolidated financial statements (unaudited).

FLORIDA EAST COAST INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months
	Ended June 30
	2005	2004
Cash Flows from Operating Activities
Net income	18,475	16,690
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	26,324	24,806
Gain on disposition of properties	(5,958)	(7,268)
Deferred taxes	(1,330)	5,181
Stock compensation expense	7,192	4,010
Changes in operating assets and liabilities:
Accounts receivable	(1,081)	(4,104)
Prepaid expenses	13	1,800
Other current assets	(4,297)	(3,647)
Other assets and deferred charges	(3,531)	(4,084)
Accounts payable	(8,119)	(3,157)
Taxes payable	14,453	12,557
Income tax refund	2,800	—
Other current liabilities	(2,498)	(3,664)
Accrued casualty and other long-term liabilities	(969)	(1,000)

Net cash generated by operating activities	41,474	38,120

Cash Flows from Investing Activities
Purchases of properties	(124,325)	(47,676)
Proceeds from disposition of assets	6,779	20,261

Net cash used in investing activities	(117,546)	(27,415)

Cash Flows from Financing Activities
Payment of mortgage debt	(2,412)	(1,394)
Payment of dividends	(3,567)	(1,476)
Proceeds from exercise of options	9,654	3,135
Stock repurchase program payments	(2,289)	—
Purchase of common stock	(1,750)	(1,352)

Net cash used in financing activities	(364)	(1,087)

Net (Decrease) Increase in Cash and Cash Equivalents	(76,436)	9,618
Cash and Cash Equivalents at Beginning of Period	126,166	125,057

Cash and Cash Equivalents at End of Period	49,730	134,675

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes (2005 net of refund)	5,200	4,700

Cash paid for interest	10,983	8,905

(Prior year’s results have been reclassified to conform to current year’s presentation.)
See accompanying notes to consolidated financial statements (unaudited).

FLORIDA EAST COAST INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. General
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all accruals and adjustments considered necessary to present fairly the Company’s financial position as of June 30, 2005 and December 31, 2004, and the results of operations and cash flows for the three-month and six-month periods ended June 30, 2005 and 2004. Results for interim periods are not necessarily indicative of the results to be expected for the year. The consolidated balance sheet as of December 31, 2004 included herein has been derived from the Company’s audited consolidated financial statements for the year ended December 31, 2004. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.
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
Discontinued operations for 2004 include the gains on the sales and the related operations of an office building and an industrial building.

	Three Months		Six Months
	Ended June 30		Ended June 30
(dollars in thousands)	2005	2004	2005	2004
Summary of Operating Results of Discontinued Operations
Flagler realty rental revenues	—	179	—	731
Flagler realty rental expenses	25	133	25	465

(Loss) income before income taxes	(25)	46	(25)	266
Income tax	8	(16)	8	(102)

(Loss) income from discontinued operations	(17)	30	(17)	164

(Loss) gain on disposition of discontinued operations (net of taxes of $9 thousand for the three months ended June 30, 2004, and $1.4 million for the six months ended June 30, 2004.)	—	(16)	—	2,287

Note 3. Commitments and Contingencies
Florida East Coast Industries, Inc. (the Company or FECI) is the defendant and plaintiff in various lawsuits resulting from its operations. In the opinion of management, appropriate provision has been made in the financial statements for the estimated liability that may result from disposition of such matters. The Company maintains comprehensive liability insurance for bodily injury and property claims, but is self-insured or maintains a significant self-insured retention (i.e., deductible) for these exposures, particularly at Florida East Coast Railway, LLC. (FECR or Railway). These lawsuits are related to alleged bodily injuries sustained by Railway employees or third parties, employment related matters such as alleged wrongful termination and commercial or contract disputes.
The Company is subject to proceedings and consent decrees arising out of its historic disposal of fuel and oil used in the transportation business. It is the Company’s policy to accrue environmental cleanup costs when it is probable that a liability has been incurred and an amount can be reasonably estimated. As assessments and cleanups proceed, these accruals are reviewed and adjusted.
The Company is participating, together with several other potentially responsible parties (PRPs), in the remediation of a site in Jacksonville, Florida, pursuant to an agreement with the United States Environmental Protection Agency (USEPA). The site previously accepted waste oil from many businesses. In the second quarter 2005, the Company learned that the costs for implementation of the clean up are higher than estimated due to weather impacts and changes in design. Based on a review of the project and consultation with the project manager, the Company increased its reserve by $80,000 for this matter for its share (estimated at $330,000) of the increased costs. The clean up is expected to be completed by the end of 2005. It is possible that costs will increase further but based on currently available information, the Company does not anticipate material increases.
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
Note 4. Earnings Per Share
The diluted weighted-average number of shares includes the net shares that would be issued upon the exercise of “in-the-money” stock options using the treasury stock method. Applying the treasury stock method: the “in-the-money” stock options resulted in the dilution of 732,337 shares and 695,024 shares at June 30, 2005 and 2004, respectively. “Out-of-the-money” shares were 303,439 shares and 1,359,838 shares at June 30, 2005 and 2004, respectively.
Note 5. Dividends and Stock Repurchase
On June 2, 2005, the Company declared a dividend of $0.06 per share on all issued and outstanding common stock, payable June 30, 2005 to shareholders of record as of June 16, 2005, a 20% increase over the last quarterly dividend. The determination of the amount of future cash dividends, if any, to be declared and paid by the Company will depend upon, among other things, the Company’s financial condition, funds from operations, level of capital expenditures, future business prospects and other factors deemed relevant by the Board of Directors.
On August 13, 2004, the Company purchased 5.5 million shares of common stock from The Alfred I. duPont Testamentary Trust and The Nemours Foundation for $34.50 per share or approximately $191 million. These repurchased shares are shown on the Consolidated Balance Sheets as Treasury Stock.

This transaction used the remaining $72 million that existed under the previous $75 million stock repurchase authorization. As a result, on August 4, 2004, the Board of Directors authorized the expenditure of $40 million to repurchase common stock from time to time through a program of open market purchases and/or privately negotiated transactions. As of June 30, 2005, $2.3 million of stock had been repurchased through this program.
Note 6. Other Income

	Three Months		Six Months
	Ended June 30		Ended June 30
(dollars in thousands)	2005	2004	2005	2004
Pipe & wire crossings/signboards	1,248	3,435	2,943	4,464
Fiber lease income	1,827	1,807	3,577	3,499
Air rights income	—	—	3,049	—
Other (net)	(78)	(152)	(320)	(176)

	2,997	5,090	9,249	7,787

FECR generates income from the grant of licenses and leases to use railroad property and rights-of-way for outdoor advertising, parking lots and lateral crossings of wires and pipes by municipalities and utility and telecommunications companies. This income is recorded in other income as “pipe and wire crossings/signboards” as it is earned. FECR generates other income from leases to telecommunications companies for the installation of fiber optic and other facilities on the Railway right-of-way. This income is recorded in other income as “fiber lease income” as it is earned. Included in first quarter 2005 results is one-time income associated with the sale of air rights and related surface and sub-surface easements and licenses on approximately 300 feet of the Railway’s right-of-way.
Note 7. Debt
Flagler has issued $352 million of mortgage notes due on varying dates from 2008 through 2011. At June 30, 2005, $340.4 million was outstanding on these notes. The notes are collateralized by buildings and properties having a carrying value at June 30, 2005 of $293.5 million, net of accumulated depreciation of $138.0 million. The mortgage notes carry both fixed rates (various ranging from 5.27% to 7.39%) and variable rates (1.0% over the 90 day LIBOR index; 3.54% at June 30, 2005). Repayments of principal and interest are payable monthly based upon a thirty-year amortization schedule.
The fair value of the Company’s mortgage notes is estimated based on current rates available to the Company for debt of the same remaining maturities. At June 30, 2005, the Company considers the estimated fair market value of the mortgage notes to be $367.4 million.
On February 22, 2005, the Company entered into a new unsecured $150 million, 5-year revolving credit agreement with a syndication of banks. The new credit facility provides a more favorable interest rate and terms and replaces the Company’s previous $200 million credit agreement. The Company will pay (quarterly) commitment fees, as applicable under the agreement, at a range of 12.5 to 25.0 basis points. The Company’s revolving credit agreement requires the maintenance of certain financial ratios (interest coverage and leverage) and maintenance of minimum established levels of net worth. In addition there are various established limitations (dollars and otherwise) on certain types of liens, investments (including loans and advances) and acquisitions, limitation on transactions with affiliates, merger and sales of all or substantially all of the assets; and use of proceeds. Some of the above covenants provide specific exclusion of certain financing and investing activities at Flagler. Borrowings under the credit agreement bear interest at variable rates linked to the LIBOR Index. Interest on borrowings is due and payable on the “rollover date” for each draw. Outstanding borrowings can be paid at any time by the borrower, or at the conclusion of the facility’s term. At June 30, 2005, there were no borrowings outstanding on this facility.

Note 8. Stock-Based Compensation
The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), and related interpretations in accounting for stock options. As such, compensation expenses would be recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. Compensation expenses for grants of restricted stock are recognized over the applicable vesting period. In December 2004, the Financial Accounting Standards Board delayed the implementation of SFAS 123R (Shared-Based Payment) until January 1, 2006. The Company estimates the adoption of this guidance will not materially effect the 2006 financial statements of the Company. The Company has not granted options since 2003. The amount of unvested options at December 31, 2005 is estimated at approximately 25,000 shares.
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
The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), to stock-based employee compensation:

	Three Months		Six Months
	Ended June 30		Ended June 30
(dollars in thousands, except per share amounts)	2005	2004	2005	2004
Net income — as reported	10,404	8,368	18,475	16,690
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all stock option awards (net of related tax effects)	(92)	(190)	(206)	(380)

Pro forma net income	10,312	8,178	18,269	16,310

Earnings per share:
Basic — as reported	$0.32	$0.23	$0.58	$0.46
Basic — pro forma	$0.32	$0.22	$0.57	$0.45

Diluted — as reported	$0.32	$0.22	$0.56	$0.45
Diluted — pro forma	$0.31	$0.22	$0.56	$0.44
During the first quarter of 2005, Mr. Adolfo Henriques was appointed Chairman, President, and Chief Executive Officer of the Company succeeding Mr. Robert W. Anestis. Mr. Robert W. Anestis received termination benefits related to the termination provisions of his employment agreement. These benefits totaled $7.7 million in the quarter and included $4.2 million of additional equity compensation ($1.9 million due to the accelerated vesting of equity compensation), $3.3 million of severance payments and $0.2 million of other benefits. Mr. Adolfo Henriques received grants of 25,500 shares (immediate vesting) and 80,000 shares (3-year vesting) of stock, which were issued from Treasury stock.

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
During the first quarter of 2005, Flagler purchased two buildings: one for $41.5 million with approximately 240,000 rentable square feet and 5.1 acres of land and one for $19.5 million with approximately 107,000 rentable square feet and 8.0 acres of land. The majority ($50.1 million) of acquisition costs for these buildings were allocated to various tangible assets (including land, land improvements, building and parking decks) with the remaining costs allocated to financial assets (e.g., above or below market value of in-place leases) and intangible assets (e.g., customer relationship intangible). Financial assets and intangible assets are generally amortized over the remaining life (approximately 3.5 to 8 years) of the underlying tenant leases.
In accordance with Statement of Financial Accounting Standard No. 66, “Accounting for Sale of Real Estate,” (SFAS 66) revenue for realty land sales is recognized upon the closing of sales contracts and when collection of the sales proceeds is reasonably assured as well as other factors.
The net book value of buildings and land is presented separately in the Consolidated Balance Sheets when assets meet the criteria for classification as “assets held for sale” in accordance with SFAS 144. Not all building and land sales, particularly less significant dispositions, meet the criteria described above. At June 30, 2005, two large land parcels, which are expected to close in fourth quarter of 2005, and several small land parcels under contract for sale are included in this category.
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
The realty segment is engaged in the acquisition, development, leasing, management, operation and selected sale of commercial and industrial property, as well as undeveloped land.
FECR generates other income from leases to telecommunications companies for the installation of fiber optic and other facilities on the railroad right-of-way. In addition, FECR generates revenues from the grant of licenses and leases to use railroad property and rights-of-way for outdoor advertising, parking lots and lateral crossings of wires and pipes by municipalities and utility and telecommunications companies. These miscellaneous rents are included in other income in the accompanying statement of operations. From time-to-time other non-operating sources of income are generated from the right-of-way. These items are included in other income as they occur and are earned (See Note 6 of the financial statements for additional information).
In addition, FECR generate revenues and expenses from the rental, leasing, and sale of buildings and properties that are ancillary to the railroad’s operations. These revenues and expenses are included in the realty segment.

The Company’s reportable segments are strategic business units that offer different products and services and are managed separately.
Information by industry segment:

	Three Months		Six Months
	Ended June 30		Ended June 30
(dollars in thousands)	2005	2004	2005	2004
Operating Revenues
Railway operations	58,891	50,102	115,434	98,659
Realty:
Flagler realty rental and services	21,440	17,106	42,013	34,121
Flagler realty sales	1,273	2,526	1,473	6,557
Other rental	827	692	1,709	1,494
Other sales	621	87	5,306	1,104

Total realty	24,161	20,411	50,501	43,276

Total revenues *	83,052	70,513	165,935	141,935

Operating Expenses
Railway operations	42,968	37,435	84,499	74,885
Realty:
Flagler realty rental and services	18,173	14,442	34,747	29,785
Flagler realty sales	357	1,918	412	4,117
Other rental	569	1,059	952	1,886
Other sales	—	—	409	—

Total realty	19,099	17,419	36,520	35,788
Corporate general & administrative	3,189	3,753	15,654	8,733

Total expenses *	65,256	58,607	136,673	119,406

Operating Profit (Loss)
Railway operations	15,923	12,667	30,935	23,774
Realty	5,062	2,992	13,981	7,488
Corporate general & administrative	(3,189)	(3,753)	(15,654)	(8,733)

Operating profit	17,796	11,906	29,262	22,529

Interest income	336	360	743	556
Interest expense	(5,073)	(3,773)	(9,747)	(7,719)
Other income	2,997	5,090	9,249	7,787

	(1,740)	1,677	245	624

Income before income taxes	16,056	13,583	29,507	23,153
Provision for income taxes	(5,635)	(5,229)	(11,015)	(8,914)

Income from continuing operations	10,421	8,354	18,492	14,239

Discontinued Operations
(Loss) income from operation of discontinued operations (net of taxes)	(17)	30	(17)	164
(Loss) gain on disposition of discontinued operations (net of taxes)	—	(16)	—	2,287

Net Income	10,404	8,368	18,475	16,690

*   For the periods presented, there are no inter-segment revenues and expenses

Note 11. Taxes Payable

(dollars in thousands)	June 30, 2005	Dec. 31, 2004
Federal income tax	2,898	—
State income tax	—	—
Property taxes	10,992	855
Other	406	426

Taxes payable	14,296	1,281

Increases in property taxes results from payment of these taxes in the fourth quarter of each year.
Note 12. Cash Deposits and §1031 Escrow Funds
Cash and cash equivalents at June 30, 2005 consisted of $5.2 million held in §1031 escrow funds for possible tax-deferred reinvestment in other property, and $44.5 million of funds on hand and invested in money market funds and short-term securities.
At December 31, 2004, $91.4 million of §1031 escrow funds were available for reinvestment. During the first six months of 2005, $71.1 million of these funds were used for reinvestment in replacement property at Flagler and FECR, and $20.3 million expired with no qualifying replacement property purchased. In addition, $5.2 million of land sale proceeds were added to the §1031 escrow funds during 2005. If not reinvested in replacement properties, these proceeds will expire at various dates through December 2005, at which time the unused monies will be used for general purposes of the Company.
Note 13. Engineering Study
During 2003, FECR commenced an “engineering and economics” based study of its principal right-of-way and equipment assets to develop a multi-year maintenance and replacement plan and associated estimates of the assets’ remaining lives. The engineering studies segregated the equipment and right-of-way assets into the following major groupings: locomotives, rolling stock and equipment (e.g. hoppers, flatcars, auto racks, trailers, etc.), bridges, and track structure (rail, ties, ballast, and other track material). During the third and fourth quarters of 2004, the engineering studies (including associated estimated depreciation lives) for locomotives and rolling stock were completed. During the first quarter of 2005, the engineering study for Bridges was finalized. The finalization of the track structure engineering study is expected during the third quarter of 2005.
The Bridge study covered FECR’s 72 bridges or approximately 13,000 linear feet of bridge assets (30% were inspected during the study). The vast majority of FECR’s bridges are short spanned (i.e. 200 feet or less). FECR’s bridges are generally constructed of steel (majority) and concrete materials. The Bridge study indicated no substantive change in the depreciable lives and generally, bridges would continue to be depreciated over a 61.5-year life. No material change in annual depreciation is expected. The Bridge study also indicated that while FECR’s bridge assets are in acceptable operational condition based on the Company’s continuing maintenance and inspection programs, FECR is entering a 10 to 20 year period where, based on the age and construction materials used, certain bridges will be studied further, monitored and possibly replaced. The management team does not expect any replacement costs for bridges to materially alter its normative annual capital budget, however this estimate is subject to change, and such changes could be material. FECR’s 2005 capital program includes $3.9 million for bridge replacement and repairs. This study did not include the downtown Jacksonville Bridge, which will be evaluated separately (due to its scale and design) and is expected to be finished in the third quarter of 2005.
The locomotive and rolling stock study indicated no substantive change in the annual maintenance or capital replacement programs. FECR will continue its general practice of maintaining locomotives and rolling stock for the entirety of their useful operating life.

From the locomotive engineering study, FECR identified three major sub-components of its locomotive assets: Hulk/Chassis, Locomotive engine and Combos (e.g., wheel assemblies, electric motors, etc.) The replacement and resulting depreciable lives for each of these sub-components is 50 years, 7 years and 3 years, respectively. Annual depreciation is expected to increase approximately 10.6% or $0.3 million as a result of the study. These depreciable lives were implemented in the fourth quarter of 2004.
From the rolling stock engineering study, FECR identified three major sub-components of its rolling stock assets: Hulk/Chassis, wheel assemblies (e.g., trucks), and doors. The replacement and resulting depreciable lives for each of these sub-components is 40 to 50 years, 7 years and 7 years, respectively. General FECR equipment, which was included in the rolling stock study, has depreciable lives of 10 to 20 years. Annual depreciation is expected to increase approximately 10.6% or $0.4 million as a result of the study. These depreciable lives were implemented in the first quarter of 2005.
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

Results of Operations
Consolidated Results
Second Quarter and Six Months
FECI reported consolidated revenues of $83.1 million for the second quarter of 2005 compared to $70.5 million in the second quarter of 2004, an increase of 17.8%. The Company reported income from continuing operations of $10.4 million and $8.4 million for the quarters ended June 30, 2005 and 2004, respectively. Consolidated revenues increased in 2005 by $12.6 million due to improved revenues at FECR ($8.8 million) and from Flagler’s realty rental and services’ revenue ($4.3 million). 2005 income from continuing operations increased by $2.0 million compared to 2004, primarily as the result of the above-mentioned revenue increases. The Company reported net income of $10.4 million, or, $0.32 per diluted share, compared with net income of $8.4 million, or $0.22 per diluted share, in the second quarter of 2004.
For the six months ended June 30, 2005, FECI reported consolidated revenues of $165.9 million, compared to $141.9 million for the same period in 2004. The Company reported income from continuing operations of $18.5 million and $14.2 million for the six months ended June 30, 2005 and 2004, respectively. The Company reported net income of $18.5 million, or $0.56 per diluted share, for the six months ended June 30, 2005, compared to net income of $16.7 million, or $0.45 per diluted share, for the prior year period.
Railway
Second Quarter
FECR’s traffic volume and revenues for the three months ended June 30, 2005 and 2004, respectively, are shown below. In addition, FECR’s quarterly operating expenses are presented below.
TRAFFIC
Three Months Ended June 30
(dollars and units in thousands)

	2005	2004	Percent	2005	2004	Percent
Commodity	Units	Units	Variance	Revenues	Revenues	Variance
Rail Carloads
Crushed stone (aggregate)	36.6	33.5	9.3	18,192	15,664	16.1
Construction materials	1.8	1.3	38.5	1,318	895	47.3
Vehicles	5.8	5.7	1.8	4,732	4,498	5.2
Foodstuffs & kindred	3.5	3.0	16.7	3,061	2,347	30.4
Chemicals & distillants	1.0	1.0	—	1,222	1,166	4.8
Paper & lumber	1.9	1.3	46.2	2,060	1,517	35.8
Other	3.8	3.1	22.6	2,578	2,101	22.7

Total carload	54.4	48.9	11.2	33,163	28,188	17.6
Intermodal	76.1	69.1	10.1	24,729	21,195	16.7

Total freight units/revenues	130.5	118.0	10.6	57,892	49,383	17.2
Ancillary revenue	—	—	—	999	719	38.9

Railway segment revenue	—	—	—	58,891	50,102	17.5

RAILWAY OPERATING EXPENSES

	Three Months
	Ended June 30
(dollars in thousands)	2005	2004
Compensation & benefits	14,396	13,899
Fuel	5,966	3,736
Equipment rents (net)	1,134	778
Car hire (net)	(419)	(552)
Depreciation	5,399	4,962
Purchased services	2,373	2,162
Repairs to/by others (net)	(749)	(663)
Load/unload	2,241	2,001
Casualty & insurance	1,558	1,460
Property taxes	1,535	1,431
Materials	3,248	2,688
General & administrative expenses	2,185	2,167
Outside contractor delivery costs	3,488	2,793
Other	613	573

Total operating expenses	42,968	37,435

Railway segment revenues increased $8.8 million to $58.9 million in second quarter 2005 from $50.1 million in second quarter 2004. Carload revenues increased $5.0 million (Rate/Length of Haul — $1.8 million; Volume — $3.2 million) in second quarter 2005 over 2004. FECR continues to transport record levels of aggregate business increasing revenues $2.5 million in 2005 over second quarter 2004 due primarily to our two largest customers. Foodstuffs and Kindred products increased $0.7 million due to base growth as well as the addition of a new customer. Hurricane relief products continued to be shipped on our lines as evidenced by the increased revenues ($0.4 million and $0.5 million) in both Construction Materials and Paper and Lumber commodities. Intermodal revenues experienced its eighth consecutive quarter-over-quarter growth as revenues increased $3.5 million (Rate/Length of Haul — $1.4 million; Volume — $2.1 million) to $24.7 million from $21.2 million in second quarter 2004, an increase of 16.7%. The majority of this increase was from FECR’s local intermodal, which continued it’s strong growth with increasing levels of business from our International, Retail, and Parcel LTL segments. As a result of our intermodal increase, Drayage revenues also experienced growth of $0.6 million over second quarter. In general, pricing has been favorable across the Railroad Industry due to current market conditions and tight capacity. Included in the 2005 and 2004 revenues, respectively, is $2.6 million and $1.0 million in fuel surcharges for increased fuel prices. The variance of $1.6 million in fuel surcharge year over year is included in the Rate/Length of Haul variances above.
Operating expenses increased $5.6 million to $43.0 million compared to $37.4 million in first quarter 2004. Compensation and benefits increased $0.5 million primarily due to general wage increases and variable compensation expenses (stock compensation costs and bonus). Diesel fuel increased $2.2 million due, in part, to an increase in fuel price of $1.7 million. This increase in fuel expense is offset by fuel surcharges included in revenue. Outside contractor delivery costs increased $0.7 million in second quarter 2005 over 2004 due to the increased business and increased costs for driver services. Second quarter equipment rents increased $0.4 million from second quarter 2004. This increase is due to increased rates on freight cars and additional trailers being rented. Materials increased $0.6 million primarily due to increased freight car wheel replacement and repairs required by rules of the American Association of Railroads, the Company raising its repair standards for owned equipment, and the replacement of certain wheels manufactured in 2005 by a certain vendor.
As of June 30, 2005 the Railway had made forward purchases of fuel commitments for 5.4 million gallons for delivery July 1, 2005 through June 30, 2006 for an average purchase price of $1.433 per gallon before taxes and freight. This represents 48.3% of the estimated consumption for the six months ending December 31, 2005 for an average purchase price of $1.390 and represents 23.87% of the estimated consumption for the six months ending June 30, 2006 for an average purchase price of $1.522.

During 2003, FECR commenced an “engineering and economics” based study of its principal right-of-ways and equipment assets, to develop a multi-year maintenance and replacement plan and associated estimate of assets’ remaining lives. The engineering studies segregated the equipment and right-of-way assets into the following major groupings: locomotives, rolling stock and equipment (e.g. hoppers, flatcars, auto racks, trailers, etc.), bridges, and track structures (rail, ties, ballast, and other track material). During the third and fourth quarters of 2004, the engineering studies (including associated estimated depreciation lives) for locomotives and rolling stock were completed. During first quarter of 2005, the engineering study for Bridges was finalized. The finalization of the track structure engineering study is expected during third quarter of 2005.
The locomotive and rolling stock studies generally indicated no significant changes in capital maintenance or replacement programs. Annual depreciation is anticipated to increase $0.3 million for locomotives and $0.4 million for rolling stock and equipment as a result of the studies. The Bridge study indicated no substantive change in depreciable lives and generally, bridges would continue to be depreciated over a 61.5-year life. No material change in annual depreciation is expected. The Bridge study also indicated that while FECR’s bridge assets are in acceptable operational condition based on the Company’s continuing maintenance and inspection programs, FECR is entering a 10 to 20 year period where, based on the age and construction materials used, certain bridges will be studied further, monitored and possibly replaced. The management team does not expect any replacement costs for bridges to materially alter its normative annual capital budget, however, this estimate is subject to change, and such changes could be material. FECR’s 2005 capital program includes $3.9 million for bridge replacement and repairs. The downtown Jacksonville Bridge was not part of the above study, which will be evaluated separately (due to its scale and design), and is expected to be finished in the third quarter of 2005. (See also Note 13 of the Financial Statements in Part 1, Item 1 of this report).
In the second quarter, the Company successfully concluded arbitration with its largest union, the United Transportation Union (UTU). The UTU represents approximately 250 train and engine service employees. The new agreement becomes amendable on December 31, 2008. Annual wage increases will average approximately 3% per year over the term of the agreement.
The Company remains in various stages of collective bargaining with two of the three national labor unions on the property. The employees represented by the International Brotherhood of Electrical Workers (IBEW) have ratified three (3) agreements during the second quarter 2005, now amendable starting in 2008, and are voting on another three (3) agreements expected to be completed during the third quarter of 2005. The Company and the Brotherhood of Maintenance of Way (BMWE) are in mediation, with talks scheduled for August 2005 and final agreement anticipated by year-end.

Six Months
FECR’s traffic volume and revenues for the six months ended June 30, 2005 and 2004, respectively, are shown below. Also, FECR’s six-month operating expenses are presented below.
TRAFFIC
Six Months Ended June 30
(dollars and units in thousands)

	2005	2004	Percent	2005	2004	Percent
Commodity	Units	Units	Variance	Revenues	Revenues	Variance
Rail Carloads
Crushed stone (aggregate)	72.5	65.8	10.2	35,220	30,773	14.5
Construction materials	3.6	2.6	38.5	2,640	1,695	55.8
Vehicles	12.1	11.8	2.5	9,641	9,206	4.7
Foodstuffs & kindred	7.0	6.0	16.7	6,029	4,653	29.6
Chemicals & distillants	1.9	2.0	(5.0)	2,322	2,290	1.4
Paper & lumber	3.7	2.6	42.3	3,985	2,893	37.7
Other	8.2	7.3	12.3	5,430	4,632	17.2

Total carload	109.0	98.1	11.1	65,267	56,142	16.3
Intermodal	150.8	134.0	12.5	48,012	40,838	17.6

Total freight units/revenues	259.8	232.1	11.9	113,279	96,980	16.8
Ancillary revenue	—	—	—	2,155	1,679	28.4

Railway segment revenue	—	—	—	115,434	98,659	17.0

RAILWAY OPERATING EXPENSES

	Six Months
	Ended June 30
(dollars in thousands)	2005	2004
Compensation & benefits	29,612	27,262
Fuel	11,323	7,449
Equipment rents (net)	2,254	1,608
Car hire (net)	(1,312)	(860)
Depreciation	10,770	9,984
Purchased services	4,833	4,659
Repairs to/by others (net)	(1,559)	(1,217)
Load/unload	4,467	3,931
Casualty & insurance	2,613	2,957
Property taxes	3,070	2,862
Materials	6,324	5,472
General & administrative expenses	4,212	4,434
Outside contractor delivery costs	6,597	5,219
Other	1,295	1,125

Total operating expenses	84,499	74,885

(Prior year’s results have been reclassified to conform to current year’s presentation.)

Railway segment revenues increased $16.7 million to $115.4 million through June 30, 2005 from $98.7 million through June 30, 2004. Carload revenues increased $9.1 million (Rate/Length of Haul — $2.9 million; Volume — $6.2 million) over 2004 levels which is driven by record levels of aggregate business increasing revenue $4.4 million in 2005 over 2004. Foodstuffs and Kindred products increased $1.4 million due to growth in the existing customer base as well as the addition of a new customer in third quarter 2004. Hurricane relief products continued to be shipped during the first half of 2005 as evidenced by the increased revenues ($0.9 million and $1.1 million) in both Construction Materials and Paper and Lumber commodities, respectively. Intermodal revenues increased $7.2 million (Rate/Length of Haul — $2.1 million; Volume — $5.1 million) for the first six months of 2005 over the same period 2004. Leading the way was our Local Intermodal business attributed to our International shippers, Retail, and Parcel LTL segments. Included in the 2005 and 2004 revenues for the six months ending June 30, respectively is $4.7 million and $1.7 million in fuel surcharges for increased fuel prices. The variance in fuel surcharge year over year of $3.0 million is included in the Rate/Length of Haul variances above.
Operating expenses increased $9.6 million to $84.5 million for the six months ended June 30, 2005, compared with $74.9 million for the same period last year. Compensation and benefits increased $2.4 million due to general wage increases, and variable compensation expenses (stock compensation costs and bonus). Fuel expense increased $3.9 million of which $3.2 million is related to price increases. Outside contractor delivery costs increased $1.4 million due to increased business and increased costs for driver services. Materials increased $0.9 million primarily due to increased freight car wheel replacement and repairs required by rules of the American Association of Railroads, the Company raising its own repair standards, the replacement of certain defective wheels manufactured in 2005 by a vendor, and the increased price of steel. Equipment rents increased $0.6 million due to increased rates and volume. Load/Unload expenses increased $0.5 million due to increased lift volumes.

Realty
Second Quarter
REALTY SEGMENT REVENUES

	Three Months
	Ended June 30
(dollars in thousands)	2005	2004
Rental revenues — Flagler	16,941	14,791
Services fee revenues	201	50
Rental income — straight-line rent adjustments	2,073	766
Operating expense recoveries	1,999	929
Rental revenues — undeveloped land	208	210
Other	18	360

Total rental revenue — Flagler properties	21,440	17,106
Rental revenues — other realty operations	827	692

Total rental revenues	22,267	17,798

Building and land sales — Flagler	1,273	2,526
Building and land sales — other realty operations	621	87

Total building and land sales revenues	1,894	2,613

Total realty segment revenues	24,161	20,411

(Prior year’s results have been reclassified to conform to current year’s presentation.)
REALTY SEGMENT EXPENSES

	Three Months
	Ended June 30
(dollars in thousands)	2005	2004
Real estate taxes — developed	2,562	2,070
Repairs & maintenance — recoverable	721	711
Services, utilities, management costs	4,100	3,102

Total expenses subject to recovery — Flagler properties	7,383	5,883

Real estate taxes — Flagler undeveloped land	1,080	900
Repairs & maintenance — non-recoverable	336	253
Depreciation & amortization — (operating prop — Flagler)	7,179	5,448
Depreciation & amortization — (non-operating prop — Flagler)	412	578
SG&A — non-recoverable — Flagler	1,783	1,380

Total — non-recoverable expenses — Flagler properties	10,790	8,559

Total rental expenses — Flagler properties	18,173	14,442

Real estate taxes — other undeveloped land	67	64
Depreciation & amortization — other	14	10
SG&A — non-recoverable — other	488	985

Total rental expenses — other realty operations	569	1,059

Total rental expenses	18,742	15,501

Realty sales expenses — Flagler	357	1,918
Realty sales expenses — other realty operations	—	—

Total realty sales	357	1,918

Total operating expenses	19,099	17,419

(Prior year’s results have been reclassified to conform to current year’s presentation)

Results from Continuing Operations
Flagler rental and services revenues increased $4.3 million or 25.3% from $17.1 million in the second quarter of 2004 to $21.4 million in the second quarter of 2005. Operating properties revenue increased $4.3 million compared to second quarter 2004. Same store occupancy increased to 96% at June 30, 2005 compared to June 30, 2004 occupancy of 91%. Same store revenues increased $1.1 million compared to the prior year, mainly related to occupancy improvements. Properties beginning operations in 2004 contributed additional revenue of $0.8 million during second quarter 2005. One build-to-suit property completed during the first quarter 2005 generated second quarter revenues of $0.9 million and two properties acquired in 2005 generated an additional $1.4 million.
For all leases renewed during the twelve month period ending June 30, 2005, beginning cash rental rates decreased by approximately 4% on a weighted average basis compared to the ending rate of the expiring leases. Straight-line rental rates over the new lease term increased approximately 1% on a weighted average basis compared to straight-line rental rates on expiring leases.
Flagler held 63 finished buildings with 7.2 million square feet and overall occupancy of 95% at June 30, 2005. Same store properties include 6.4 million square feet and 96% occupancy at quarter-end 2005 compared to 91% at quarter-end 2004.
Flagler sales revenue decreased from $2.5 million in 2004 to $1.3 million in 2005 due to decreased land sales.
Flagler operating expenses increased $3.7 million or 25.8% to $18.2 million for the three months ended June 30, 2005.
Expenses related to operating properties increased by $3.3 million from $11.4 million in 2004 to $14.7 million in 2005. Same store operating properties expenses increased by $0.5 million mainly related to occupancy improvements. Properties beginning operations in 2004 contributed additional expenses of $0.6 million. One build-to-suit project completed during the first quarter contributed $0.2 million of expenses. Two properties that were issued certificates of occupancy in April 2005 had expenses of $0.2 million. Two properties acquired in 2005 had second quarter expenses of $1.7 million.
Unallocated overhead expenses increased by $0.1 million compared to prior year. Land holdings expenses increased by $0.2 million. This increase of $0.2 million in land holding expenses is composed of a $0.7 million increase mainly related to real estate taxes on owned and acquired land and depreciation expense on infrastructure including the interchange asset, partially offset by a reimbursement from the City of Jacksonville. The total reimbursement received in June 2005 from the City of Jacksonville was $0.7 million, of which $0.5 million was applied against depreciation expense on infrastructure assets. The remaining $0.2 million of the reimbursement was recorded as other non-operating income.
Flagler’s cost of real estate sales decreased from $1.9 million in 2004 to $0.4 million in 2005 due to decreased land sales in 2005.
Operating profit from operating properties increased $1.1 million to $6.4 million in the second quarter 2005 compared to $5.3 million in the second quarter 2004. Same store operating profits increased by $0.6 million. Properties that began operations in 2004 generated increases in operating profit of $0.2 million. One build-to-suit completed in 2005 generated operating profit of $0.7 million. Properties acquired in 2005 generated $0.3 million in operating losses during the quarter. Two properties that were issued certificates of occupancy in April 2005 had operating losses of $0.2 million mainly related to depreciation expenses on the shell construction during the lease up stage of these assets.

Six Months
Flagler’s revenues and operating expenses for the six months ended June 30, 2005 and 2004, respectively, are presented below.
REALTY SEGMENT REVENUES

	Six Months
	Ended June 30
(dollars in thousands)	2005	2004
Rental revenues — Flagler	33,105	29,114
Services fee revenues	230	81
Rental income — straight-line rent adjustments	4,131	1,882
Operating expense recoveries	4,014	2,237
Rental revenues — undeveloped land	468	428
Other	65	379

Total rental revenue — Flagler properties	42,013	34,121
Rental revenues — other realty operations	1,709	1,494

Total rental revenues	43,722	35,615

Building and land sales — Flagler	1,473	6,557
Building and land sales — other realty operations	5,306	1,104

Total building and land sales revenues	6,779	7,661

Total realty segment revenues	50,501	43,276

(Prior year’s results have been reclassified to conform to current year’s presentation.)
REALTY SEGMENT EXPENSES

	Six Months
	Ended June 30
(dollars in thousands)	2005	2004
Real estate taxes — developed	4,930	4,168
Repairs & maintenance — recoverable	1,392	1,259
Services, utilities, management costs	8,021	6,089

Total expenses subject to recovery — Flagler properties	14,343	11,516

Real estate taxes — Flagler undeveloped land	1,997	1,905
Repairs & maintenance — non-recoverable	531	551
Depreciation & amortization — (operating prop — Flagler)	13,238	12,190
Depreciation & amortization — (non-operating prop — Flagler)	1,393	1,095
SG&A — non-recoverable — Flagler	3,245	2,528

Total — non-recoverable expenses — Flagler properties	20,404	18,269

Total rental expenses — Flagler properties	34,747	29,785

Real estate taxes — other undeveloped land	134	128
Depreciation & amortization — other	24	48
SG&A — non-recoverable — other	794	1,710

Total rental expenses — other realty operations	952	1,886

Total rental expenses	35,699	31,671

Realty sales expenses — Flagler	412	4,117
Realty sales expenses — other realty operations	409	—

Total realty sales	821	4,117

Total operating expenses	36,520	35,788

(Prior year’s results have been reclassified to conform to current year’s presentation)

Results from Continuing Operations
Flagler rental and services revenues increased $7.9 million or 23.1% from $34.1 million during the six months ended June 30, 2004 to $42.0 million during the six months ended June 30, 2005. Operating properties revenue increased $7.8 million compared to first six months of 2004. Same store occupancy increased to 96% at June 30, 2005 compared to June 30, 2004 occupancy of 91%. Same store revenues increased $2.2 million compared to the prior year, mainly attributable to occupancy improvements. Properties beginning operations in 2004 contributed additional revenue of $1.7 million during first six months of 2005. One build-to-suit property completed during the first quarter 2005 generated 2005 revenues of $1.6 million and two properties acquired in 2005 generated an additional $2.2 million. Income from land rents remained flat.
Flagler held 63 finished buildings with 7.2 million square feet and occupancy of 95% at June 30, 2005. Same store properties include 6.4 million square feet and 96% occupancy at June 30, 2005 compared to 91% at June 30, 2004.
Flagler sales revenue decreased from $6.6 million in 2004 to $1.5 million in 2005.
Flagler operating expenses increased $4.9 million or 16.7% to $34.7 million for the six months ended June 30, 2005.
Expenses related to operating properties increased by $3.7 million from $24.0 million in 2004 to $27.7 million in 2005. Same store operating properties expenses decreased by $0.4 million. This decrease in same store expenses is composed of an increase ($0.8 million) of mainly variable expenses related to increased occupancy, offset by a $1.2 million decrease in depreciation expense. The decrease in depreciation expense is associated with a write-off of $1.5 million of tenant improvements during the first quarter 2004 related to the remodeling of Dupont Center. Properties beginning operations in 2004 contributed additional expenses of $1.1 million. One build-to-suit project completed during the first quarter contributed $0.3 million of expenses. Two properties that were issued certificates of occupancy in April 2005 had expenses of $0.2 million. Two properties acquired in 2005 had expenses of $2.5 million.
Unallocated overhead expenses increased by $0.5 million compared to prior year. Land holdings expenses increased by $0.7 million. This increase of $0.7 million in land holding expenses is composed of a $1.2 million increase mainly related to real estate taxes on owned and acquired land and depreciation expense on infrastructure including the interchange asset, partially offset by a reimbursement from the City of Jacksonville. The total reimbursement received in June 2005 from the City of Jacksonville was $0.7 million, of which $0.5 million was applied against depreciation expense on infrastructure assets. The remaining $0.2 million of the reimbursement was recorded as other non-operating income.
Operating profit from operating properties increased $4.0 million to $13.6 million in 2005 compared to $9.6 million in 2004. Same store operating profits increased by $2.7 million. Properties that began operations in 2004 generated increases in operating profit of $0.6 million. One build-to-suit completed in 2005 generated operating profit of $1.3 million. Two properties acquired in 2005 generated $0.3 million in operating losses. Two properties that were issued certificates of occupancy in April 2005 had operating losses of $0.2 million mainly related to depreciation expenses on the shell construction during the lease up stage of these assets.
Flagler’s cost of land sales decreased from $4.1 million in 2004 to $0.4 million in 2005.
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

In March 2004, Flagler sold a 60,000-sq. ft. build-to-suit office building for $12.6 million for a pre-tax gain of $3.7 million, or $2.3 million, net of applicable taxes. The gain on the sale of this property, as well as the operating results of this and an office building sold in the third quarter of 2004, are included in discontinued operations for all periods presented.

	Three Months		Six Months
	Ended June 30		Ended June 30
(dollars in thousands)	2005	2004	2005	2004
Summary of Operating Results of Discontinued Operations
Flagler realty rental revenues	—	179	—	731
Flagler realty rental expenses	25	133	25	465

(Loss) income before income taxes	(25)	46	(25)	266
Income tax	8	(16)	8	(102)

(Loss) income from discontinued operations	(17)	30	(17)	164

(Loss) gain on disposition of discontinued operations (net of taxes of $9 thousand for the three months ended June 30, 2004, and $1.4 million for the six months ended June 30, 2004.)	—	(16)	—	2,287

Corporate Expenses
Second Quarter and Six Months
Corporate expenses for the quarter ended June 30, 2005 were $3.2 million compared to $3.8 million for the quarter ended June 30, 2004. Overall the decrease relates to lower professional services expenses.
Corporate expenses for the six months ended June 30, 2005 and 2004, were $15.7 million and $8.7 million, respectively. Increases primarily relate to costs associated with the appointment of Mr. Adolfo Henriques as Chairman, President, and Chief Executive Officer and termination benefits provided to Mr. Robert W. Anestis. These expenses totaled $9.1 million in the first quarter and included $5.3 million of additional equity compensation ($1.9 million due to the accelerated vesting of equity compensation), $3.3 million of severance payments and $0.5 million of other benefits.
In a first quarter 2004 transaction (the “Transaction”) initiated at the request of the Board of Directors, the Company cancelled vested, in-the-money stock options (the “Options”) to acquire 144,000 shares of the Company’s common stock held by the Company’s former Chief Executive Officer (“CEO”), Robert W. Anestis. The embedded value of the Options (fair market value less strike price) was $2.0 million. The embedded value, less applicable tax withholding, was paid in common stock. The CEO was issued 36,407 shares (valued at $35.06 per share, which was the closing price on February 27, 2004). Because the original stock option award was cancelled and the Company replaced this award with FECI common stock, in accordance with FASB Interpretation No. 44, the Company was required to recognize compensation expense in the amount of $2 million with respect to the Transaction.
Interest Expense
Second Quarter and Six Months
Interest expense for the second quarter and the first six months of 2005 was $5.1 million and $9.7 million, respectively, compared to $3.8 million and $7.7 million for the second quarter and first six months of 2004, respectively. The increased interest expense resulted primarily from increased levels of mortgage notes at Flagler. Cash paid for interest was $11.0 million and $8.9 million for the six months ended June 30, 2005 and 2004, respectively
Other Income
Second Quarter and Six Months
Other income was $3.0 million and $9.2 million for the second quarter and first six months of 2005, respectively, compared to $5.1 million and $7.8 million for the second quarter and first six months of 2004, respectively. Second quarter 2004 pipe and wire crossing income included $1.8 million of income from a one-time utility wire crossing agreement. Included in the first six months 2005 results is one-time income ($3.0 million) associated with the sale of air rights and related surface and sub-surface easements and licenses on approximately 300 feet of the Railway’s right-of-way.
Income Tax
Income tax expenses represent an effective rate of 37.33% for the six months of 2005 and 38.5% for the six months of 2004, respectively. 2005’s decrease in effective rate reflect newly enacted tax credits related to track maintenance at FECR offset by certain non-deductible section 162(m) compensation over $1.0 million for Mr. Adolfo Henriques. This 162(m) compensation primarily relates to sign-on grants provided in Mr. Henriques’ employment agreement.

Financial Condition, Liquidity and Capital Resources
The Statements of Cash Flows have been included below to support the Company’s discussion of cash flows for the six months ended June 30, 2005 and 2004.
FLORIDA EAST COAST INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months
	Ended June 30
	2005	2004
Cash Flows from Operating Activities
Net income	18,475	16,690
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	26,324	24,806
Gain on disposition of properties	(5,958)	(7,268)
Deferred taxes	(1,330)	5,181
Stock compensation expense	7,192	4,010
Changes in operating assets and liabilities:
Accounts receivable	(1,081)	(4,104)
Prepaid expenses	13	1,800
Other current assets	(4,297)	(3,647)
Other assets and deferred charges	(3,531)	(4,084)
Accounts payable	(8,119)	(3,157)
Taxes payable	14,453	12,557
Income tax refund	2,800	—
Other current liabilities	(2,498)	(3,664)
Accrued casualty and other long-term liabilities	(969)	(1,000)

Net cash generated by operating activities	41,474	38,120

Cash Flows from Investing Activities
Purchases of properties	(124,325)	(47,676)
Proceeds from disposition of assets	6,779	20,261

Net cash used in investing activities	(117,546)	(27,415)

Cash Flows from Financing Activities
Payment of mortgage debt	(2,412)	(1,394)
Payment of dividends	(3,567)	(1,476)
Proceeds from exercise of options	9,654	3,135
Stock repurchase program payments	(2,289)	—
Purchase of common stock	(1,750)	(1,352)

Net cash used in financing activities	(364)	(1,087)

Net (Decrease) Increase in Cash and Cash Equivalents	(76,436)	9,618
Cash and Cash Equivalents at Beginning of Period	126,166	125,057

Cash and Cash Equivalents at End of Period	49,730	134,675

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes (2005 net of refund)	5,200	4,700

Cash paid for interest	10,983	8,905

(Prior year’s results have been reclassified to conform to current year’s presentation.)
See accompanying notes to consolidated financial statements (unaudited).

Net cash generated by operating activities was $41.5 million and $38.1 million in the six months ended June 30, 2005 and 2004, respectively. The year-to-year fluctuation in net cash generated by operating activities primarily reflects the 2005 receipt of an income tax refund related to tax year 2004 of $2.8 million, increased 2005 tax payments of $8.0 million related to taxable 2005 earnings (tax payments for 2004 were $4.7 million) and increased net income adjusted for certain non-cash items (i.e. depreciation & amortization and stock compensation expense).
During the six months ended June 30, 2005 and 2004, respectively, the Company invested approximately $108 million and $35 million at Flagler. The increase primarily relates to three large purchases by Flagler using §1031 proceeds, totaling $69.6 million. For the six months ended June 30, 2005 and 2004, the Company’s capital investments at FECR were approximately $15 million and $12 million.
Proceeds from disposition of assets were $6.8 million and $20.3 million for the six months ended June 30, 2005 and 2004, respectively. The majority of these proceeds were from the sale of a building (Flagler-2004) and parcels of land by Flagler and FECR in the quarters.
Net cash used in financing activities was $0.4 million and $1.1 million for the six months ended June 30, 2005 and 2004, respectively. Financing activities for the six months ended June 30, 2005 included increased payments for the purchase of common stock, increased mortgage debt payments at Flagler, and increased dividend payments, offset by proceeds from the exercise of stock options.
On February 22, 2005, the Company entered into a new unsecured $150 million, 5-year revolving credit agreement with a syndication of banks. The new credit facility provides a more favorable interest rate and terms and replaces the Company’s existing $200 million credit agreement. The Company will pay (quarterly) commitment fees, as applicable under the agreement, at a range of 12.5 to 25.0 basis points. The Company’s revolving credit agreement requires the maintenance of certain financial ratios (interest coverage and leverage) and maintenance of minimum established levels of net worth. In addition there are various established limitations (dollars and otherwise) on certain types of liens, investments (including loans and advances) and acquisitions, limitation on transactions with affiliates, merger and sales of all or substantially all of the assets; and use of proceeds. Some of the above covenants provide specific exclusion of certain financing and investing activities at Flagler. Borrowings under the credit agreement bear interest at variable rates linked to the LIBOR Index. Interest on borrowings is due and payable on the “rollover date” for each draw. Outstanding borrowings can be paid at any time by the borrower, or at the conclusion of the facility’s term.
The Company believes its access to liquidity via cash generated from operations and the existing Credit Agreement and/or external financing will be sufficient to support needs in future years. The Company plans on maintaining its revolving credit facility in support of its general corporate needs.
At June 30, 2005, FECI had $5.2 million of deposits and escrowed funds included in cash and cash equivalents related to pending land sales and potential real estate §1031 like-kind exchanges, respectively.
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
Real Estate Allocation of Acquisition Costs — Flagler utilizes Statement of Financial Accounting Standard No. 141, “Business Combinations” (SFAS 141) to account for the costs of acquiring Buildings. This statement provides a framework for allocating the costs of acquisition to tangible assets, financial assets, and separately identifiable intangible assets, less acquired liabilities, using the purchase method of accounting.
During the first quarter of 2005, Flagler purchased two buildings: one for $41.5 million with approximately 240,000 rentable square feet on 5.1 acres of land and one for $19.5 million with approximately 107,000 rentable square feet on 8.0 acres of land. The majority ($50.1 million) of acquisition costs of these buildings were allocated to various tangible assets (including land, land improvements, building and parking decks) with the remaining costs allocated to financial assets (i.e., above or below market value of in-place leases) and intangible assets (e.g. customer relationship intangible). Financial assets and intangible assets are generally amortized over the remaining life (approximately 3.5 to 8 years) of the underlying tenant leases.
Impairment of Long-lived Assets — The Company reviews the carrying value of its property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset or asset grouping may not be recoverable from the undiscounted future net cash flows expected to be generated over its remaining useful life. Detecting these events or changes in circumstances can be difficult. At June 30, 2005, management had not identified indicators of an impairment of value for any significant asset group of the Company. However, events or changes in circumstances could develop or occur that would cause the Company to evaluate the recovery of its long-lived assets and potentially record an impairment, the amount of which could be material. Assets that are deemed impaired are recorded at the lower of carrying amount or fair value.
Income Tax Provisions — FECI’s net deferred tax liability was $176.2 million at June 30, 2005 and $177.6 million at December 31, 2004, respectively. At December 31, 2004, the Company had a state deferred tax asset of approximately $7.0 million relating to net operating loss carry forwards. The net deferred tax liability is estimated based on the expected future tax consequences of items recognized in the financial statements. Management must use judgment when estimating the future timing and deductibility of expenses and loss and credit carry forwards in the Company’s tax returns. A valuation allowance is required to be recorded if management expects that it be more likely than not that its deferred tax assets will not be realized. As of June 30, 2005, FECI has no valuation allowance since it expects to realize its deferred tax assets. This expectation is primarily based upon FECI’s expectation that future operations will be sufficiently profitable to utilize the operating loss carry forwards, as well as the existence of various tax, business and other planning strategies available to the Company. However, the Company cannot guarantee that it will realize this tax asset or that future valuation allowances will not be required. Failure to utilize the tax asset could materially affect the Company’s financial results and financial position. Federal tax years through 1999 have been closed with the Internal Revenue Service (IRS). Federal tax years 2000-2002 are currently under review by the IRS. Management believes its income tax provision reserves at June 30, 2005 to be adequate for the settlement, if any, of disputed tax positions taken by the Company for these years. Historically, settlements for disputed tax positions that have effected the total tax provision provided for in the income statement has been primarily interest charges on timing differences between years.
Revenue Recognition — Realty Rental Revenues — Revenues from realty rentals are primarily contractual base rents from leases of commercial property. The Company recognizes revenues from these base rents evenly over the lease term in accordance with SFAS 13, “Accounting for Leases” (SFAS 13). SFAS 13 requires rental income from an operating lease be recognized on a straight-line basis over the non-cancelable lease term. Accordingly, total contractual minimum lease payments, including scheduled rent increases, are recognized as rental revenue evenly over the lease term. Accrued revenues from contractually scheduled rent increases in excess of amounts currently due amounted to $19.8 million at June 30, 2005 and $15.7 million at December 31, 2004, which is reported in other current assets and long term assets. The Company monitors this asset for collection risk and establishes reserves for any amounts deemed not collectible. However, amounts collected in future periods may vary from the Company’s expectations.
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
In connection with infrastructure assets constructed by the Company and deeded to governmental authorities, certain governmental authorities may agree to reimburse the Company certain of its construction costs for the deeded assets based on and to the extent of annual incremental taxes (such as property taxes) as may be collected by the governmental authority from the applicable properties over a stipulated period of time. Prior to and at the date of deeding the infrastructure asset to the governmental authority, any current reimbursements were accounted for as a reduction in the allocated costs described above to the extent the Company’s receipt of such reimbursements had become fixed and determinable, based upon the related incremental taxes having been assessed and being, therefore, payable. The Company does not recognize expected future tax reimbursements even though they may be probable and estimable, until they become fixed and determinable.
Under a current agreement with the City of Jacksonville and the Florida Department of Transportation (FDOT), Flagler constructed and deeded to the FDOT an interchange asset in the third quarter of 2004. During 2004, prior to completion of the interchange asset, Flagler received $2.1 million that was applied as a reduction in the basis of the asset. In June 2005, Flagler received a reimbursement from the City of Jacksonville for $0.7 million, of which $0.5 million was applied against depreciation expense on infrastructure assets. The remaining $0.2 million of the reimbursement was recorded as other non-operating income. This reimbursement received after the completion of the infrastructure asset was allocated between operating and non-operating activities based on the relative assessed value of property within Flagler Center, owned by Flagler versus that sold to outside parties. Future reimbursements will be treated similarly.
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
The fair value of the Company’s mortgage notes is estimated based on current rates available to the Company for debt of the same remaining maturities. At June 30, 2005, the Company considers the estimated fair market value of the mortgage notes to be $367.4 million.
Item 4.
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and

15d-15(e)). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005.
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
During the third quarter of 2005 the Company will upgrade the existing version of its financial software to enable new functionality that will be implemented within our finance and accounting departments. The system upgrade process will include deploying resources to mitigate internal control risks and perform additional verifications and testing to ensure continuing data integrity during the implementation phase. We believe we will take the necessary steps to establish and maintain effective internal controls over financial reporting during the period of change. It should be noted that the design of any system of controls is based in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Therefore, we do not expect our disclosure controls to prevent all errors and all fraud.

PART II
Item 1.
LEGAL PROCEEDINGS
There are no new legal or regulatory proceedings pending or known to be contemplated which, in management’s opinion, are other than normal and incidental to the kinds of businesses conducted by the Company.
Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES
AND USE OF PROCEEDS
The Company has a repurchase program for up to $40.0 million of common stock through a program of open market purchases and privately negotiated transactions, from time to time. During the second quarter of 2005, 52,500 shares were purchased.
The following table sets forth the total repurchases, including those made and not made pursuant to the $40.0 million repurchase program, for the three months ended June 30, 2005:

				Maximum Amount
		Average Price	Total Number of Shares	of Value that may
	Total Number of	Paid Per Share	Purchased as Part of	yet be Purchased
	Shares	(including	Publicly Announced	under the Plans or
	Purchased	commissions)	Plans or Programs	Programs

April	6,000	$42.06	6,000	$39,664,134

May	28,400	$42.05	28,400	$38,469,984

June	18,350 *	$41.93	18,100	$37,711,048

*	Shares purchased include shares surrendered to the Company for federal withholding obligations related to employees vesting on previously restricted stock.

Item 4.
SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS
The Annual Meeting of Shareholders was held on June 2, 2005. There were 32,396,906 shares of common stock outstanding as of the record date, April 15, 2005.
Proposal 1: The election of ten directors to hold office until the Annual Meeting of Shareholders in 2006, or until their successors are elected and qualified.

	Number of Votes Cast
Common Class	Votes For	Votes Withheld

Robert D. Fagan	30,457,027	628,801
David M. Foster	30,445,815	640,013
Allen C. Harper	29,645,576	1,440,252
Adolfo Henriques	30,454,173	631,655
James E. Jordan	30,410,696	675,132
Gilbert H. Lamphere	30,459,030	626,798
Joseph Nemec	29,910,202	1,175,626
Jorge Perez	30,536,857	548,971
James J. Pieczynski	29,644,818	1,441,010
Wellford L. Sanders, Jr.	30,539,976	545,852
Proposal 2: The approval of the Florida East Coast Industries, Inc. 2002 Stock Incentive Plan (as amended and restated effective June 2, 2005).

Votes For	Votes Against	Abstention	Broker Non-Votes

24,716,181	2,662,939	160,572	3,546,136
Item 6.
EXHIBITS
(a) Exhibits
The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Report or furnished with this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 28, 2005.

FLORIDA EAST COAST INDUSTRIES, INC.
(Registrant)

Dated: July 28, 2005	/s/ Mark A. Leininger

Mark A. Leininger
Vice President and Controller

Dated: July 28, 2005	/s/ Daniel H. Popky

Daniel H. Popky, Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

PAGE
S-K ITEM 601	DOCUMENTS	NUMBERS

3 (i)	Second Amended and Restated Articles of Incorporation	*

3 (ii)	Amended and Restated By-Laws of FECI through February 26, 2004	#

3 (iii)	Amended and Restated Articles of Amendment Relating to Designation of Series A Participating Cumulative Preferred Stock	**

4	Amended and Restated Rights Agreement dated as of September 22, 2003	**

10 (a)	Representative Amendment, made as of February 26, 2004, to the Employment Agreements dated February 2, 1999 between FECI and certain Executive Officers (Vice Chairman, Executive Vice President-Rail Operations and Executive Vice President, General Counsel and Secretary)	##

10 (b)	Termination Agreement, made as of February 10, 2005 between FECI and Robert W. Anestis.	###

10 (c).1 — 10 (c).4	Employment and Change in Control Agreements dated February 10, 2005, effective March 28, 2005, and Restricted Stock and Supplemental Employee Retirement Plan (SERP) Participant Agreements, dated March 28, 2005 between FECI and Adolfo Henriques	###

10 (d)	$150 million Unsecured Revolving Credit Agreement with a 5-year term between FECI and a syndication of financial institutions with Bank of America, N.A. as Lead Arranger	***

10 (e)	Supplemental Employee Retirement Plan (SERP) dated as of March 28, 2005.	###

10 (f)	Amended 2002 Stock Incentive Plan.	****

31.1 — 31.2	Section 302 Certifications

32.1	Section 906 Certification

*	Amended and Restated Articles of Incorporation and Amendment and Restated By-Laws of the Registrant, incorporated by reference to Appendices D and E, respectively, to the definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on February 4, 2000 (Registration No. 001-08728).

#	This document, as amended through February 26, 2004, is filed as an exhibit to Form 10-Q with the Securities and Exchange Commission on April 29, 2004.

**	These documents, dated effective as of September 22, 2003, were filed as exhibits to Form 8-A/A with the Securities and Exchange Commission on September 22, 2003.

##	This document, dated February 26, 2004, is filed as an exhibit to Form 10-Q with the Securities and Exchange Commission on April 29, 2004.

***	This document, dated February 22, 2005, is filed as an exhibit to form 8-K with the Securities and Exchange Commission on February 24, 2005.

###	These documents, dated February 10, 2005 and March 28, 2005, are filed as an exhibit to Form 10-Q with the Securities and Exchange Commission on April 22, 2005.

****	This document, dated June 2, 2005, is filed as an exhibit to Form 8K with the Securities and Exchange Commission on June 3, 2005.