Form 10-Q
period 2005-09-30
FLORIDA EAST COAST INDUSTRIES INC
filed 2005-10-26
CIK 740796

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________
Commission File Number 001-08728
FLORIDA EAST COAST INDUSTRIES, INC.
(Exact name of Registrant as specified in its charter)

Florida	59-2349968

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Malaga Street St. Augustine, Florida (Address of principal executive offices)	32084 (Zip Code)
Registrant’s Telephone Number, Including Area Code: (904) 829-3421
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at September 30, 2005
Common Stock-no par value	32,903,943 shares

FLORIDA EAST COAST INDUSTRIES, INC.
INDEX

		Page
		Numbers
PART I

	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets — September 30, 2005 and December 31, 2004	2

	Consolidated Statements of Income — Three Months and Nine Months Ended September 30, 2005 and 2004	3

	Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2005 and 2004	4

	Notes to Consolidated Financial Statements	5 — 12

Item 2.	Management’s Discussion and Analysis of the Consolidated Financial Condition and Results of Operations

	Comparison of Third Quarter 2005 versus Third Quarter 2004 and Nine Months 2005 versus Nine Months 2004	13 — 28

	Changes in Financial Condition, Liquidity and Capital Resources	29 — 30

	Other Matters	31 — 32

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Controls and Procedures	33

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6.	Exhibits	35
EX-31.1
EX-31.2
EX-32.1

Item 1. Financial Statements
FLORIDA EAST COAST INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30	December 31
	2005	2004
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (Note 12)	58,774	126,166
Accounts receivable (net)	36,610	32,435
Income tax receivable	—	4,238
Assets held for sale (Note 9)	21,175	6,900
Prepaid expenses	7,626	5,008
Materials and supplies	2,607	1,822
Deferred income taxes	754	1,268
Other current assets	4,219	3,133

Total Current Assets	131,765	180,970

Long Term Assets:
Properties, less accumulated depreciation	940,907	853,458
Straight line rent	16,707	12,525
Prepaid commissions	11,257	8,658
Building intangible assets, net (Note 9)	10,105	—
Other assets	5,833	7,582

Total Long Term Assets	984,809	882,223

Total Assets	1,116,574	1,063,193

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	42,204	47,578
Taxes payable (Note 11)	16,522	1,281
Deferred revenue	4,658	5,681
Short-term debt (Note 7)	5,121	4,789
Accrued casualty and other reserves	811	1,230
Other accrued liabilities	6,597	8,962

Total Current Liabilities	75,913	69,521

Deferred Income Taxes	179,312	178,831

Long-Term Debt, net of current portion (Note 7)	334,088	338,065

Accrued Casualty and Other Long-Term Liabilities	11,305	11,850

Shareholders’ Equity
Common Stock:	137,949	105,964
Common stock; no par value; 150,000,000 shares authorized; 39,399,868 shares issued and 32,903,943 shares outstanding at September 30, 2005 and 38,553,495 shares issued and 32,006,968 shares outstanding at December 31, 2004.

Retained earnings	597,468	573,808
Restricted stock deferred compensation	(12,214)	(6,548)
Treasury stock at cost (6,495,925 shares at September 30, 2005 and 6,546,527 shares at December 31, 2004) (Note 5)	(207,247)	(208,298)

Total Shareholders’ Equity	515,956	464,926

Total Liabilities and Shareholders’ Equity	1,116,574	1,063,193

(Prior year’s results have been reclassified to conform to current year’s presentation.)
See accompanying notes to consolidated financial statements (unaudited).

FLORIDA EAST COAST INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)
(unaudited)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2005	2004	2005	2004
Operating revenues:
Railway operations	59,902	46,261	175,336	144,920
Realty rental and services	23,289	18,196	67,011	53,811
Realty sales	3,482	12,327	10,261	19,988

Total revenues	86,673	76,784	252,608	218,719
Operating expenses:
Railway operations	43,383	38,439	127,882	113,324
Realty rental and services	19,084	15,761	54,783	47,432
Realty sales	1,326	1,898	2,147	6,015
Corporate general & administrative	3,451	2,915	19,105	11,648

Total expenses	67,244	59,013	203,917	178,419

Operating profit	19,429	17,771	48,691	40,300

Interest income	374	263	1,117	819
Interest expense	(5,074)	(4,214)	(14,821)	(11,933)
Other income (Note 6)	2,383	3,027	11,632	10,814

	(2,317)	(924)	(2,072)	(300)

Income before income taxes	17,112	16,847	46,619	40,000
Provision for income taxes	(6,387)	(6,487)	(17,402)	(15,401)

Income from continuing operations	10,725	10,360	29,217	24,599

Discontinued Operations (Note 2)
(Loss) income from operation of discontinued operations (net of taxes)	—	(60)	(17)	104
Gain on disposition of discontinued operations (net of taxes)	—	170	—	2,457

Income (loss) from discontinued operations	—	110	(17)	2,561

Net income	10,725	10,470	29,200	27,160

Earnings Per Share
Income from continuing operations — basic	$0.33	$0.31	$0.91	$0.69
Income from continuing operations — diluted	$0.32	$0.31	$0.89	$0.68
Income from operation of discontinued operations — basic	—	—	—	$0.01
Income from operation of discontinued operations — diluted	—	—	—	—
Gain on disposition of discontinued operations — basic	—	$0.01	—	$0.07
Gain on disposition of discontinued operations — diluted	—	—	—	$0.07

Net income — basic	$0.33	$0.32	$0.91	$0.77
Net income — diluted	$0.32	$0.31	$0.89	$0.75

Average shares outstanding — basic	32,503,303	33,161,016	32,170,430	35,467,893
Average shares outstanding — diluted	33,079,757	33,864,172	32,850,807	36,165,628
     See accompanying notes to consolidated financial statements (unaudited).

FLORIDA EAST COAST INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months
	Ended September 30
	2005	2004
Cash Flows from Operating Activities
Net income	29,200	27,160
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	40,592	36,668
Gain on disposition of properties	(8,114)	(17,973)
Tax benefit from exercise of stock options	3,924	—
Deferred taxes	995	8,798
Stock compensation expense	7,915	4,878
Changes in operating assets and liabilities:
Accounts receivable	(4,175)	(406)
Prepaid expenses	(2,839)	(852)
Other current assets	(1,871)	(4,336)
Other assets and deferred charges	(7,690)	(6,468)
Accounts payable	(5,212)	(3,180)
Taxes payable	16,679	16,156
Income tax refund	2,800	—
Other current liabilities	(2,821)	(1,374)
Accrued casualty and other long-term liabilities	(964)	(1,279)

Net cash generated by operating activities	68,419	57,792

Cash Flows from Investing Activities
Purchases of properties	(152,256)	(73,429)
Proceeds from disposition of assets	10,261	36,713

Net cash used in investing activities	(141,995)	(36,716)

Cash Flows from Financing Activities
Receipt from issuance of mortgage debt (Note 7)	—	105,000
Payment of mortgage debt	(3,645)	(2,110)
Payment of dividends	(5,540)	(4,899)
Proceeds from exercise of options	19,132	10,416
Stock repurchase program payments (Note 5)	(2,289)	(191,126)
Purchase of common stock	(1,474)	(2,571)

Net cash provided by (used in) financing activities	6,184	(85,290)

Net Decrease in Cash and Cash Equivalents	(67,392)	(64,214)
Cash and Cash Equivalents at Beginning of Period	126,166	125,057

Cash and Cash Equivalents at End of Period	58,774	60,843

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes (net of refunds)	7,200	4,700

Cash paid for interest	16,521	15,718

(Prior year’s results have been reclassified to conform to current year’s presentation.)
See accompanying notes to consolidated financial statements (unaudited).

FLORIDA EAST COAST INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. General
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all accruals and adjustments considered necessary to present fairly the Company’s financial position as of September 30, 2005 and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 2005 and 2004. Results for interim periods are not necessarily indicative of the results to be expected for the year. The consolidated balance sheet as of December 31, 2004 included herein has been derived from the Company’s audited consolidated financial statements for the year ended December 31, 2004. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.
Certain prior year amounts have been reclassified to conform to the current year’s presentation, including discontinued operations.
Note 2. Discontinued Operations
Real Estate
In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), components of Flagler Development Company (Flagler) that meet certain criteria have been accounted for as discontinued operations. Therefore, income or loss attributable to the operations and sale of the components classified as discontinued operations are presented in the statements of income as discontinued operations, net of applicable income taxes.
Discontinued operations for 2004 include the gains on the sales and the related operations of an office building and an industrial building.

	Three Months		Nine Months
	Ended September 30		Ended September 30
(dollars in thousands)	2005	2004	2005	2004
Summary of Operating Results of Discontinued Operations
Flagler realty rental revenues	—	8	—	739
Flagler realty rental expenses	—	104	25	569

(Loss) income before income taxes	—	(96)	(25)	170
Income tax	—	36	8	(66)

(Loss) income from discontinued operations	—	(60)	(17)	104

Gain on disposition of discontinued operations (net of taxes of $0.1 million for the three months ended September 30, 2004, and $1.5 million for the nine months ended September 30, 2004.)	—	170	—	2,457

Note 3. Commitments and Contingencies
Florida East Coast Industries, Inc. (the Company or FECI) is the defendant and plaintiff in various lawsuits resulting from its operations. In the opinion of management, appropriate provision has been made in the financial statements for the estimated liability that may result from disposition of such matters. The Company maintains comprehensive liability insurance for bodily injury and property claims, but is self-insured or maintains a significant self-insured retention (i.e., deductible) for these exposures, particularly at Florida East Coast Railway, LLC. (FECR or Railway). These lawsuits are related to alleged bodily injuries sustained by Railway employees or third parties, employment related matters such as alleged wrongful termination and commercial or contract disputes, including disputes related to real estate and property management.
The Company is subject to proceedings and consent decrees arising out of its historic disposal of fuel and oil used in the transportation business. It is the Company’s policy to accrue environmental cleanup costs when it is probable that a liability has been incurred and an amount can be reasonably estimated. As assessments and cleanups proceed, these accruals are reviewed and adjusted.
The Company is participating, together with several other potentially responsible parties (PRPs), in the remediation of a site in Jacksonville, Florida, pursuant to an agreement with the United States Environmental Protection Agency (USEPA). The site previously accepted waste oil from many businesses. In the second quarter 2005, the Company learned that the costs for implementation of the clean up are higher than estimated due to weather impacts and changes in design. Based on a review of the project and consultation with the project manager, the Company increased its reserve during the second quarter of 2005 by $80,000 for this matter for its share (estimated at $330,000) of the increased costs. The clean up is expected to be completed by the end of 2005. It is possible that costs will increase further but based on currently available information, the Company does not anticipate material increases.
The Company monitors a small number of sites leased to others, or acquired by the Company or its subsidiaries. Based on management’s ongoing review and monitoring of the sites, and the ability to seek contribution or indemnification from the PRPs, the Company does not expect to incur material additional costs, if any.
The Company has identified a limited area in its Jacksonville rail yard where soil is contaminated with a constituent of a solvent. In the third quarter of 2005, the Company reserved $0.2 million, the estimated cost of remediation. Subject to the approval of the Florida Department of Environmental Protection, the Company intends to remove the impacted soil.
Due to heavy demand for rail in the industry, FECR has placed two rail orders. An order of rail for $1.4 million is expected to be received in mid-October. This rail will be used for remaining 2005 projects and for rail projects in 2006. An additional order for $1.5 million of rail is expected to be received in late December 2005 or early January 2006. This rail will be utilized by a 2006 capital project (for a total project cost of $13.6 million with FECR and the State of Florida funding the project on an equal basis) to extend the siding on the Florida East Coast Railway corridor for purposes of increasing capacity and eliminating delay on the right-of-way in the area of the siding extension.
On September 23, 2005, FECR entered into a $3.6 million materials agreement with GE Transportation for the purchase of 74 sets of Ultra Cab II signaling equipment to be delivered through December 31, 2009. Ultra Cab is locomotive hardware/software used onboard to decode car signals. This equipment will replace the current software, which has reached its life expectancy.
On October 7, 2005, FECR signed a Letter of Intent to purchase four (4) new 4,300 HP locomotives, with delivery to begin during third quarter 2006, at a total purchase price of $7.6 million. This price is subject to change should the Company request additional features and options not included in the purchase price. Two of the new locomotives will provide for anticipated future volume increases and two will replace three leased locomotives. The Company is obligated to pay cancellation charges to a maximum of $0.2 million should the parties fail to finalize terms and conditions of a written agreement by November 11, 2005.
On September 1, 2005, FECR entered into a five (5) year service agreement to outsource rail undercutting operations. The term of the contract includes two 5-year options for extension. The estimated annual cost of service is $0.6 million.
Note 4. Earnings Per Share
The diluted weighted-average number of shares includes the net shares that would be issued upon the exercise of “in-the-money” stock options using the treasury stock method. Applying the treasury stock method, the “in-the-money” stock options resulted in the dilution of 680,377 shares and 697,735 shares at September 30, 2005 and 2004, respectively. “Out-of-the-money” shares were 35,206 shares and 994,338 shares at September 30, 2005 and 2004, respectively.

Note 5. Dividends and Stock Repurchase
On August 25, 2005, the Company declared a dividend of $0.06 per share on all issued and outstanding common stock, payable September 22, 2005 to shareholders of record as of September 8, 2005. The determination of the amount of future cash dividends, if any, to be declared and paid by the Company will depend upon, among other things, the Company’s financial condition, funds from operations, level of capital expenditures, future business prospects and other factors deemed relevant by the Board of Directors.
On August 13, 2004, the Company purchased 5.5 million shares of common stock from The Alfred I. duPont Testamentary Trust and The Nemours Foundation for $34.50 per share or approximately $191 million. These repurchased shares are shown on the Consolidated Balance Sheets as Treasury Stock. This transaction used the remaining $72 million that existed under the previous $75 million stock repurchase authorization. As a result, on August 4, 2004, the Board of Directors authorized the expenditure of $40 million to repurchase common stock from time to time through a program of open market purchases and/or privately negotiated transactions. As of September 30, 2005, $2.3 million of stock had been repurchased through this program.
Note 6. Other Income

	Three Months		Nine Months
	Ended September 30		Ended September 30
(dollars in thousands)	2005	2004	2005	2004
Pipe & wire crossings/signboards	869	1,460	3,812	5,924
Fiber lease income	1,753	1,612	5,330	5,111
Air rights income	—	—	3,049	—
Other (net)	(239)	(45)	(559)	(221)

	2,383	3,027	11,632	10,814

FECR generates income from the grant of licenses and leases to use railroad property and rights-of-way for outdoor advertising and lateral crossings of wires and pipes by municipalities and utility and telecommunications companies. This income is recorded in other income as “pipe and wire crossings/signboards” as it is earned. The nine month 2004 other income amount included $1.8 million from a separate wire-crossing agreement entered into during the second quarter of 2004. FECR generates other income from leases to telecommunications companies for the installation of fiber optic and other facilities on the Railway right-of-way. This income is recorded in other income as “fiber lease income” as it is earned. The nine months 2005 results includes one-time income associated with the sale of air rights and related surface and sub-surface easements and licenses on the Railway’s right-of-way.
Note 7. Debt
Flagler has issued $352 million of mortgage notes due on varying dates from 2008 through 2011. At September 30, 2005, $339.2 million was outstanding on these notes. The notes are collateralized by buildings and properties having a carrying value at September 30, 2005 of $290.4 million, net of accumulated depreciation of $142.4 million. The mortgage notes carry both fixed rates (various ranging from 5.27% to 7.39%) and variable rates (1.0% over the 90 day LIBOR index; 4.33% at September 30, 2005). Repayments of principal and interest are payable monthly based upon a thirty-year amortization schedule.
The fair value of the Company’s mortgage notes is estimated based on current rates available to the Company for debt of the same remaining maturities. At September 30, 2005, the Company considers the estimated fair market value of the mortgage notes to be $357.7 million.
On February 22, 2005, the Company entered into a new unsecured $150 million, 5-year revolving credit agreement with a syndication of banks. The new credit facility provides a more favorable interest rate and terms and replaces the Company’s previous $200 million credit agreement. The Company will pay (quarterly) commitment fees, as applicable under the agreement, at a range of 12.5 to 25.0 basis points. The Company’s revolving credit agreement requires the maintenance of certain financial ratios (interest coverage and leverage) and maintenance of minimum established levels of net worth. The Company believes the most restrictive of such ratios is the Leverage Ratio (as defined in the Credit Facility Agreement). The Credit Facility Agreement provides that at September 30, 2005, the Company’s Adjusted Total Debt/Adjusted Total EBITDA ratio shall be no greater than 3.00 to 1.00. At September

30, 2005, the Company’s actual Adjusted Total Debt/Adjusted Total EBITDA ratio was 0.01 to 1.00. In addition there are various established limitations (dollars and otherwise) on certain types of liens, investments (including loans and advances) and acquisitions, limitation on transactions with affiliates, merger and sales of all or substantially all of the assets; and use of proceeds. Some of the above covenants provide specific exclusion of certain financing and investing activities at Flagler. Borrowings under the credit agreement bear interest at variable rates linked to the LIBOR Index. Interest on borrowings is due and payable on the “rollover date” for each draw. Outstanding borrowings can be paid at any time by the borrower, or at the conclusion of the facility’s term. At September 30, 2005, there were no borrowings outstanding on this facility.
Note 8. Stock-Based Compensation
The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), and related interpretations in accounting for stock options. As such, compensation expenses would be recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. Compensation expenses for grants of restricted stock are recognized over the applicable vesting period. In December 2004, the Financial Accounting Standards Board delayed the implementation of SFAS 123R (Shared-Based Payment) until January 1, 2006. The Company estimates the adoption of this guidance will not materially affect the 2006 financial statements of the Company. The Company has not granted options since 2003. The amount of unvested options at December 31, 2005 is estimated at approximately 25,000 shares.
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
The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), to stock-based employee compensation:

	Three Months		Nine Months
	Ended September 30		Ended September 30
(dollars in thousands, except per share amounts)	2005	2004	2005	2004
Net income — as reported	10,725	10,470	29,200	27,160
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all stock option awards (net of related tax effects)	(71)	(189)	(274)	(569)

Pro forma net income	10,654	10,281	28,926	26,591

Earnings per share:
Basic — as reported	$0.33	$0.32	$0.91	$0.77
Basic — pro forma	$0.33	$0.31	$0.90	$0.75

Diluted — as reported	$0.32	$0.31	$0.89	$0.75
Diluted — pro forma	$0.32	$0.30	$0.88	$0.74
During the first quarter of 2005, Mr. Adolfo Henriques was appointed Chairman, President and Chief Executive Officer of the Company succeeding Mr. Robert Anestis. Mr. Robert Anestis received termination benefits related to the termination provisions of his employment agreement. These benefits totaled $7.7 million in the quarter and included $4.2 million of additional equity compensation ($1.9 million due to the accelerated vesting of equity compensation), $3.3 million of severance payments and $0.2 million of other benefits. Mr. Adolfo Henriques received grants of 25,500 shares (immediate vesting) and 80,000 shares (3-year vesting) of stock, which were issued from Treasury stock.

Note 9. Realty Acquisitions, Land Sales and Associated Costs
Flagler utilizes Statement of Financial Accounting Standard No. 141, “Business Combinations” (SFAS 141) to account for the costs of acquiring buildings. This statement provides a framework for allocating the costs of acquisition to tangible assets, financial assets and separately identifiable intangible assets, less acquired liabilities, using the purchase method of accounting.
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
The net book value of buildings and land is presented separately in the Consolidated Balance Sheets when assets meet the criteria for classification as “assets held for sale” in accordance with SFAS 144. Not all building and land sales, particularly less significant dispositions, meet the criteria described above. At September 30, 2005, five large land parcels and several small land parcels, under contract for sale, are included in this category.
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
FECR generates other income from leases to telecommunications companies for the installation of fiber optic and other facilities on the railroad right-of-way. In addition, FECR generates revenues from the grant of licenses and leases to use railroad property and rights-of-way for outdoor advertising and lateral crossings of wires and pipes by municipalities and utility and telecommunications companies. These miscellaneous rents are included in other income in the accompanying statements of income. From time-to-time other non-operating sources of income are generated from the right-of-way. These items are included in other income as they occur and are earned (See Note 6 of the financial statements for additional information).
In addition, FECR generate revenues and expenses from the rental, leasing and sale of buildings and properties that are ancillary to the railroad’s operations. These revenues and expenses are included in the realty segment.
The Company’s reportable segments are strategic business units that offer different products and services and are managed separately.

Information by industry segment:

	Three Months		Nine Months
	Ended September 30		Ended September 30
(dollars in thousands)	2005	2004	2005	2004
Operating Revenues
Railway operations	59,902	46,261	175,336	144,920
Realty:
Flagler realty rental and services	22,343	17,369	64,356	51,490
Flagler realty sales	1,307	11,154	2,780	17,711
Other rental	946	827	2,655	2,321
Other sales	2,175	1,173	7,481	2,277

Total realty	26,771	30,523	77,272	73,799

Total revenues *	86,673	76,784	252,608	218,719

Operating Expenses
Railway operations	43,383	38,439	127,882	113,324
Realty:
Flagler realty rental and services	18,392	15,134	53,139	44,919
Flagler realty sales	471	1,898	883	6,015
Other rental	692	627	1,644	2,513
Other sales	855	—	1,264	—

Total realty	20,410	17,659	56,930	53,447
Corporate general & administrative	3,451	2,915	19,105	11,648

Total expenses *	67,244	59,013	203,917	178,419

Operating Profit (Loss)
Railway operations	16,519	7,822	47,454	31,596
Realty	6,361	12,864	20,342	20,352
Corporate general & administrative	(3,451)	(2,915)	(19,105)	(11,648)

Operating profit	19,429	17,771	48,691	40,300

Interest income	374	263	1,117	819
Interest expense	(5,074)	(4,214)	(14,821)	(11,933)
Other income	2,383	3,027	11,632	10,814

	(2,317)	(924)	(2,072)	(300)

Income before income taxes	17,112	16,847	46,619	40,000
Provision for income taxes	(6,387)	(6,487)	(17,402)	(15,401)

Income from continuing operations	10,725	10,360	29,217	24,599

Discontinued Operations
(Loss) income from operation of discontinued operations (net of taxes)	—	(60)	(17)	104
Gain on disposition of discontinued operations (net of taxes)	—	170	—	2,457

Net Income	10,725	10,470	29,200	27,160

* For the periods presented, there are no inter-segment revenues and expenses

Note 11. Taxes Payable

(dollars in thousands)	September 30, 2005	December 31, 2004
Federal income tax	1,036	—
State income tax	—	—
Property taxes	14,896	855
Other	590	426

Taxes payable	16,522	1,281

Increase in property taxes payable results from payment of these taxes in the fourth quarter of each year.
At December 31, 2004, the Company had a state deferred tax asset of approximately $7.0 million relating to net operating loss carry forwards. This has resulted in no state income taxes due at September 30, 2005.
Note 12. Cash Deposits and §1031 Escrow Funds
Cash and cash equivalents at September 30, 2005 consisted of $1.9 million held in §1031 escrow funds for possible tax-deferred reinvestment in other property, and $56.9 million of funds on hand and invested in taxable and tax-exempt money market and short-term securities.
At December 31, 2004, $91.4 million of §1031 escrow funds were available for reinvestment. During the first nine months of 2005, $71.1 million of these funds were used for reinvestment in replacement property at Flagler and FECR, and $20.3 million expired with no qualifying replacement property purchased. In addition, $8.6 million of land sale proceeds were added to the §1031 escrow funds during 2005, $6.3 million of these funds were used for reinvestment in replacement property at Flagler and FECR and $0.4 million expired, with no qualifying replacement property purchased. The remaining $1.9 million will expire in January of 2006, if not reinvested in replacement properties, at which time the unused monies will be used for general purposes of the Company.
Note 13. Engineering Study
During 2003, FECR commenced an “engineering and economics” based study of its principal right-of-way and equipment assets to develop a multi-year maintenance and replacement plan and associated estimates of the assets’ remaining lives. The engineering studies segregated the equipment and right-of-way assets into the following major groupings: locomotives, rolling stock and equipment (e.g. hoppers, flatcars, auto racks, trailers, etc.), bridges, and track structure (rail, ties, ballast, and other track material). During the third and fourth quarters of 2004, the engineering studies (including associated estimated depreciation lives) for locomotives and rolling stock were completed. During the first quarter of 2005, the engineering study for Bridges was finalized. The finalization of the track structure engineering study is expected during the fourth quarter of 2005.
The bridge study covered FECR’s 72 bridges or approximately 13,000 linear feet of bridge assets (30% were inspected during the study). The vast majority of FECR’s bridges are short spanned (i.e. 200 feet or less). FECR’s bridges are generally constructed of steel (majority) and concrete materials. The bridge study indicated no substantive change in the depreciable lives and generally, bridges would continue to be depreciated over a 61.5-year life. No material change in annual depreciation is expected. The bridge study also indicated that while FECR’s bridge assets are in acceptable operational condition based on the Company’s continuing maintenance and inspection programs, FECR is entering a 10 to 20 year period where, based on the age and construction materials used, certain bridges will be studied further, monitored and possibly replaced. The management team does not expect any replacement costs for bridges to materially alter its normative annual capital budget, however this estimate is subject to change, and such changes could be material. FECR’s 2005 capital program includes $3.8 million for bridge replacement and repairs. This study did not include the downtown Jacksonville bridge, which was evaluated separately (due to its scale and design), and was finalized in third quarter of 2005. No significant change in capital maintenance or replacement programs was noted from the Jacksonville bridge study.
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
From the rolling stock engineering study, FECR identified three major sub-components of its rolling stock assets: Hulk/Chassis, wheel assemblies (e.g., trucks), and doors. The replacement and resulting depreciable lives for each of these sub-components is 40 to 50 years, 7 years and 7 years, respectively. Other FECR equipment, which was included in the rolling stock study, has depreciable lives of 10 to 20 years. Annual depreciation is expected to increase approximately 10.6% or $0.4 million as a result of the study. These depreciable lives were implemented in the first quarter of 2005.
These studies (including those pending), their conclusions and on-going evaluations may result in material changes in FECR’s maintenance and capital spending and in the estimated remaining useful lives of its property, plant and equipment, which may affect future depreciation rates and expense.
Note 14. Supplemental Employee Retirement Plan
Effective March 28, 2005, The Company established and adopted a Supplemental Executive Retirement Plan (the “Plan”). The purpose of this Plan is to provide specified benefits to a select group of management or highly compensated employees who contribute materially to the continued growth, development and future business success of the Company. This Plan shall be un-funded for tax purposes and for purposes of Title I of ERISA. The sole participant in the Plan at this time is Adolfo Henriques.
Mr. Henriques’ employment agreement provides for an initial credit to his account of $500,000, a second credit of $130,000 on January 1, 2006 with succeeding annual credits equal to 20% of his annual base salary. The balances in the account will be credited with annual earnings equal to the product of the greater of 5%, or the applicable federal rate (based on the long term rate for January of each year) times the account balance. Mr. Henriques will be 100% vested in his account balance on the second anniversary of employment. Costs of the plan are accounted for in accordance with Statement of Financial Accounting Standard No. 87, “Employers’ Accounting for Pensions” (SFAS 87).

Item 2.
Management’s Discussion and Analysis of the Consolidated
Financial Condition and Results of Operations
Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include the Company’s present expectations or beliefs concerning future events. These statements may be identified by the use of words like “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should,” “could,” and other expressions that indicate future events and trends. Such forward-looking statements may include, without limitation, statements that the Company does not expect that lawsuits, review of open tax years by the IRS, environmental costs, commitments, including future contractual obligations, contingent liabilities, financing availability, labor negotiations or other matters will have a material adverse effect on its consolidated financial condition, statements concerning future capital needs and sources of such capital funding, statements concerning future intentions with respect to the payment of dividends, execution of a share repurchase program, and other potential capital distributions, number of shares to be repurchased, availability of cash to fund the stock repurchase, ability to reinvest (tax deferred) sales proceeds into qualifying §1031 properties, future growth potential of the Company’s lines of business, performance of the Company’s product offerings, other similar expressions concerning matters that are not historical facts, and projections relating to the Company’s financial results. The Company cautions that such statements are necessarily based on certain assumptions, which are subject to risks and uncertainties that could cause actual results to materially differ from those contained in these forward-looking statements. Important factors that could cause such differences include, but are not limited to, the changing general economic conditions (particularly in the state of Florida, the southeast US and the Caribbean) as they relate to economically sensitive products in freight service and building rental activities; ability to manage through economic recessions or downturns in customers’ business cycles; industry competition; possible future changes in the Company’s structure, lines of business, business and investment strategies, and related implementation; legislative or regulatory changes; technological changes; volatility of fuel prices (including volatility caused by military actions); ability to pass through fuel surcharges to customers; add capacity to support increase in volume or maintain fluidity to railway; changes in levels of preventive and capital maintenance and depreciation rates resulting from future railway right-of-way and equipment life studies; changes in the ability of the Company to complete its financing plans, changes in interest rates, the settlement of future contractual obligations as estimated in time and amount (customary to the Company’s historical cost structure) including labor direct negotiations, mediation and in one instance, mutually agreed binding arbitration in a satisfactory way; changes in insurance markets, including increases in insurance premiums and deductibles; the availability and costs of attracting and retaining qualified independent third party contractors; liability for environmental remediation and changes in environmental laws and regulations; the ultimate outcome of environmental investigations or proceedings and other types of claims and litigation; natural events such as weather conditions, hurricanes, floods, earthquakes and forest fires; discretionary government decisions affecting the use of land and delays resulting from weather conditions and other natural occurrences, like hurricanes, that may affect construction or cause damage to assets; the ability of buyers to terminate contracts to purchase real estate from the Company prior to the expiration of inspection periods; failure or inability of third parties to fulfill their commitments or to perform their obligations under agreements; costs and availability of land and construction materials; buyers’ inability or unwillingness to close transactions, particularly where buyers only forfeit deposits upon failure to close; the Company’s future taxable income and other factors that may affect the availability and timing of utilization of the Company’s deferred tax assets; uncertainties, changes or litigation related to tax laws, regulations and the application thereof that could limit the tax benefits of the EPIK sale or of other possible transactions involving the Company; and other risks inherent in the real estate and other businesses of the Company.
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

Results of Operations
Consolidated Results
Third Quarter and Nine Months
FECI reported consolidated revenues of $86.7 million for the third quarter of 2005 compared to $76.8 million in the third quarter of 2004, an increase of 12.9%. The Company reported income from continuing operations of $10.7 million and $10.4 million for the quarters ended September 30, 2005 and 2004, respectively. Consolidated revenues increased in 2005 by a net $9.9 million due to improved revenues at FECR ($13.6 million) and from Flagler’s realty rental and services revenue ($4.9 million) and decreased land sales ($8.8 million). 2005 income from continuing operations increased by a net $0.3 million compared to 2004, primarily as the result of the above-mentioned net revenue increase. Additionally, consolidated expenses increased by 13.9% to $67.2 million for the quarter ended September 30, 2005 compared to $59.0 million for the quarter ended September 30, 2004. This was the result of increased expenses at the Railway ($5.0 million) for increased volumes of traffic and for Flagler realty and rental services ($3.3 million) related to new buildings being added to the portfolio. The Company reported net income of $10.7 million, or, $0.32 per diluted share, compared with net income of $10.5 million, or $0.31 per diluted share, in the third quarter of 2004.
For the nine months ended September 30, 2005, FECI reported consolidated revenues of $252.6 million, compared to $218.7 million for the same period in 2004. Consolidated revenues improved for the 2005 nine month period by a net $33.9 million due to increased revenues at FECR ($30.4 million) and Flagler rental and services revenue ($12.9 million) and decreased revenue from land sales ($9.7 million). Consolidated expenses were $203.9 million and $178.4 million for the nine months ended September 30, 2005 and 2004, respectively. Consolidated expenses increased by a net $25.5 million as the result of increased expenses at FECR ($14.6 million) and Flagler rental and services ($8.2 million). Also, corporate general & administrative increased ($7.5 million) primarily from transaction costs associated with the appointment of Mr. Adolfo Henriques as Chairman, President and CEO and termination benefits provided to Mr. Robert Anestis, and by decreased expenses for land sales ($3.9 million). The Company reported income from continuing operations of $29.2 million and $24.6 million for the nine months ended September 30, 2005 and 2004, respectively. This net increase of $4.6 million year over year was primarily the result of the above-mentioned revenue increases and increases in expenses. The Company reported net income of $29.2 million, or $0.89 per diluted share, for the nine months ended September 30, 2005, compared to net income of $27.2 million, or $0.75 per diluted share, for the prior year period.
Railway
Third Quarter
FECR’s traffic volume and revenues for the three months ended September 30, 2005 and 2004, respectively, are shown below. In addition, FECR’s quarterly operating expenses are presented below.
TRAFFIC
Three Months Ended September 30
(dollars and units in thousands)

	2005	2004	Percent	2005	2004	Percent
Commodity	Units	Units	Variance	Revenues	Revenues	Variance
Rail Carloads
Crushed stone (aggregate)	35.3	28.1	25.6	17,983	13,495	33.3
Construction materials	1.9	1.4	35.7	1,385	913	51.7
Vehicles	4.8	4.3	11.6	3,959	3,509	12.8
Foodstuffs & kindred	3.3	3.0	10.0	2,851	2,329	22.4
Chemicals & distillants	0.8	0.8	—	1,114	1,003	11.1
Paper & lumber	1.7	1.4	21.4	1,908	1,408	35.5
Other	3.1	3.0	3.3	2,287	1,813	26.1

Total carload	50.9	42.0	21.2	31,487	24,470	28.7
Intermodal	80.4	68.6	17.2	27,254	20,801	31.0

Total freight units/revenues	131.3	110.6	18.7	58,741	45,271	29.8
Ancillary revenue	—	—	—	1,161	990	17.3

Railway segment revenue	—	—	—	59,902	46,261	29.5

RAILWAY OPERATING EXPENSES
(dollars in thousands)

	Three Months Ended	Three Months Ended
	September 30	September 30
	2005	2004
Compensation & benefits	14,889	12,795
Fuel	6,562	3,869
Equipment rents (net)	980	835
Car hire (net)	(703)	(1,162)
Depreciation	5,517	5,006
Purchased services	2,263	2,270
Repairs to/by others (net)	(1,003)	(1,009)
Load/unload	2,351	1,822
Casualty & insurance	1,524	1,775
Property taxes	1,302	1,462
Materials	3,019	2,087
General & administrative expenses	1,965	2,112
Outside contractor delivery costs	3,739	3,019
Other	978	3,558

Total operating expenses	43,383	38,439

      (Prior year’s results have been reclassified to conform to current year’s presentation)
Railway segment revenues increased $13.6 million to $59.9 million in third quarter 2005 from $46.3 million in third quarter 2004. FECR had nine days in September 2004 with no traffic movement due to Hurricanes Frances and Jeanne. The Company estimates the hurricanes reduced FECR’s third quarter 2004 revenues by approximately $4.0 to $4.5 million. Carload revenues increased $7.0 million (Rate/Length of Haul — $1.5 million; Volume — $5.5 million) in third quarter 2005 over 2004. The demand for aggregate product in the Florida market continues to be strong with FECR moving record level (up $4.5 million in the third quarter of 2005) of aggregate business to support demand for new construction. Foodstuffs and Kindred products increased $0.5 million due to growth from existing customers as well as the addition of a new customer. Hurricane relief products continued to be shipped on our lines, which increased revenues in both Construction Materials and Paper and Lumber commodities ($0.5 million and $0.5 million, respectively). Intermodal revenues experienced its ninth consecutive quarter-over-quarter growth as revenues increased $6.5 million (Rate/Length of Haul — $2.5 million; Volume — $4.0 million) to $27.3 million from $20.8 million in third quarter 2004, an increase of 31.0%. The majority of this increase was from FECR’s local intermodal, which continued its strong growth with increasing levels of business from international, retail and parcel LTL segments. As a result of the intermodal increase, drayage revenues also experienced growth of $0.9 million over third quarter 2004. In general, pricing has been favorable across the railroad industry due to current market conditions and tight capacity. Included in the third quarter 2005 and 2004 revenues, respectively, is $3.5 million and $1.2 million of fuel surcharges for increased fuel prices. The increase of $2.3 million in fuel surcharge year over year is included in both the rate/length of haul and volume variances above. The Company changed its fuel surcharge policy effective September 1, 2005 to more accurately match increasing fuel prices to the fuel surcharge passed on to our customers. The impact of the policy change was approximately $0.2 million in additional fuel surcharge revenue during the third quarter of 2005.
Operating expenses increased $5.0 million to $43.4 million compared to $38.4 million in third quarter 2004. Compensation and benefits increased $2.1 million primarily due to general wage increases and variable compensation expenses (stock compensation costs and bonus). Diesel fuel increased $2.7 million due, in large part, to an increase in fuel price of $1.9 million. This increase in fuel expense is offset by fuel surcharges included in revenue above. Car hire (net) increased expense by $0.5 million mainly due to volume for car hire payables. Third quarter Load/unload expenses increased $0.5 million from third quarter 2004. This increase is mainly due to volume. Materials increased $0.9 million primarily due to increased freight car wheel replacement and repairs required by rules of the American Association of Railroads, the Company raising its repair standards for owned equipment, and the replacement of certain defective wheels manufactured in 2005 by a certain vendor. Outside contractor delivery costs increased $0.7 million in third quarter 2005 over 2004 due to the increased business and increased costs for driver services. Other expenses decreased by $2.6 million from third quarter 2004. This decrease is attributed to costs incurred in the third quarter 2004 for a $0.8 million main line derailment and $2.2 million for Hurricanes Frances and Jeanne offset by $0.5 million incurred in third quarter 2005 for the impact of Hurricane Katrina.

As of September 30, 2005 the Railway had made forward purchases of fuel commitments for 4.0 million gallons for delivery October 1, 2005 through September 30, 2006 for an average purchase price of $1.55 per gallon before taxes and freight. This represents 41.6% of the estimated consumption for the three months ending December 31, 2005 for an average purchase price of $1.45 and represents 21.9% of the estimated consumption for the nine months ending September 30, 2006 for an average purchase price of $1.61.
During 2003, FECR commenced an “engineering and economics” based study of its principal right-of-ways and equipment assets, to develop a multi-year maintenance and replacement plan and associated estimate of assets’ remaining lives. The engineering studies segregated the equipment and right-of-way assets into the following major groupings: locomotives, rolling stock and equipment (e.g. hoppers, flatcars, auto racks, trailers, etc.), bridges, and track structures (rail, ties, ballast, and other track material). During the third and fourth quarters of 2004, the engineering studies (including associated estimated depreciation lives) for locomotives and rolling stock were completed. During first quarter of 2005, the engineering study for Bridges was finalized. The finalization of the track structure engineering study is expected during fourth quarter of 2005.
The locomotive and rolling stock studies generally indicated no significant changes in capital maintenance or replacement programs. Annual depreciation is anticipated to increase $0.3 million for locomotives and $0.4 million for rolling stock and equipment as a result of the studies. The bridge study indicated no substantive change in depreciable lives and generally, bridges would continue to be depreciated over a 61.5-year life. No material change in annual depreciation is expected. The bridge study also indicated that while FECR’s bridge assets are in acceptable operational condition based on the Company’s continuing maintenance and inspection programs, FECR is entering a 10 to 20 year period where based, on the age and construction materials used, certain bridges will be studied further, monitored and possibly replaced. The management team does not expect any replacement costs for bridges to materially alter its normative annual capital budget, however, this estimate is subject to change and such changes could be material. FECR’s 2005 capital program includes $3.8 million for bridge replacement and repairs. This study did not include the downtown Jacksonville bridge, which was evaluated separately (due to its scale and design) and was finalized in third quarter of 2005. No significant change in capital maintenance or replacement programs was noted from the study. (See also Note 13 of the Financial Statements in Part 1, Item 1 of this report).
During the second and third quarters 2005, the Company successfully ratified bargaining agreements with the United Transportation Union (UTU) and the International Brotherhood of Electrical Workers (IBEW). The UTU agreement becomes amendable on December 31, 2008 and calls for average annual wage increases of approximately 3% per year over the term of the agreement. The terms of the IBEW agreements extend into 2008 and calls for average annual wage increases of approximately 3% per year over the term of the agreement. The Company and the Brotherhood of Maintenance of Way (BMWE), covering some 120 workers, remain in mediation. We anticipate a conclusion to these talks before the end of 2005.
The Company has identified a limited area in its Jacksonville rail yard where soil is contaminated with a constituent of a solvent. In the third quarter of 2005, the Company reserved $0.2 million, the estimated cost of remediation. Subject to the approval of the Florida Department of Environmental Protection, the Company intends to remove the impacted soil.
The following four paragraphs describe material new Unconditional Purchase Obligations (first three paragraphs) and Other Long-Term Obligations (paragraph four). This information materially updates the Contractual Obligations and Commercial Commitments table show in Item 7 of our 2004 Form 10-K as filed with the Securities and Exchange Commission.
Due to heavy demand for rail in the industry, the Company has placed two rail orders. An order of rail for $1.4 million is expected to be received in mid-October. This rail will be used for remaining 2005 projects and for rail projects in 2006. An additional order for $1.5 million of rail is expected to be received in late December 2005 or early January 2006. This rail will be utilized by a 2006 capital project (for a total project cost of $13.6 million with FECR and the State of Florida funding the project on an equal basis) to extend the siding on the Florida East Coast Railway corridor for purposes of increasing capacity and eliminating delay on the right-of-way in the area of the siding extension.

On September 23, 2005, the Company entered into a $3.6 million materials agreement with GE Transportation for the purchase of 74 sets of Ultra Cab II signaling equipment to be delivered through December 31, 2009. Ultra Cab is locomotive hardware/software used onboard to decode car signals. This equipment will replace the current software, which has reached its life expectancy.
On October 7, 2005, the Company signed a Letter of Intent to purchase four (4) new 4,300 HP locomotives, with delivery to begin during the third quarter 2006, at a total purchase price of $7.6 million. This price is subject to change should the Company request additional features and options not included in the purchase price. Two of the new locomotives will provide for anticipated future volume increases and two will replace three leased locomotives.
On September 1, 2005, the Company entered into a five (5) year service agreement to outsource rail-undercutting operations. The term of the contract includes two 5-year options for extension. The estimated annual cost of service is $0.6 million.
Nine Months
FECR’s traffic volume and revenues for the nine months ended September 30, 2005 and 2004, respectively, are shown below. Also, FECR’s nine-month operating expenses are presented below.
TRAFFIC
Nine Months Ended September 30
(dollars and units in thousands)

	2005	2004	Percent	2005	2004	Percent
Commodity	Units	Units	Variance	Revenues	Revenues	Variance
Rail Carloads
Crushed stone (aggregate)	107.8	93.9	14.8	53,203	44,268	20.2
Construction materials	5.5	4.0	37.5	4,025	2,608	54.3
Vehicles	16.9	16.1	5.0	13,600	12,715	7.0
Foodstuffs & kindred	10.3	9.0	14.4	8,880	6,982	27.2
Chemicals & distillants	2.7	2.8	(3.6)	3,436	3,293	4.3
Paper & lumber	5.4	4.0	35.0	5,893	4,301	37.0
Other	11.3	10.3	9.7	7,717	6,445	19.7

Total carload	159.9	140.1	14.1	96,754	80,612	20.0
Intermodal	231.2	202.6	14.1	75,266	61,639	22.1

Total freight units/revenues	391.1	342.7	14.1	172,020	142,251	20.9
Ancillary revenue	—	—	—	3,316	2,669	24.2

Railway segment revenue	—	—	—	175,336	144,920	21.0

RAILWAY OPERATING EXPENSES
(dollars in thousands)

	Nine Months Ended	Nine Months Ended
	September 30	September 30
	2005	2004
Compensation & benefits	44,501	40,057
Fuel	17,885	11,318
Equipment rents (net)	3,234	2,443
Car hire (net)	(2,015)	(2,022)
Depreciation	16,287	14,990
Purchased services	7,096	6,929
Repairs to/by others (net)	(2,562)	(2,226)
Load/unload	6,818	5,753
Casualty & insurance	4,137	4,732
Property taxes	4,372	4,324
Materials	9,343	7,559
General & administrative expenses	6,177	6,546
Outside contractor delivery costs	10,336	8,239
Other	2,273	4,682

Total operating expenses	127,882	113,324

Railway segment revenues increased $30.4 million to $175.3 million through September 30, 2005 from $144.9 million through September 30, 2004. FECR had nine days in September 2004 with no traffic movement due to Hurricanes Frances and Jeanne. The Company estimates the hurricanes reduced FECR’s third quarter 2004 revenues by approximately $4.0 to $4.5 million. Carload revenues increased $16.1 million (Rate/Length of Haul — $4.1 million; Volume — $12.0 million) over 2004 levels, which is driven by record levels of traffic. Aggregate revenue increased $8.9 million in 2005 over 2004 mainly due to the continued strong demand in the Florida market for aggregate product. Foodstuffs and Kindred products increased $1.9 million due to growth in the existing customer base as well as the addition of a new customer. Hurricane relief products continued to be shipped during the first three quarters of 2005 as evidenced by the increased revenues in both Construction Materials and Paper and Lumber commodities ($1.4 million and $1.6 million, respectively). Intermodal revenues increased $13.6 million (Rate/Length of Haul — $4.3 million; Volume — $9.3 million) for the first nine months of 2005 over the same period 2004. Leading this increase was Local Intermodal business and Dray services. The Local Intermodal business growth was mainly attributed to Retail, International Shippers and Parcel LTL segments. Included in the 2005 and 2004 revenues for the nine months ending September 30, respectively, is $8.2 million and $2.9 million in fuel surcharges for increased fuel prices. The variance in fuel surcharge year over year of $5.3 million is included in both the rate/length of haul and volume variances above. The Company changed its fuel surcharge policy effective September 1, 2005 to more accurately match increasing fuel prices to the fuel surcharge passed on to our customers. The year to date impact of the policy change was approximately $0.2 million in additional fuel surcharge revenue.
Operating expenses increased $14.6 million to $127.9 million for the nine months ended September 30, 2005, compared with $113.3 million for the same period last year. Compensation and benefits increased $4.4 million due to general wage increases, and variable compensation expenses (stock compensation costs and bonus). Fuel expense increased $6.6 million of which $5.1 million is related to price increases. Equipment rents increased $0.8 million due to increased rates and volume. Load/unload expenses increased $1.1 million primarily due to volume. Materials increased $1.8 million primarily due to freight car wheel replacement and repairs required by rules of the American Association of Railroads, the Company raising its own repair standards for owned equipment, the replacement of certain defective wheels manufactured in 2005 by a certain vendor, and the increased price of steel. Outside contractor delivery costs increased $2.1 million due to increased business and increased costs for driver services. The above expense increases were offset by decreases in Casualty & Insurance and Other expenses, $0.6 million and $2.4 million, respectively. The decrease in Casualty & Insurance is primarily due to decreased personal injury claims. The decrease in Other expense is attributed to costs incurred in third quarter 2004 for a $0.8 million main line derailment and $2.2 million for Hurricanes Frances and Jeanne offset by $0.5 million incurred in third quarter 2005 for the impact of Hurricane Katrina.

Realty
Third Quarter
Flagler’s revenues and expenses for the three months ended September 30, 2005 and 2004, respectively, are presented below.
FLAGLER DEVELOPMENT CONSOLIDATED
(EXCLUDING DISCONTINUED OPERATIONS)

	Three Months
(dollars in thousands)	Ended September 30
	2005	2004
Revenues:
Rental revenues	18,406	15,136
Services fee revenues	275	76
Rental income — straight-line rent adjustments	1,109	739
Operating expense recoveries	2,312	1,261
Rental revenues — undeveloped land	126	136
Other rental revenues	115	21

Total Realty Rental and Services Revenues	22,343	17,369
Realty sales	1,307	11,154

Total Flagler Revenues	23,650	28,523

Expenses:
Real estate taxes	2,226	1,783
Repairs & maintenance	765	713
Services, utilities, management costs	4,315	3,317

Total recoverable expenses	7,306	5,813

Real estate taxes — undeveloped land	28	1,195
Repairs & maintenance	313	334
Depreciation & amortization	8,277	6,222
SG&A	2,468	1,570

Total non-recoverable expenses	11,086	9,321

Total Realty Rental and Services Expenses	18,392	15,134

Realty sales expenses	471	1,898

Total Flagler Expenses	18,863	17,032

Operating Profit From Continuing Operations	4,787	11,491

Interest Income	425	182
Interest Expense	(5,006)	(4,097)
Other Income	(591)	(379)

(Loss) Income Before Income Taxes	(385)	7,197

(Prior year’s results have been reclassified to conform to current year’s presentation)
(Flagler rental properties operating revenues and operating expenses can be calculated by subtracting land & corporate overhead from the consolidated results above.)

FLAGLER DEVELOPMENT — SAME STORE

	Three Months
(dollars in thousands)	Ended September 30
	2005	2004
Revenues:
Rental revenues	15,990	14,812
Services fee revenues	—	—
Rental income — straight-line rent adjustments	294	659
Operating expense recoveries	1,703	1,253
Rental revenues — undeveloped land	4	4
Other rental revenues	28	21

Total Realty Rental and Services Revenues	18,019	16,749
Realty sales	—	—

Total Flagler Revenues	18,019	16,749

Expenses:
Real estate taxes	1,858	1,730
Repairs & maintenance	686	699
Services, utilities, management costs	3,525	3,230

Total recoverable expenses	6,069	5,659

Real estate taxes — undeveloped land	—	—
Repairs & maintenance	127	98
Depreciation & amortization	5,354	5,232
SG&A	5	31

Total non-recoverable expenses	5,486	5,361

Total Realty Rental and Services Expenses	11,555	11,020

Realty sales expenses	—	—

Total Flagler Expenses	11,555	11,020

Operating Profit From Continuing Operations	6,464	5,729

(Prior year’s results have been reclassified to conform to current year’s presentation)
Same Store includes buildings where a comparison of operating results from the prior year to the current year is meaningful, as these buildings were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the year 2005, Same Store buildings had stabilized occupancy and operating expenses as of January 1, 2004. A building is considered to have stabilized occupancy at the earlier of (i) attainment of 90% physical occupancy or (ii) the one-year anniversary of certificate of occupancy issuance.

FLAGLER DEVELOPMENT — New in 2004, Developed in 2005,
Acquired in 2005, and Land & Corporate Overhead

Three Months
Ended September 30	New in 2004		Developed in 2005		Acquired in 2005		Land & Corporate Overhead
(dollars in thousands)	2005	2004	2005	2004	2005	2004	2005	2004
Revenues:
Rental revenues	723	324	778	—	915	—	—	—
Services fee revenues	—	—	—	—	—	—	275	76
Rental income — straight-line rent adjustments	414	80	213	—	188	—	—	—
Operating expense recoveries	41	8	14	—	554	—	—	—
Rental revenues — undeveloped land	2	2	—	—	—	—	120	130
Other rental revenues	—	—	—	—	1	—	86	—

Total Realty Rental and Services Revenues	1,180	414	1,005	—	1,658	—	481	206
Realty sales	—	—	—	—	—	—	1,307	11,154

Total Flagler Revenues	1,180	414	1,005	—	1,658	—	1,788	11,360

Expenses:
Real estate taxes	(5)	45	9	—	361	—	3	8
Repairs & maintenance	31	13	(2)	—	50	—	—	1
Services, utilities, management costs	200	74	125	—	478	—	(13)	13

Total recoverable expenses	226	132	132	—	889	—	(10)	22

Real estate taxes — undeveloped land	—	(12)	(36)	(1)	—	—	64	1,208
Repairs & maintenance	—	5	2	3	1	—	183	228
Depreciation & amortization	420	159	510	30	875	—	1,118	801
SG&A	—	—	—	—	—	—	2,463	1,539

Total non-recoverable expenses	420	152	476	32	876	—	3,828	3,776

Total Realty Rental Services Expenses	646	284	608	32	1,765	—	3,818	3,798

Realty sales expenses	—	—	—	—	—	—	471	1,898

Total Flagler Expenses	646	284	608	32	1,765	—	4,289	5,696

Operating Profit (Loss) From Continuing Operations	534	130	397	(32)	(107)	—	(2,501)	5,664

(Prior year’s results have been reclassified to conform to current year’s presentation)
New in 2004 consists of buildings developed by the company where a certificate of occupancy was issued and leasing commenced during 2004. These buildings do not have stabilized occupancy or operating expenses as of the beginning of 2004.
New in 2005 consists of buildings developed by the company where a certificate of occupancy was issued and leasing commenced during 2005. These buildings do not have stabilized occupancy or operating expenses as of the beginning of 2005.
Acquired in 2005 are buildings that were acquired during the year. These buildings do not have a full year of comparative operating results.
Results from Continuing Operations
Flagler rental and service revenues increased $4.9 million or 28.6% from $17.4 million in the third quarter 2004 to $22.3 million in the third quarter 2005. Operating properties revenue increased $4.7 million compared to third quarter 2004. Same Store occupancy increased to 96% at September 30, 2005 compared to September 30, 2004 occupancy of 94%. Same Store revenues increased $1.3 million compared to the prior year, mainly related to occupancy improvements. Properties beginning operations in 2004 contributed increased revenues of $0.8 million during third quarter 2005. Properties developed in 2005 generated increased third quarter revenues of $1.0 million and properties acquired in 2005 generated $1.7 million in revenues. Income from land rents remained comparable year-over-year. Other revenues included in Land and Corporate Overhead increased $0.3 million.

For all leases renewed during the twelve month period ending September 30, 2005, beginning cash rental rates decreased by approximately 5% on a weighted average basis compared to the ending rate of the expiring leases. Straight-line rental rates over the new lease term increased approximately 1% on a weighted average basis compared to straight-line rental rates on expiring leases.
Flagler held 63 finished buildings with 7.2 million square feet and occupancy of 95% at September 30, 2005. Same Store properties include 6.4 million square feet and 96% occupancy at quarter-end 2005 compared to 94% at quarter-end 2004.
Flagler sales revenue decreased $9.9 million from $11.2 million in 2004 to $1.3 million in 2005. Prior year sales included the $11.1 million sale in South Florida.
Flagler rental and services expenses increased $3.3 million or 21.5% to $18.4 million for the quarter ended September 30, 2005 compared to $15.1 million for the quarter ended September 30, 2004. Included in these amounts are increases in depreciation and amortization of $2.1 million due primarily to the addition of new properties in 2005 and a property beginning operations at the end of 2004.
Expenses related to operating properties increased by $3.3 million from $11.3 million in 2004 to $14.6 million in 2005. Same Store operating properties expenses increased $0.5 million mainly related to occupancy improvements, taxes and electricity. Properties beginning operations in 2004 contributed expenses of $0.6 million during the third quarter of 2005. Properties developed in 2005 contributed expenses of $0.6 million and properties acquired in 2005 had expenses of $1.8 million.
Land holdings and corporate overhead expenses remained comparable year-over-year in total. Real estate taxes decreased $1.1 million on owned and acquired land due to sales of property, primarily Section 8 of Flagler Station, during December 2004. Additionally, land holdings and corporate overhead had a $0.3 million increase in depreciation expense, mainly related to the interchange asset, and a $0.9 million increase in SG&A, primarily 2005 severance and other payroll related costs.
Flagler’s cost of real estate sales decreased from $1.9 million in 2004 to $0.5 million in 2005 due to decreased land sales in 2005.
Operating profit from operating properties increased $1.5 million to $7.3 million in the third quarter 2005 compared to $5.8 million in the third quarter 2004. Same Store operating profits increased by $0.7 million. Properties that began operations in 2004 generated increases in operating profit of $0.4 million. Properties developed in 2005 generated operating profit of $0.4 million and properties acquired in 2005 generated operating losses of $0.1 million during the third quarter of 2005.
Other Realty Rental and Sales
Other Realty Rental and Sales revenues and expenses were comparable for the third quarter of 2005 and 2004 with relatively minor activity.

Nine Months
Flagler’s revenues and expenses for the nine months ended September 30, 2005 and 2004, respectively, are presented below.
FLAGLER DEVELOPMENT CONSOLIDATED
(EXCLUDING DISCONTINUED OPERATIONS)

	Nine Months
(dollars in thousands)	Ended September 30
	2005	2004
Revenues:
Rental revenues	51,511	44,250
Services fee revenues	504	126
Rental income — straight-line rent adjustments	5,240	2,620
Operating expense recoveries	6,327	3,773
Rental revenues — undeveloped land	593	564
Other rental revenues	181	157

Total Realty Rental and Services Revenues	64,356	51,490
Realty sales	2,780	17,711

Total Flagler Revenues	67,136	69,201

Expenses:
Real estate taxes	7,157	5,951
Repairs & maintenance	2,157	1,950
Services, utilities, management costs	12,333	9,428

Total recoverable expenses	21,647	17,329

Real estate taxes — undeveloped land	2,025	3,100
Repairs & maintenance	844	885
Depreciation & amortization	22,910	19,505
SG&A	5,713	4,100

Total non-recoverable expenses	31,492	27,590

Total Realty Rental and Services Expenses	53,139	44,919

Realty sales expenses	883	6,015

Total Flagler Expenses	54,022	50,934

Operating Profit From Continuing Operations	13,114	18,267

Interest Income	1,408	260
Interest Expense	(14,513)	(11,611)
Other Income	(1,444)	(587)

(Loss) Income Before Income Taxes	(1,435)	6,329

(Prior year’s results have been reclassified to conform to current year’s presentation)
(Flagler rental properties operating revenues and operating expenses can be calculated by subtracting land & corporate overhead from the consolidated results above.)

FLAGLER DEVELOPMENT — SAME STORE

	Nine Months
(dollars in thousands)	Ended September 30
	2005	2004
Revenues:
Rental revenues	46,476	43,606
Services fee revenues	—	—
Rental income — straight-line rent adjustments	1,772	2,220
Operating expense recoveries	4,834	3,747
Rental revenues — undeveloped land	11	9
Other rental revenues	66	65

Total Realty Rental and Services Revenues	53,159	49,647
Realty sales	—	—

Total Flagler Revenues	53,159	49,647

Expenses:
Real estate taxes	6,084	5,840
Repairs & maintenance	1,928	1,926
Services, utilities, management costs	10,317	9,226

Total recoverable expenses	18,329	16,992

Real estate taxes — undeveloped land	—	—
Repairs & maintenance	224	298
Depreciation & amortization	15,985	17,103
SG&A	55	67

Total non-recoverable expenses	16,264	17,468

Total Realty Rental and Services Expenses	34,593	34,460

Realty sales expenses	—	—

Total Flagler Expenses	34,593	34,460

Operating Profit From Continuing Operations	18,566	15,187

(Prior year’s results have been reclassified to conform to current year’s presentation)
Same Store includes buildings where a comparison of operating results from the prior year to the current year is meaningful, as these buildings were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the year 2005, Same Store buildings had stabilized occupancy and operating expenses as of January 1, 2004. A building is considered to have stabilized occupancy at the earlier of (i) attainment of 90% physical occupancy or (ii) the one-year anniversary of certificate of occupancy issuance.

FLAGLER DEVELOPMENT — New in 2004, Developed in 2005,
Acquired in 2005, and Land & Corporate Overhead

Nine Months
Ended September 30	New in 2004		Developed in 2005		Acquired in 2005		Land & Corporate Overhead
(dollars in thousands)	2005	2004	2005	2004	2005	2004	2005	2004
Revenues:
Rental revenues	2,036	644	886	—	2,113	—	—	—
Services fee revenues	—	—	—	—	—	—	504	126
Rental income — straight-line rent adjustments	1,358	400	1,672	—	438	—	—	—
Operating expense recoveries	113	11	57	—	1,323	—	—	15
Rental revenues — undeveloped land	4	2	—	—	—	—	578	553
Other rental revenues	—	1	—	—	5	—	110	91

Total Realty Rental and Services Revenues	3,511	1,058	2,615	—	3,879	—	1,192	785
Realty sales	—	—	—	—	—	—	2,780	17,711

Total Flagler Revenues	3,511	1,058	2,615	—	3,879	—	3,972	18,496

Expenses:
Real estate taxes	217	115	23	—	840	—	(7)	(4)
Repairs & maintenance	128	25	(2)	—	105	—	(2)	(1)
Services, utilities, management costs	595	187	203	1	1,231	—	(13)	14

Total recoverable expenses	940	327	224	1	2,176	—	(22)	9

Real estate taxes — undeveloped land	—	(18)	(93)	14	—	—	2,118	3,104
Repairs & maintenance	1	5	17	6	1	—	601	576
Depreciation & amortization	1,330	419	991	88	2,091	—	2,513	1,895
SG&A	—	7	—	—	22	—	5,636	4,026

Total non-recoverable expenses	1,331	413	915	108	2,114	—	10,868	9,601

Total Realty Rental and Services Expenses	2,271	740	1,139	109	4,290	—	10,846	9,610

Realty sales expenses	—	—	—	—	—	—	883	6,015

Total Flagler Expenses	2,271	740	1,139	109	4,290	—	11,729	15,625

Operating Profit (Loss) From Continuing Operations	1,240	318	1,476	(109)	(411)	—	(7,757)	2,871

(Prior year’s results have been reclassified to conform to current year’s presentation)
New in 2004 consists of buildings developed by the company where a certificate of occupancy was issued and leasing commenced during 2004. These buildings do not have stabilized occupancy or operating expenses as of the beginning of 2004.
New in 2005 consists of buildings developed by the company where a certificate of occupancy was issued and leasing commenced during 2005. These buildings do not have stabilized occupancy or operating expenses as of the beginning of 2005.
Acquired in 2005 are buildings that were acquired during the year. These buildings do not have a full year of comparative operating results.
Results from Continuing Operations
Flagler rental and services revenues increased $12.9 million or 25.0% from $51.5 million for the nine months ended September 30, 2004 to $64.4 million for the nine months ended September 30, 2005. Operating properties revenue for the first nine months of 2005 increased $12.5 million compared to the first nine months of 2004. Same Store occupancy increased to 96% at September 30, 2005 compared to September 30, 2004 occupancy of 94%. Same Store revenues increased $3.5 million compared to the prior year, mainly attributable to occupancy improvements. Properties beginning operations in 2004 contributed revenue of $3.5 million during the first nine months of 2005.

Properties developed in 2005 generated revenues of $2.6 million in 2005 and properties acquired in 2005 contributed $3.9 million in revenues. Income from land rents remained constant year over year.
Flagler held 63 finished buildings with 7.2 million square feet and occupancy of 95% at September 30, 2005. Same Store properties include 6.4 million square feet and 96% occupancy at September 30, 2005 compared to 94% at September 30, 2004.
Flagler sales revenue decreased from $17.7 million in 2004 to $2.8 million in 2005 due to fewer land sales in 2005.
Flagler’s rental and services expenses increased $8.2 million or 18.3% from $44.9 million for the nine months 2004 to $53.1 million for the nine months 2005. Included in these amounts are increases in depreciation and amortization of $3.4 million due primarily to the addition of new properties in 2005 and a property beginning operations at the end of 2004.
Expenses related to operating properties increased by $7.0 million from $35.3 million in 2004 to $42.3 million in 2005. Same Store operating properties expenses increased by $0.1 million. This increase in Same Store expense is composed of a $1.1 million increase of mainly variable expenses related to increased occupancy, $0.2 million increase related to real estate taxes, and a $1.1 million decrease in depreciation and amortization. The decrease in depreciation expense is associated with a write off of $1.5 million of tenant improvements during the first quarter 2004 related to the remodeling of Dupont Center in Jacksonville, Florida. Properties beginning operations in 2004 contributed expenses of $2.3 million during the nine months in 2005. Properties developed in 2005 contributed $1.1 million in expenses and properties acquired in 2005 had expenses of $4.3 million.
Land holdings and corporate overhead expenses increased by $1.2 million compared to prior year. Real estate taxes decreased $1.0 million on owned and acquired land due to sales of property, primarily Section 8 in Flagler Station, during December 2004. Additionally, land holdings and corporate overhead had a $1.6 million increase in SG&A, primarily 2005 severance and other payroll related costs, and a $0.6 million increase in depreciation expense. Depreciation expense includes depreciation expense on infrastructure, including the interchange asset, partially offset by a reimbursement from the City of Jacksonville. The total reimbursement received in June 2005 from the City of Jacksonville was $0.7 million, of which $0.5 million was applied against depreciation expense on infrastructure assets. The remaining $0.2 million of the reimbursement was recorded as other non-operating income.
Flagler’s cost of land sales decreased $5.1 million, from $6.0 million for the nine-month period ended September 30, 2004 to $0.9 million for the nine months ended September 30, 2005.
Operating profit from operating properties increased $5.5 million to $20.9 million in 2005 compared to $15.4 million in 2004. Same Store operating profits increased by $3.4 million. Properties that began operations in 2004 generated increases in operating profit of $0.9 million. Properties developed in 2005 generated operating profit of $1.5 million and properties acquired in 2005 generated $0.4 million in operating losses.
Other Realty Rental and Sales
Other realty rental revenues were comparable for the nine months of 2005 and 2004. Other realty rental expenses decreased from $2.5 million for the nine months ended September 30, 2004 compared to $1.6 million for the nine months ended September 30, 2005. The prior year nine months contained a $0.5 million settlement of a long-term lease with Broward County.
Other land sales were $7.5 million and $2.3 million for the nine months ended September 30, 2005 and 2004, respectively. The increase year-over-year is due to the sale of several additional parcels of land at the railroad during 2005.
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
In March 2004, Flagler sold a 60,000-sq. ft. build-to-suit office building for $12.6 million for a pre-tax gain of $3.7 million, or $2.3 million, net of applicable taxes and sold in September 2004, a 147,000-sq. ft. industrial building for $4.1 million, for a $0.3 million pre-tax gain, or $0.2 million, net of applicable taxes. The operating results of these properties, as well as the gains on the sales of these properties are included in discontinued operations for all periods presented.

	Three Months		Nine Months
	Ended September 30		Ended September 30
(dollars in thousands)	2005	2004	2005	2004
Summary of Operating Results of Discontinued Operations
Flagler realty rental revenues	—	8	—	739
Flagler realty rental expenses	—	104	25	569

(Loss) income before income taxes	—	(96)	(25)	170
Income tax	—	36	8	(66)

(Loss) income from discontinued operations	—	(60)	(17)	104

Gain on disposition of discontinued operations (net of taxes of $0.1 million for the three months ended September 30, 2004, and $1.5 million for the nine months ended September 30, 2004.)	—	170	—	2,457

Corporate Expenses
Third Quarter and Nine Months
Corporate expenses for the quarter ended September 30, 2005 were $3.5 million compared to $2.9 million for the quarter ended September 30, 2004. The increase primarily relates to costs associated with increased incentive-based compensation (i.e., restricted stock and annual bonuses).
Corporate expenses for the nine months ended September 30, 2005 and 2004, were $19.1 million and $11.6 million, respectively. Increases primarily relate to costs associated with the appointment of Mr. Adolfo Henriques as Chairman, President, and Chief Executive Officer and termination benefits provided to Mr. Robert W. Anestis. These expenses totaled $9.1 million in the first quarter and included $5.3 million of additional equity compensation ($1.9 million due to the accelerated vesting of equity compensation), $3.3 million of severance payments and $0.5 million of other benefits.
In a first quarter 2004 transaction (the “Transaction”) initiated at the request of the Board of Directors, the Company cancelled vested, in-the-money stock options (the “Options”) to acquire 144,000 shares of the Company’s common stock held by the Company’s former Chief Executive Officer (“CEO”), Robert W. Anestis. The embedded value of the Options (fair market value less strike price) was $2.0 million. The embedded value, less applicable tax withholding, was paid in common stock. The CEO was issued 36,407 shares (valued at $35.06 per share, which was the closing price on February 27, 2004). Because the original stock option award was cancelled and the Company replaced this award with FECI common stock, in accordance with FASB Interpretation No. 44, the Company was required to recognize compensation expense in the amount of $2.0 million with respect to the Transaction.
Interest Expense
Third Quarter and Nine Months
Interest expense for the third quarter and the first nine months of 2005 was $5.1 million and $14.8 million, respectively, compared to $4.2 million and $11.9 million for the third quarter and first nine months of 2004, respectively. The increased interest expense resulted primarily from the issuance of additional mortgage notes at Flagler. Cash paid for interest was $16.5 million and $15.7 million for the nine months ended September 30, 2005 and 2004, respectively.

Other Income
Third Quarter and Nine Months
Other income was $2.4 million and $11.6 million for the third quarter and first nine months of 2005, respectively, compared to $3.0 million and $10.8 million for the third quarter and first nine months of 2004, respectively. Pipe and wire crossing income for the third quarter and nine months of 2004 included $0.8 million of income from a one-time wire crossing agreement entered into during the third quarter of 2004. Additionally, the nine month 2004 other income amount included $1.8 million from a separate wire-crossing agreement entered into during the second quarter of 2004. Included in the nine months of 2005 results is one-time income of $3.0 million associated with the sale of air rights, and related surface and sub-surface easements and licenses on the Railway’s right-of-way.
Income Tax
Income tax expenses represent an effective rate of 37.33% for the nine months of 2005 and 38.5% for the nine months of 2004, respectively. 2005’s decrease in effective rate reflects newly enacted tax credits related to track maintenance at FECR offset by certain non-deductible section 162(m) compensation over $1.0 million for Mr. Adolfo Henriques. This 162(m) compensation primarily relates to sign-on grants provided to Mr. Henriques as detailed in his employment agreement.

Financial Condition, Liquidity and Capital Resources
The Statements of Cash Flows have been included below to support the Company’s discussion of cash flows for the nine months ended September 30, 2005 and 2004.
FLORIDA EAST COAST INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months
	Ended September 30
	2005	2004
Cash Flows from Operating Activities
Net income	29,200	27,160
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	40,592	36,668
Gain on disposition of properties	(8,114)	(17,973)
Tax benefit from exercise of stock options	3,924	—
Deferred taxes	995	8,798
Stock compensation expense	7,915	4,878
Changes in operating assets and liabilities:
Accounts receivable	(4,175)	(406)
Prepaid expenses	(2,839)	(852)
Other current assets	(1,871)	(4,336)
Other assets and deferred charges	(7,690)	(6,468)
Accounts payable	(5,212)	(3,180)
Taxes payable	16,679	16,156
Income tax refund	2,800	—
Other current liabilities	(2,821)	(1,374)
Accrued casualty and other long-term liabilities	(964)	(1,279)

Net cash generated by operating activities	68,419	57,792

Cash Flows from Investing Activities
Purchases of properties	(152,256)	(73,429)
Proceeds from disposition of assets	10,261	36,713

Net cash used in investing activities	(141,995)	(36,716)

Cash Flows from Financing Activities
Receipt from issuance of mortgage debt (Note 7)	—	105,000
Payment of mortgage debt	(3,645)	(2,110)
Payment of dividends	(5,540)	(4,899)
Proceeds from exercise of options	19,132	10,416
Stock repurchase program payments (Note 5)	(2,289)	(191,126)
Purchase of common stock	(1,474)	(2,571)

Net cash provided by (used in) financing activities	6,184	(85,290)

Net Decrease in Cash and Cash Equivalents	(67,392)	(64,214)
Cash and Cash Equivalents at Beginning of Period	126,166	125,057

Cash and Cash Equivalents at End of Period	58,774	60,843

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes (net of refunds)	7,200	4,700

Cash paid for interest	16,521	15,718

(Prior year’s results have been reclassified to conform to current year’s presentation.)
See accompanying notes to consolidated financial statements (unaudited).

Net cash generated by operating activities was $68.4 million and $57.8 million in the nine months ended September 30, 2005 and 2004, respectively. The year-to-year fluctuation in net cash generated by operating activities primarily reflects the 2005 receipt of an income tax refund related to tax year 2004 of $2.8 million and 2005 tax payments of $6.0 million related to 2004 §1031 funds that ultimately were not reinvested in qualifying properties. The increase in net cash generated by operating activities also reflects changes in working capital and increased operating net income adjusted for certain non-cash items (i.e. depreciation and amortization and stock compensation expense).
During the nine months ended September 30, 2005 and 2004, respectively, the Company invested approximately $124 million and $54 million at Flagler. The increase primarily relates to three large purchases in the first quarter 2005 by Flagler using §1031 proceeds, totaling $69.6 million. For the nine months ended September 30, 2005 and 2004, the Company’s capital investments at FECR were approximately $27 million and $18 million, respectively. The increase year over year is primarily the result of a large land purchase by FECR using §1031 proceeds, totaling $5.1 million.
Proceeds from disposition of assets were $10.3 million and $36.7 million for the nine months ended September 30, 2005 and 2004, respectively. The majority of these proceeds were from the sale of a building (Flagler; 2004 only) and parcels of land by Flagler and FECR during both years’ nine month periods.
Net cash provided by (used in) financing activities was $6.2 million and $(85.3) million for the nine months ended September 30, 2005 and 2004, respectively. Financing activities for the nine months ended September 30, 2005 included payments for the purchase of common stock, increased mortgage debt payments at Flagler, and increased dividend payments, offset by proceeds from the exercise of stock options. 2004 cash from financing includes proceeds from the issuance of $105 million seven-year non-recourse mortgage notes issued in the third quarter of 2004 offset by the purchase of 5.5 million shares of common stock from The Alfred I. duPont Testamentary Trust and The Nemours Foundation for approximately $190 million.
On February 22, 2005, the Company entered into a new unsecured $150 million, 5-year revolving credit agreement with a syndication of banks. The new credit facility provides a more favorable interest rate and terms and replaces the Company’s existing $200 million credit agreement. The Company will pay (quarterly) commitment fees, as applicable under the agreement, at a range of 12.5 to 25.0 basis points. The Company’s revolving credit agreement requires the maintenance of certain financial ratios (interest coverage and leverage) and maintenance of minimum established levels of net worth. The Company believes the most restrictive of such ratios is the Leverage Ratio (as defined in the Credit Facility Agreement). The Credit Facility Agreement provides that at September 30, 2005, the Company’s Adjusted Total Debt/Adjusted Total EBITDA ratio shall be no greater than 3.00 to 1.00. At September 30, 2005, the Company’s actual Adjusted Total Debt/Adjusted Total EBITDA ratio was 0.01 to 1.00. In addition there are various established limitations (dollars and otherwise) on certain types of liens, investments (including loans and advances) and acquisitions, limitation on transactions with affiliates, merger and sales of all or substantially all of the assets; and use of proceeds. Some of the above covenants provide specific exclusion of certain financing and investing activities at Flagler. Borrowings under the credit agreement bear interest at variable rates linked to the LIBOR Index. Interest on borrowings is due and payable on the “rollover date” for each draw. Outstanding borrowings can be paid at any time by the borrower, or at the conclusion of the facility’s term.
The Company believes its access to liquidity via cash generated from operations and the existing Credit Agreement and/or external financing will be sufficient to support needs in future years. The Company plans on maintaining its revolving credit facility in support of its general corporate needs.
At September 30, 2005, FECR and Flagler had $1.9 million of deposits and escrowed funds included in cash and cash equivalents related to pending land sales and potential real estate §1031 like-kind exchanges.

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
Real Estate Allocation of Acquisition Costs — Flagler utilizes Statement of Financial Accounting Standard No. 141, “Business Combinations” (SFAS 141) to account for the costs of acquiring buildings. This statement provides a framework for allocating the costs of acquisition to tangible assets, financial assets and separately identifiable intangible assets, less acquired liabilities, using the purchase method of accounting.
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
Impairment of Long-lived Assets — The Company reviews the carrying value of its property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset or asset grouping may not be recoverable from the undiscounted future net cash flows expected to be generated over its remaining useful life. Detecting these events or changes in circumstances can be difficult. At September 30, 2005, management had not identified indicators of an impairment of value for any significant asset group of the Company. However, events or changes in circumstances could develop or occur that would cause the Company to evaluate the recovery of its long-lived assets and potentially record an impairment, the amount of which could be material. Assets that are deemed impaired are recorded at the lower of carrying amount or fair value.
Income Tax Provisions — FECI’s net deferred tax liability was $178.6 million at September 30, 2005 and $177.6 million at December 31, 2004. At December 31, 2004, the Company had a state deferred tax asset of approximately $7.0 million relating to net operating loss carry forwards. The net deferred tax liability is estimated based on the expected future tax consequences of items recognized in the financial statements. Management must use judgment when estimating the future timing and deductibility of expenses and loss and credit carry forwards in the Company’s tax returns. A valuation allowance is required to be recorded if management expects that it be more likely than not that its deferred tax assets will not be realized. As of September 30, 2005, FECI has no valuation allowance since it expects to realize its deferred tax assets. This expectation is primarily based upon FECI’s expectation that future operations will be sufficiently profitable to utilize the operating loss carry forwards, as well as the existence of various tax, business and other planning strategies available to the Company. However, the Company cannot guarantee that it will realize this tax asset or that future valuation allowances will not be required. Failure to utilize the tax asset could materially affect the Company’s financial results and financial position. Federal tax years through 1999 have been closed with the Internal Revenue Service (IRS). Federal tax years 2000-2002 are currently under review by the IRS. Management believes its income tax provision reserves at September 30, 2005 to be adequate for the settlement, if any, of disputed tax positions taken by the Company for these years. Historically, settlements for disputed tax positions that have affected the total tax provision provided for in the income statements have been primarily interest charges on timing differences between years.
Revenue Recognition — Realty Rental Revenues — Revenues from realty rentals are primarily contractual base rents from leases of commercial property. The Company recognizes revenues from these base rents evenly over the lease term in accordance with SFAS 13, “Accounting for Leases” (SFAS 13). SFAS 13 requires rental income from an operating lease be recognized on a straight-line basis over the non-cancelable lease term. Accordingly, total contractual minimum lease payments, including scheduled rent increases, are recognized as rental revenue evenly over the lease term. Accrued revenues from contractually scheduled rent increases in excess of amounts currently due amounted to $20.9 million at September 30, 2005 and $15.7 million at December 31, 2004, which is reported in other current assets and long-term assets. The Company monitors this asset for collection risk and establishes reserves for any amounts deemed not collectible. However, amounts collected in future periods may vary from the Company’s expectations.
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
The fair value of the Company’s mortgage notes is estimated based on current rates available to the Company for debt of the same remaining maturities. At September 30, 2005, the Company considers the estimated fair market value of the mortgage notes to be $357.7 million.

Item 4.
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005.
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
During the third quarter of 2005 the Company upgraded the existing version of its financial software to enable new functionality that was implemented within our finance and accounting departments. The system upgrade process included deploying resources to mitigate internal control risks and perform additional verifications and testing to ensure continuing data integrity during the implementation phase. We believe we took the necessary steps to establish and maintain effective internal controls over financial reporting during the period of change. It should be noted that the design of any system of controls is based in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Therefore, we do not expect our disclosure controls to prevent all errors and all fraud.

PART II
Item 1.
LEGAL PROCEEDINGS
There are no new legal or regulatory proceedings pending or known to be contemplated which, in management’s opinion, are other than normal and incidental to the kinds of businesses conducted by the Company.
Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES
AND USE OF PROCEEDS
The Company has a repurchase program for up to $40.0 million of common stock through a program of open market purchases and privately negotiated transactions, from time to time. During the third quarter of 2005, no shares were purchased.
The following table sets forth the total repurchases, including those made and not made pursuant to the $40.0 million repurchase program, for the three months ended September 30, 2005:

			Total Number of	Maximum Amount of
		Average Price	Shares Purchased as	Value that may yet
		Paid Per Share	Part of Publicly	be Purchased under
	Total Number of	(including	Announced Plans or	the Plans or
	Shares Purchased	commissions)	Programs	Programs

July	—	—	—	37,711,048

August	—	—	—	37,711,048

September	6,113 *	$43.27 *	—	37,711,048
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
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on
October 26, 2005.

FLORIDA EAST COAST INDUSTRIES, INC. (Registrant)
Dated: October 26, 2005	/s/ Mark A. Leininger
Mark A. Leininger
Vice President and Controller

Dated: October 26, 2005	/s/ Daniel H. Popky
Daniel H. Popky, Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

PAGE
S-K ITEM 601	DOCUMENTS	NUMBERS

3 (i)	Second Amended and Restated Articles of Incorporation	*

3 (ii)	Amended and Restated By-Laws of FECI through February 26, 2004	#

3 (iii)	Amended and Restated Articles of Amendment Relating to Designation of Series A Participating Cumulative Preferred Stock	**

4	Amended and Restated Rights Agreement dated as of September 22, 2003	**

10 (a)	Representative Amendment, made as of February 26, 2004, to the Employment Agreements dated February 2, 1999 between FECI and certain Executive Officers (Vice Chairman, Executive Vice President-Rail Operations and Executive Vice President, General Counsel and Secretary)	##

10 (b)	Termination Agreement, made as of February 10, 2005 between FECI and Robert W. Anestis. Employment and Change in Control Agreements dated February 10, 2005, effective March 28, 2005, and Restricted Stock and	###

10 (c).1 — 10 (c).4	Employment and Change in Control Agreements dated February 10, 2005, effective March 28, 2005, and Restricted Stock and Supplemental Employee Retirement Plan (SERP) Participant Agreements, dated March 28, 2005 between FECI and Adolfo Henriques	###

10 (d)	$150 million Unsecured Revolving Credit Agreement with a 5-year term between FECI and a syndication of financial institutions with Bank of America, N.A. as Lead Arranger	***

10 (e)	Supplemental Employee Retirement Plan (SERP) dated as of March 28, 2005.	###

10 (f)	Amended 2002 Stock Incentive Plan.	****

31.1 — 31.2	Section 302 Certifications

32.1	Section 906 Certification
*	Amended and Restated Articles of Incorporation and Amendment and Restated By-Laws of the Registrant, incorporated by reference to Appendices D and E, respectively, to the definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on February 4, 2000 (Registration No. 001-08728).

#	This document, as amended through February 26, 2004, is filed as an exhibit to Form 10-Q with the Securities and Exchange Commission on April 29, 2004.

**	These documents, dated effective as of September 22, 2003, were filed as exhibits to Form 8-A/A with the Securities and Exchange Commission on September 22, 2003.

##	This document, dated February 26, 2004, is filed as an exhibit to Form 10-Q with the Securities and Exchange Commission on April 29, 2004.

***	This document, dated February 22, 2005, is filed as an exhibit to Form 8-K with the Securities and Exchange Commission on February 24, 2005.

###	These documents, dated February 10, 2005 and March 28, 2005, are filed as an exhibit to Form 10-Q with the Securities and Exchange Commission on April 22, 2005.

****	This document, dated June 2, 2005, is filed as an exhibit to Form 8-K with the Securities and Exchange Commission on June 3, 2005.