Form 10-K
period 2005-12-31
FLORIDA EAST COAST INDUSTRIES INC
filed 2006-03-01
CIK 740796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-08728
FLORIDA EAST COAST INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-2349968 (I.R.S. Employer Identification No.)

One Malaga Street, St. Augustine, Florida (Address of principal executive offices)	32084 (Zip Code)
Registrant’s Telephone Number, Including Area Code: (904) 829-3421
Securities to be registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock-no par value	Name of Each Exchange on Which Registered New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act.
YES ☑      NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act.
YES ☐      NO ☑
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
YES ☑      NO ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐      NO ☑
Based on the closing price on June 30, 2005, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $874 million.
The number of shares of the Registrant’s common stock, no par value, outstanding at February 23, 2006 is 32,989,798 shares and 6,510,028 shares of treasury stock.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 2006 (the Proxy Statement) are incorporated by reference in Part III of this report.

Forward-Looking Statements
This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include the Company’s present expectations or beliefs concerning future events. These statements may be identified by the use of words like “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should,” “could,” and other expressions that indicate future events and trends. Such forward-looking statements may include, without limitation, statements that the Company does not expect that lawsuits, review of open tax years by the Internal Revenue Service, environmental costs, commitments, including future contractual obligations, contingent liabilities, financing availability, labor negotiations or other matters will have a material adverse effect on its consolidated financial condition. Also, forward-looking statements may include statements concerning future capital needs and sources of such capital funding, statements concerning future intentions with respect to the payment of dividends, execution of a share repurchase program, and other potential capital distributions, number of shares to be repurchased, availability of cash to fund the stock repurchase, ability to reinvest (tax-deferred) sales proceeds into qualifying §1031 properties, future growth potential of the Company’s lines of business, performance of the Company’s product offerings, intention to entitle and develop real estate, ability to complete planned acquisitions, ability of each party to the announced transaction to satisfy the closing conditions in the agreement, expected completion dates, completion of existing and future projects, statements regarding accessibility, visibility, expansion opportunities, ability to complete transactions within specified time frame; failure or inability of third parties to fulfill their commitments or to perform their obligations under agreements; costs and availability of land and construction materials; other similar expressions concerning matters that are not historical facts, and projections relating to the Company’s financial results. The Company cautions that such statements are necessarily based on certain assumptions, which are subject to risks and uncertainties that could cause actual results to materially differ from those contained in these forward-looking statements. Important factors that could cause such differences include, but are not limited to, the changing general economic conditions (particularly in the state of Florida, the southeast US and the Caribbean) as they relate to economically sensitive products in freight service and building rental activities; ability to manage through economic recessions or downturns in customers’ business cycles; industry competition; possible future changes in the Company’s structure, lines of business, business and investment strategies, and related implementation; legislative or regulatory changes; technological changes; volatility of fuel prices (including volatility caused by military actions); changes in levels of preventive and capital maintenance, asset replacement and depreciation rates resulting from assumptions in the Railway right-of-way and equipment life studies; changes in the ability of the Company to complete its financing plans, changes in interest rates, the settlement of future contractual obligations as estimated in time and amount (customary to the Company’s historical cost structure) including labor negotiations and mediation and recoveries from damage claims in a satisfactory way; changes in insurance markets, including increases in insurance premiums and deductibles; the availability and costs of attracting and retaining qualified independent third party contractors; liability for environmental remediation and changes in environmental laws and regulations; the ultimate outcome of environmental investigations or proceedings and other types of claims and litigation; natural events such as weather conditions, hurricanes, floods, earthquakes and forest fires; discretionary government decisions affecting the use of land and delays resulting from weather conditions and other natural occurrences, like hurricanes, that may affect construction or cause damage to assets; the ability of buyers to terminate contracts to purchase real estate from the Company prior to the expiration of inspection periods; failure or inability of third parties to fulfill their commitments or to perform their obligations under agreements; costs and availability of land and construction materials; buyers’ inability or unwillingness to close transactions, particularly where buyers only forfeit deposits upon failure to close; the Company’s future taxable income and other factors that may affect the availability and timing of utilization of the Company’s deferred tax assets; uncertainties, changes or litigation related to tax laws, regulations and the application thereof that could limit the tax benefits of the EPIK sale or of other possible transactions involving the Company; and other risks inherent in the real estate and other businesses of the Company.
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
General
FECI is a holding company incorporated in 1983 and is engaged, through wholly owned subsidiaries, in the railroad and real estate businesses. The Company’s railroad subsidiary, Florida East Coast Railway, LLC (FECR or Railway), connects many of the major population centers and port facilities of Florida’s east coast, and provides efficient service for its customers through multiple competitive connections to the rest of North America. The Company, primarily through its real estate subsidiary, Flagler Development Company (Flagler), is engaged in the acquisition, entitlement, development, management, leasing, operation and selected sale of real estate in Florida, primarily office and industrial property.
On January 6, 2006, the Company announced that a newly formed holding company and certain Company subsidiaries had entered into various agreements to acquire privately held Codina Group, Inc. and certain related property interests held directly or indirectly by Mr. Armando Codina (Codina) for total consideration of $270 million. The total consideration of $270 million includes $66 million of cash for certain property interests, assumption or repayment of $36 million of debt and up to $168 million of equity securities (including $85 million of contingent consideration). The purchase price is subject to a post-closing adjustment based on certain closing conditions. The Codina acquisition is expected to close during the first quarter of 2006. Additional information regarding this acquisition is contained in Items 7 and 8 of this annual report on Form 10-K.
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
FECR serves approximately 1,000 carload and intermodal customers combined. During 2005, the number of customers included approximately 200 drayage customers. The following table summarizes FECR’s freight shipments by commodity group and as a percentage of rail freight revenues:
TRAFFIC
Years Ended December 31
(dollars and units in thousands)

	2005	2004	Percent	2005	2004	Percent
Commodity	Units	Units	Variance	Revenues	Revenues	Variance
Rail carloads
Crushed stone (aggregate)	140.3	127.2	10.3	69,897	60,271	16.0
Construction materials	7.2	5.7	26.3	5,333	3,827	39.4
Vehicles	23.5	22.2	5.9	19,025	17,577	8.2
Foodstuffs & kindred	13.7	12.5	9.6	11,972	9,922	20.7
Chemicals & distillants	3.5	3.7	(5.4)	4,489	4,367	2.8
Paper & lumber	7.4	5.6	32.1	8,092	6,162	31.3
Other	15.0	14.1	6.4	10,486	8,592	22.0

Total carload	210.6	191.0	10.3	129,294	110,718	16.8
Intermodal	309.3	283.3	9.2	103,008	86,379	19.3

Total freight units/revenues	519.9	474.3	9.6	232,302	197,097	17.9
Ancillary revenue	—	—	—	5,568	3,665	51.9

Railway segment revenue	—	—	—	237,870	200,762	18.5

FECR connects with Norfolk Southern Railway Company (NS) and with CSX Transportation, Inc. (CSXT) at Jacksonville and is able to offer its customers competitive rail connections to the rest of North America. During 2005, approximately 35% of FECR’s freight revenues were attributable to traffic that originated on other railroads; approximately 5% was attributable to traffic that originated on FECR but bound for other destinations, and 60% was attributable to traffic that both originated and terminated on FECR’s system (local traffic). Haulage agreements with NS and South Central Florida Express, Inc. (SCFE) generated 7% of FECR’s freight revenue in 2005. With the exception of haulage services provided for SCFE described below, FECR does not receive traffic from one railroad to be passed over its track to another railroad.
FECR handles rail cars for SCFE between Fort Pierce and Jacksonville for interchange with CSXT or NS. SCFE is a short-line railroad operating under a Trackage Rights Agreement over a branch line owned by FECR extending from Fort Pierce to Lake Harbor. A concurrent Car Haulage Agreement is in effect between Fort Pierce and Jacksonville.
FECR also handles certain types of traffic for NS from Jacksonville to Miami under a Haulage Agreement, whereby FECR receives specified revenues for each unit transported. In late 2001, FECR began offering a service that is known as the “Hurricane Train.” This extends FECR’s commercial reach into the Atlanta region. This service is operated pursuant to an agreement with NS allowing up to 60 spaces per day dependent upon space availability. During 2005, FECR reached and exceeded this capacity on certain days, which may limit the ability to grow this business segment in the future unless additional capacity is made available. Additionally, through joint marketing arrangements with CSXT and NS, FECR provides direct service to the south Florida markets with loads originating in the Northeast and in the Chicago and surrounding areas.
FECR owns or has an interest in approximately 1,622 acres of ancillary properties, including three rail corridors (696 acres) that are either abandoned or are candidates for abandonment, within the state of Florida. FECR continues to evaluate these holdings and, when appropriate, engages in strategic activities (sales, development, etc.). Sales of these properties are reported in “other sales” of the realty segment.
FECR also actively manages its 100 foot wide railroad right-of-way to generate miscellaneous rents and right-of-way lease profits, which are not reported as part of the railway segment but as “other income”. FECR leases its right-of-way to various tenants for use, including telecommunications companies’ fiber optics systems pursuant to long-term leases. These rents are included in “other income”. FECR also generates revenues from the grant of licenses and leases to use railroad property and rights-of-way for outdoor advertising, parking lots and lateral crossings of wires and pipes by municipalities, and utility and telecommunications companies. These miscellaneous rents are included in “other income”.
Customers
One customer, Rinker Materials Corporation generated approximately 20% of freight revenues in 2005. FECR’s top five customers accounted for approximately 42% of 2005 freight revenues. Rinker and another of these customers are suppliers of aggregate materials.
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
There is continuing strong competition among rail, water and highway carriers. Price is usually only one factor of importance as shippers and receivers choose a transport mode and a specific transportation company with which to do business. Inventory carrying costs, service reliability, ease of handling, and the desire to avoid loss and damage during transit are increasingly important considerations, especially for higher valued finished goods, machinery and consumer products. Additionally, decisions about ports-of-call can affect FECR’s business. As international shipping companies alter their ship rotations into various ports, this could change the railroad’s intermodal shipments from the affected port facility.

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
FECR is also subject to extensive environmental laws and regulations. Violations of various statutory and regulatory programs can result in civil penalties, remediation expenses, natural resource damage claims, potential injunctions, cease and desist orders and criminal penalties. Some environmental statutes impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, FECR’s present and historic ownership and operation of real property, including rail yards, in connection with its transportation operations involve the storage, use or disposal of hazardous substances that may have contaminated and may in the future contaminate the environment. FECR may also be liable for the costs of cleaning any site at which it has disposed (intentionally or unintentionally) of hazardous substances by virtue of, for example, an accident, derailment or leak, or to which it has transported hazardous substances it generated, such as waste oil (see Item 3, Legal Proceedings).
Real Estate
General
FECI owns 100% of the stock of Flagler. Flagler is engaged in the acquisition, entitlement, development, leasing, management, operation and selected sale of real estate in Florida, primarily office and industrial properties.
Flagler owned and operated 64 buildings as of December 31, 2005, with approximately 7.4 million rentable sq. ft. A schedule of these buildings is included in Part 1, Item 2 of this report. At December 31, 2005, Flagler’s operating properties were 95% occupied. Flagler’s operating properties consist primarily of Class “A” office space and high-quality commercial/industrial facilities primarily constructed after 1992. Additionally at December 31, 2005, Flagler had five recently completed buildings totaling 0.7 million rentable sq. ft. that were in lease-up.
At December 31, 2005, Flagler had 1.3 million sq. ft. of properties in various phases of development, consisting of approximately 119,000 sq. ft. under construction, and approximately 1,133,000 sq. ft. in the pre-development phase, located in the Jacksonville, Orlando, Broward and Miami-Dade area markets. For those projects in the pre-development phase, Flagler is engaged in engineering, architectural planning and design.
Flagler owns 643 acres of developable land with entitlements for the construction of 10.1 million sq. ft. of additional office, industrial and commercial space. Developable land is considered to be land that can be built upon and excludes wetlands and land under roads. Additionally, Flagler owns approximately 2,540 acres of unimproved, unentitled land or land with limited entitlements in Florida, available for potential future development or disposition. During 2005, Flagler has started the process to determine the highest and best use for 1,622 acres of unentitled land owned by FECR, which are redundant to the Railway’s operating requirements.
At December 31, 2005, Flagler and FECR held net land sale proceeds, totaling $21.2 million and $1.9 million, respectively, in escrow with a qualified intermediary, which is intended to be reinvested through qualifying tax-deferred exchanges. Flagler and FECR have identified qualifying reinvestment properties for purchase during the first half of 2006. These properties include land expected to be acquired from Codina.

Projects under Development
The primary geographic focus of Flagler’s development activities has been in the Miami, Sunrise, Jacksonville and Orlando markets. Projects under development include:
•	SouthPark Center I — Orlando, FL: Located near the intersection of John Young Parkway and Beeline Expressway. Six buildings, totaling 836,000 sq. ft., have been completed, one of which (a building of approximately 133,000 sq. ft.) was sold to a third party during 2003. The park has entitlements for an additional 163,000 sq. ft. of office space. A seventh building of approximately 83,000 sq. ft. remains in pre-development.

•	SouthPark Center II — Orlando, FL: In 1999, based on the success of SouthPark Center I, Flagler acquired approximately 90 acres across John Young Parkway from its existing park. The land has remaining entitlements for 1.47 million sq. ft. of office space, as well as 98,000 sq. ft. of commercial space. Three buildings totaling approximately 332,000 sq. ft., have been developed, one of which, a 60,000 sq. ft. build-to-suit project, was sold to a third party during 2004. At December 31, 2005, the third office building (136,000 sq. ft.) was in lease-up. Two additional buildings, totaling 226,000 sq. ft. remain in pre-development.

•	Flagler Station — Miami, FL: Located northwest of Miami International Airport. Flagler owns and operates thirty-three buildings, totaling 3.9 million rentable sq. ft., at December 31, 2005. At December 31, 2005, one of these buildings (160,000 sq. ft.) was in lease-up. Construction is currently underway for a 119,000 rentable sq. ft. office building. The park has entitlements for an additional 2.7 million sq. ft. of office, industrial and commercial space. Pre-development is currently underway for an additional 343,000 sq. ft. of industrial buildings and a 119,000 sq. ft. office building. Flagler owns approximately 81 acres adjacent to this park for future development or sale.

•	Deerwood North — Jacksonville, FL: Located near the intersection of Southside Boulevard and Gate Parkway North, north of J. Turner Butler Boulevard. Deerwood North consists of four office buildings, totaling 497,000 rentable sq. ft. At December 31, 2005, the fourth building (114,000 sq. ft.) was in lease-up.

•	Flagler Center — Jacksonville, FL: Located in south Jacksonville at the Old St. Augustine Road and I-95 interchange. Flagler owns and operates nine buildings, totaling 1,034,000 rentable sq. ft. Of these, two buildings, totaling 263,000 sq. ft. were in lease-up at December 31, 2005. A tenth building, a 112,000 sq. ft. office building is in pre-development. The park has entitlements for an additional 2.9 million sq. ft. of office, industrial and commercial space as well as entitlements for 500 multi-family units and 130 hotel rooms on approximately 319 developable acres. Subsequent to December 31, 2005, 60 acres of the 319 acres were sold to outside parties.

•	Flagler Plaza — Sunrise, FL: A 41-acre tract located in west Broward County. The property is entitled for 823,000 sq. ft. of office space. The site is master planned for four office buildings. Flagler is evaluating the property for future development. The first building of approximately 250,000 sq. ft. is in pre-development.
The following is a summary of the Company’s development activity as of December 31, 2005:

				Estimated
				Building
			Net Rentable	Completion
Status	Owner	Property Description	Square Feet	Date
Under construction	Flagler	Flagler Station — Bldg 1100	118,723	June 2006
Pre-development	Flagler	Flagler Center — Lakeside I	112,306	January 2007
Pre-development	Flagler	SouthPark Center — Building 700	83,000	TBD
Pre-development	Flagler	SouthPark Center II — Building 1400	113,000	TBD
Pre-development	Flagler	SouthPark Center II — Bldg 1500	113,000	TBD
Pre-development	Flagler	Flagler Plaza	250,000	TBD
Pre-development	Flagler	Flagler Station — Bldg 28	171,600	TBD
Pre-development	Flagler	Flagler Station — Bldg 29	171,600	TBD
Pre-development	Flagler	Flagler Station — Bldg 1200	118,723	TBD

			1,251,952

Customers
Flagler leases to approximately 300 tenants in a variety of industries, including financial services, distribution, hospitality services and import/export. Flagler’s largest tenant, based on square footage, occupied approximately 3.5% of leased space at December 31, 2005. Flagler’s largest tenant, based on rental revenues, accounted for approximately 5.1% of 2005 continuing operations’ contractual rental income. Flagler’s five and ten largest tenants, based on rental revenues, accounted for approximately 21% and 31% of continuing operations’ contractual rental income, respectively.
Competition
The real estate industry is generally characterized by significant competition. There are numerous developers and real estate companies competing with the Company in Florida for acquisition of properties, resources for development and prospective tenants. Competition may adversely affect the Company’s ability to attract and retain tenants and achieve favorable rental rates. Management has noted a recent trend of increased competition for the acquisition of raw land from residential developers. This competition has increased the price of raw land. The Company may compete with entities having greater financial and other resources. Such competition could have a material adverse effect on the Company’s business, operations or cash flows.
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
Real estate ownership and development is subject to extensive federal, state and local environmental regulation governing hazardous substances. Pursuant to those regulations, the owner or operator of contaminated real estate may be required to perform remediation, regardless of the cause of the contamination. The sale or development of properties may also be restricted due to environmental concerns. In addition, violation of those regulations may result in civil penalties, remediation expenses, natural resource damages, injunctions and cease and desist orders and criminal penalties. The Company is not presently aware of any material contamination, or any material adverse environmental development issues relating to its real estate operations. However, there can be no assurance that environmental issues will not arise in the future.
Financial Information about FECI’s Segments
The Company had total segment operating revenues of $362.3 million, an operating profit of $82.3 million in 2005 and total assets of $1.1 billion at December 31, 2005. (See Note 9; Segment Information of the Financial Statements and Supplementary Data set forth in Part II, Item 8 of this report on Form 10-K). The Company’s total railroad operating revenues were $237.9 million and real estate revenues were $124.4 million (which included land sales of $33.6 million). Segment operating profit included $63.7 million from the railroad, $40.9 million from real estate (which included land sales of $25.4 million), less $22.3 million of corporate general and administrative expenses.
Sources and Availability of Raw Materials
All raw materials FECR and Flagler use, including fuel, track materials and building construction materials, are available in adequate supply from multiple sources.

Seasonality
FECR’s rail traffic is relatively stable throughout the year with higher volumes ordinarily occurring during the second and fourth quarters of the year. The Company’s real estate business is not generally seasonal.
Working Capital
At December 31, 2005, the Company’s current assets exceeded current liabilities by $69.7 million. The Company had a $150 million revolving-credit facility at December 31, 2005 (see Note 15 of Item 8 of the Financial Statements). At December 31, 2005, there were no monies drawn on the facility (see also Part II, Item 7; Management’s Discussion and Analysis of Financial Condition and Results of Operations). At December 31, 2005, the Company had a cash and cash equivalent balance of $76.0 million, including $23.1 million, held by a qualifying intermediary, designated for possible use to purchase real property via tax-deferred exchange. The Board of Directors authorized the expenditure of up to $40 million to repurchase its outstanding common stock through a program of open market purchases and privately negotiated transactions. The Company has and expects to finance the stock repurchase primarily from available cash balances, cash generated from operations, and external financing to the extent necessary. At December 31, 2005, the Company had repurchased $2.3 million of stock pursuant to this authorization.
On January 6, 2006, the Company announced that a newly formed holding company and certain Company subsidiaries had entered into various agreements to acquire privately held Codina Group, Inc. and certain related property interests held directly or indirectly by Mr. Armando Codina for total consideration of $270 million. The total consideration of $270 million includes $66 million of cash for certain property interests, assumption or repayment of $36 million of debt and up to $168 million of equity securities (includes $85 million of contingent consideration). The contingent equity is contingent upon achievement of certain value based milestones including $30 million tied to certain land use approvals, $30 million upon certain partnership distributions from a joint venture, $20 million is based on cumulative FECI stock price improvements of up to an additional $27.00 over the next five years; and $5 million is dependent on the new holding company agreeing to move forward with a proposed residential development. The purchase price is subject to post-closing adjustment based on certain closing conditions. The Codina acquisition is expected to close during the first quarter of 2006 subject to certain closing conditions.
The Company expects to use existing cash and cash equivalents and potential borrowings under its un-drawn $150 million revolving credit agreement to satisfy the cash and debt repayment needs of closing the acquisition.
Employees
FECI employed 31 people; FECR employed 791, and Flagler had 81 employees as of December 31, 2005. Approximately 561 of FECR’s employees are represented by labor unions: United Transportation Union (UTU), representing train and engine service employees, Brotherhood of Maintenance of Way Employees (BMWE), representing track maintenance, structures and roadway shop employees, and International Brotherhood of Electrical Workers (IBEW), representing agents and clerical, carmen, maintenance of equipment foremen, signals and communications, train dispatchers, boilermakers, electricians, machinists, sheetmetal workers and shop laborers.
During the second, third and fourth quarters of 2005, the Company successfully ratified bargaining agreements with the United Transportation Union (UTU), the International Brotherhood of Electrical Workers (IBEW) and the Brotherhood of Maintenance of Way (BMWE). All agreements have been extended for a range of three to five years, carry annual general wage increases of approximately 3%, and hold employee participation rates for health care at current levels throughout the terms of the agreements.
Company Web Address: www.feci.com
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

ITEM 1A.	RISK FACTORS
Railway (and Drayage)
Cyclical Risks: FECR’s freight traffic is subject to economic cycles in the U.S. national, regional and local economies and, to a lesser extent, the international economies. Historically, traffic tends to increase at the beginning of an economic recovery. Traffic tends to decrease early in an economic downturn.
Market Risks: FECR’s freight traffic is generally affected by overall economic conditions, particularly those in Florida. The condition of international economies, including the Caribbean, South America and Asian economies can also affect the Railway’s intermodal traffic. In addition, the level of state and federal highway and other public projects can affect the amount of aggregate loadings FECR’s customers request. There can be no assurance that the overall economy will rebound quickly from any slowdowns or that Florida’s economy will continue to experience growth higher than the national average.
Claims and Lawsuits: The nature of FECR’s business exposes it to the potential for various claims and litigation related to labor and employment, personal injury and occupational illness, property damage, environmental and other matters. FECR maintains insurance for most of these potential claims, subject to varying deductibles and self-insured retentions. Therefore, FECR may be subject to claims or litigation that could involve significant expenditures. (See Item 3 for a discussion of legal proceedings.)
Fuel Price Risks: FECR’s operations require significant amounts of diesel fuel. Prices of diesel fuel can vary greatly. Increases in fuel price may be passed along to customers through a “fuel surcharge” or otherwise, though often with delayed effect. However, there are no assurances that these surcharges will cover the entire fuel price increase for a given period, or that competitive market conditions will effectively allow FECR to pass along this cost. FECR forward purchases fuel to manage the risk of fuel price increases. As of December 31, 2005, FECR had forward purchase contracts of 3.8 million gallons of fuel for delivery from January 2006 to December 2006 for an average purchase price of $1.69 per gallon before taxes and freight. This represents 24% of the estimated consumption for year 2006.
Interchange Carrier Risks: Approximately 35% of FECR’s traffic is interchanged from CSXT, SCFE or NS. The ability of these carriers (CSXT and NS) to market and service southbound traffic into the Florida market will affect the amount of traffic FECR moves.
Rail Car Utilization Risks: FECR earns per diem rents on the use of its rail car and intermodal fleet of equipment based on other railroads’ or transportation service providers’ use of the equipment. Future significant downturns in the overall U.S. economy, equipment obsolescence or reduced market demand for FECR’s car and/or intermodal fleet, or efforts by other railroads or transportation providers to improve equipment utilization practices or increase or decrease the size of their equipment fleets could affect the utilization of and per diem rents for FECR’s equipment. Also, FECR, through operating agreements, currently leases approximately 4,069 rail cars from Greenbrier Leasing Corporation (Greenbrier), Bombardier Capital (Bombardier) and other entities, with lease lengths generally of three, five and ten years. The lease terms call for FECR to be billed an hourly rate based upon the length of time the car is on FECR’s railroad (on-line) or on another railroad (off-line). As a car goes off-line, a per diem rent sharing arrangement goes into effect whereby Greenbrier and FECR apportion the rent based upon the length of time the car is off-line. Rents from the Greenbrier, Bombardier and other leases received by FECR were $4.7 million, $3.9 million, $4.0 million in 2005, 2004 and 2003, respectively. Certain of these leases provide for base rents payable to Greenbrier and others by FECR if the car remains on FECR’s line for a specified number of days. To date, these base rents (i.e., those above normal car hire) payable to Greenbrier and others have been minimal.
Natural Disaster Risks: FECR’s operating assets are located on Florida’s eastern seaboard and susceptible to damage, destruction and operational disruption from natural disasters like hurricanes and other severe storms. Damage and destruction of operating assets could be material with accompanying long periods of operational outage. Additionally, the operations and properties of some of FECR’s customers (especially aggregate suppliers) are also subject to natural disasters, which can significantly reduce the volumes they ship.
Concentration Risks of Business with Aggregate Customers: FECR has three primary aggregate customers with operations in south Florida that represents 29% of FECR’s total annual revenues. One customer represents 20% of freight revenues. FECR’s revenues are affected by the demand for aggregate material, primarily in Florida, and the ability of these customers to supply, efficiently and effectively, this natural raw material. While there are no assurances, FECR’s customers expect to have adequate reserves of minable aggregate material to satisfy demand in the foreseeable future.

Realty
Market Risks: Our real estate business has benefited from a strong economy in Florida. We cannot assure that the strength of the Florida economy will continue. Certain significant expenditures associated with the development, management and servicing of real estate (such as real estate taxes, maintenance costs and debt payments, if any) generally could not be reduced even if an economic downturn caused less revenue to be generated from the Company’s properties. Additionally, capital expenditures (especially infrastructure related) for development of office parks occur early in the construction cycle, potentially becoming subject to longer than expected holding periods and costs in the event of economic downturns.
Development Risks: The Company’s real estate development activities require significant capital expenditures. Capital investment at Flagler for 2006 is expected to be between $80 million and $90 million, excluding $5 million related to hurricane replacements. The Company has obtained funds for its capital expenditures and operating activities through operating cash flows, property sales and financings. There can be no assurance that funds available from operating cash flow, property sales and financings will continue to be sufficient to fund the Company’s required or desired capital expenditures for development. If the Company were unable to obtain sufficient funds, it might have to defer or otherwise limit certain development activities. Further, any new development, or any rehabilitation of older projects, may require compliance with new building codes and other regulations. The Company cannot estimate the cost of complying with such codes and regulations, and such costs can make a new project, or some otherwise desirable uses of an existing project, not economically feasible. Additionally, the Company’s current real estate developments anticipate certain land uses, some of which will require future governmental approvals and concurrence. The ability or inability to get such approvals as anticipated, could effect and alter materially the Company’s current developmental plans and financial reviews.
Cyclical Risks: Flagler’s leasing occupancy and development are subject to the effect of economic cycles at the regional and local levels and, to a lesser extent, in the U.S. national economy. Historically, leasing occupancy and new building development activity improve late in a period of economic recovery and are affected negatively later than other businesses in an economic downturn.
Natural Disaster Risks: Flagler’s assets are located in Florida and are susceptible to damage, destruction and operational disruption (including rents from tenants) from natural disasters like hurricanes and other severe storms. Damage and destruction of operating assets could be material with accompanying long periods of operational outage.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The Company’s material physical properties at December 31, 2005 are listed below and are grouped by industry segment.
Railway
FECR owns a railroad right-of-way, generally 100 feet wide, along the east coast of Florida extending for 351 miles from Jacksonville to Miami, used for its railroad operations. FECR also owns and operates approximately 277 miles of branch, switching and other secondary track, 158 miles of yard track, various rail car marshalling yards, trailer/container and automobile loading and unloading facilities, signaling system facilities, and a number of operating offices, shops and service house buildings. FECR also owns three connected four-story buildings in St. Augustine, Florida, which are used by FECI and FECR as corporate headquarters.
On March 2, 1998, FECR entered into a Trackage Agreement with SCFE providing for, among other things, the operation and maintenance by SCFE of 56 miles of branch mainline owned by FECR extending from Fort Pierce, west to Lake Harbor.
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
FECR owns or leases 81 diesel electric locomotives, 6,262 freight cars, 1,412 trailers for highway revenue service, numerous pieces of rail-mounted and non-rail-mounted work equipment and numerous automobiles used in maintenance and transportation operations. Generally, FECR’s equipment is in good physical condition, considering its years of service and operating utilization. On December 16, 2005 FECR ordered four (4) new locomotives, delivery is expected in the third quarter 2006.
During 2003, FECR commenced an “engineering and economics” based study of its principal right-of-way and equipment assets to develop a multi-year maintenance and replacement plan and associated estimates of the assets’ remaining lives. The engineering studies segregated the equipment and right-of-way assets into the following major groupings: locomotives, rolling stock and equipment (e.g., hoppers, flatcars, auto racks, trailers, etc.), bridges, and track structure (rail, ties, ballast, and other track material). During the third and fourth quarters of 2004, the engineering studies (including associated estimated depreciation lives) for locomotives and rolling stock were completed. During the first quarter of 2005, the engineering study for bridges was finalized. The track structure engineering study was finalized in the fourth quarter of 2005.
The track study evaluated FECR’s entire mainline, branch lines and yards from Jacksonville to Miami, Florida. The study’s fieldwork involved hi-rail inspections of the main line, tie samples in each mile of track and rail measurements taken at each tie sample location. In each yard, samples of tie and rail conditions were taken to develop a general picture of the overall condition of the yard.
From the track study, FECR identified four major components for its track assets: rail, ties, ballast and other track material (OTM). Overall, the study indicated the track system to be in good condition. The study generally recommends that we continue our general maintenance programs (e.g., surfacing, bolt fastening, undercutting, etc.) at our current levels. In 2005, $13.8 million was spent on our track maintenance programs. The 2006 budget includes $13.7 million of track maintenance programs, which is in line with the study recommendations. Nothing significant was found in yard maintenance during the track study.
The study also evaluated the condition and replacement of our track assets. One of the major components that impact the replacement of rail and track materials is tonnage. The Transportation Test Center (TTCI) in Pueblo, Colorado indicates a tangent rail life expectancy based on 1.460 billion gross tons for generic mainline rail with a six-inch base (132, 136 and 141 pound). Between the periods of 1970 – 1977, FECR replaced approximately 74% of its main line track with generally small amounts of rail replacement from 1978 through 2005. The average annual tonnage on FECR’s rail averaged approximately 9 million gross tons during the 1970’s. Subsequent to the 1970’s, annual tonnages have steadily increased with annual tonnage during the last decade of approximately 37 million gross tons. Given these historical tonnage amounts, FECR expects our existing rail assets to meet their current life expectancy of 50 years with no impact on depreciation rates. Going forward, if FECR experiences expected annual tonnage levels of 50 million gross tons, the lives for newly installed rail and other track components after December 31, 2005 will need to be adjusted potentially within a range of 35 to 45 years. The potential annual depreciation impact for the change in rail and OTM assets (if adjusted to a range of 35 — 45 years) would be less than $0.1 million in 2006 (year one of change) and range from $0.2 million to $0.4 million in year 2015 (year 10 after change) based on normative expected capital budgets. The study indicated no substantive change in the depreciable lives for ties and ballast, at generally 40 years.
The bridge study covered FECR’s 72 bridges or approximately 13,000 linear feet of bridge assets (30% were inspected during the study). The bridge study indicated no substantive change in the depreciable lives and generally, bridges would continue to be depreciated over a 61.5-year life. The bridge study also indicated that while FECR’s bridge assets are in acceptable operational condition based on the Company’s continuing maintenance and inspection programs, FECR is entering a 10 to 20 year period where, based on the age and construction materials used, certain bridges will be studied further, monitored and possibly replaced. The management team does not expect replacement costs for bridges to materially alter its normative annual capital budget, however this estimate is subject to change, and such changes could be material. The study did not include the downtown Jacksonville bridge, which spans the St. Johns River, which was evaluated separately (due to its scale and design). The study recommended rehabilitation of the pier protection structures for the Jacksonville bridge main channel. This work commenced in 2005 and will be completed in the first quarter 2006. No other significant change in capital maintenance or replacement programs was noted.
The locomotive and rolling stock study indicated no substantive change in the annual maintenance or capital replacement programs. FECR will continue its general practice of maintaining locomotives and rolling stock for the entirety of their useful operating life.
From the locomotive engineering study, FECR identified three major sub-components of its locomotive assets: Hulk/Chassis, Locomotive engine and Combos (e.g., wheel assemblies, electric motors, etc.) The replacement and resulting depreciable lives for each of these sub-components is 50 years, 7 years and 3 years, respectively. Annual depreciation is expected to increase approximately 11% or $0.3 million as a result of the study. These depreciable lives were implemented in the fourth quarter of 2004.
From the rolling stock engineering study, FECR identified three major sub-components of its rolling stock assets: Hulk/Chassis, wheel assemblies (e.g., trucks), and doors. The replacement and resulting depreciable lives for each of these sub-components is 40 to 50 years, 7 years and 7 years, respectively. General FECR equipment, which was included in the rolling stock study, has depreciable lives of 10 to 20 years. Annual depreciation is expected to increase approximately 11% or $0.4 million as a result of the study. These depreciable lives were implemented in the first quarter of 2005.
These studies, their conclusions and on-going evaluations may result in future material changes in FECR’s maintenance and capital spending and in the estimated remaining useful lives of its property, plant and equipment, which may affect future depreciation rates and expense.
In addition, FECR currently manages approximately 4,069 rail cars from Greenbrier Leasing Corporation, Bombardier Capital and other entities, with lease lengths generally of three, five and ten years. The lease terms call for FECR to be billed an hourly rate based upon the length of time the car is on FECR’s railroad (on-line) or on another railroad (off-line). As a car goes off-line, a per diem rent sharing arrangement goes into effect whereby Greenbrier and FECR apportion the rent based upon the length of time the car is off-line. Rents from the Greenbrier, Bombardier and other leases received by FECR were $4.7 million, $3.9 million, $4.0 million in 2005, 2004 and 2003, respectively. Certain of these leases provide for base rents payable to Greenbrier and others by FECR if the car remains on FECR’s line for a specified number of days. To date, these base rents (i.e., those above normal car hire) payable to Greenbrier and others have been minimal.

Real Estate
At year-end 2005, Flagler’s commercial and industrial portfolio included 64 buildings, exclusive of lease-up aggregating 7.4 million rentable sq. ft. Flagler’s income-producing properties are detailed below:
FLAGLER’S INCOME-PRODUCING BUILDINGS
(at December 31, 2005)

	No.
	of		Rentable	Occupied	%	Year
Location	Bldgs.	Type	Sq. Ft.	Sq. Ft.	Occupied	Built
duPont Center
Jacksonville, FL	2	Office Buildings	160,000	143,245	90	1987-88

Deerwood North
Jacksonville, FL	3	Office Buildings	382,943	376,474	98	1999-04

Deerwood South
Jacksonville, FL	4	Office Buildings	520,022	485,948	93	1996-98

Flagler Center	3	Office Buildings	354,566	353,186	100	1998-99
Jacksonville, FL	2	Office/Showroom/Warehouses	209,613	209,613	100	1997-99
	1	Front Load Warehouse	98,800	79,081	80	1997
	1	Rail Warehouse	107,800	107,800	100	1997

Gran Park at The Avenues	3	Office Buildings	241,568	165,832	69	1992-95
Jacksonville, FL	3	Office/Showroom/Warehouses	174,353	116,597	67	1992-97
	1	Office Warehouse	154,326	154,326	100	1996

Office Center at Southpoint
Jacksonville, FL	1	Office Building	59,600	59,600	100	1999

SouthPark Center I & II	5	Office Buildings	707,194	673,554	95	1998-04
Orlando, FL	1	Office/Showroom/Warehouse	131,607	131,607	100	1998

Flagler Station	2	Office Building	339,864	339,864	100	2000
Miami, FL	5	Office/Showroom/Warehouses	367,301	367,301	100	1988-94
	11	Office Warehouses	1,528,286	1,528,286	100	1990-01
	4	Rail Warehouses	397,680	397,680	100	1989-94
	8	Front Load Warehouses	1,027,984	975,384	95	1991-95
	1	Office Service Center	38,956	38,956	100	1994-02
	1	Retail Building	42,800	22,049	52	2002

Doral Concourse Miami, FL	1	Office Building	240,144	199,552	83	2001

Sunrise Corporate Plaza
Sunrise, FL	1	Office building	106,648	106,648	100	1999

Total-100% owned buildings	64		7,392,055	7,032,583	95

Certain of these buildings are mortgaged to secure loans with outstanding balances due of $338.0 million as of December 31, 2005. The mortgage notes consist of $247 million of seven- and ten-year notes with $235.3 million outstanding at December 31, 2005, and a blended interest and principal repayment payable monthly based on a fixed 7.23% weighted-average interest rate on the outstanding principal amount of the mortgage notes and a thirty-year amortization period. In addition, $105 million of seven-year mortgage notes were issued on August 10, 2004 with $102.7 million outstanding at December 31, 2005. These seven-year mortgage notes consist of a $60 million note with a fixed rate of interest of 5.27% and a $45 million note with a floating rate of interest based on the 90-day LIBOR Index plus 1.00% (5.41% at December 31, 2005). Repayments of principal and interest are payable monthly based upon a thirty-year amortization schedule. These notes mature with remaining principal due of $79.5 million in 2008 and $229.5 million in 2011.
The Company periodically reviews its inventory of income-producing commercial and industrial properties, as well as undeveloped properties to determine how best to maximize its value, including possible sale, if market conditions warrant. The Company will continue to develop additional rentable commercial and industrial space if market conditions warrant. The

Company currently has 119,000 sq. ft. under construction and 1,133,000 sq. ft. in the pre-development phase (see Part I, Item 1 Business, in this report on Form 10-K).
At year-end 2005, Flagler had five buildings in lease up. Lease up is defined as the status of a project that has been issued a certificate of occupancy, but has not reached the earlier of 90% occupancy or one year from issuance of certificate of occupancy. The percentage leased/pre-leased denotes the percentage of net rentable sq. ft. for which leases had been signed at December 31, 2005. These properties are detailed below:

			Net Rentable	% Leased / Pre-Leased
Status	Owner	Property Description	Square Feet	at December 31, 2005
Lease Up	Flagler	Flagler Center — Lakeside Two	112,306	31%
Lease Up	Flagler	Deerwood North — Office 4	113,898	84%
Lease Up	Flagler	Southpark Center II — Building 1200	136,414	0%
Lease Up	Flagler	Flagler Center — Building 700	151,178	86%
Lease Up	Flagler	Flagler Station — OW 25	160,211	0%

			674,007

Flagler’s land portfolio includes the following major land holdings:
     Lemberg North (Cordova Palms)
This site, located in St. Johns County along U.S. 1 between Jacksonville and St. Augustine, is comprised of 449 acres and will be bisected by the planned future State Road 312. The Company is pursuing the necessary governmental approvals for the development of a mixed-use project on the site.
     Lakeland Central Park
Flagler is in the regulatory approval phase of the development of this site, which contains 386 developable acres. The property is situated just off Interstate 4 in Lakeland, which is between the Tampa and Orlando markets. Flagler is processing a Development of Regional Impact application for the project, which if successful, will provide entitlements for a mix of uses.
     Fort Pierce K-4
A 320-acre tract is located in St. Lucie County at the southeast quadrant of the intersection of I-95 and the Florida Turnpike. The land use designation for the property is for mixed-use development, with 245 acres of the property presently zoned for heavy industrial. When market analysis reflects the proper demand for industrial use, the property could be developed as industrial zoned property. Various approvals from state, regional and local government entities will be required.
     Downtown Miami Lot
This eight-acre tract is located in downtown Miami fronting on NW First Avenue adjacent to the Miami Arena, the Stephen P. Clark county administration building and the federal courthouse currently being constructed with an estimated completion date of third quarter 2006. The future land-use designation and zoning of the property are for office/mixed-use. Flagler is evaluating the development of the property.

FECR Properties
FECR also owns lands outside of the right-of-way, which are redundant to the Railway’s operating requirements. During 2005, Flagler has started the process to determine the highest and best uses for each parcel. Exclusive of operating rail yards, some of FECR’s land portfolio includes the following:
     Right-of-Way Corridors
The Company continues to hold an interest in several corridors, upon which rail service is not currently provided. The Titusville Branch in Volusia and Brevard counties is approximately 35 miles in length and contains 450 acres. In addition, the Edgewater Branch extends from Edgewater to Maytown connecting to the Aurantia to Benson Junction corridor. This corridor is approximately 16 miles in length and contains 191 acres. The Company is negotiating an agreement to sell both of these corridors to the state of Florida.
A corridor extends southerly for approximately six miles from the Miami International Airport to a major metropolitan mall in Miami-Dade County. The northerly portion of this corridor remains in rail service. In 2005, the southerly five miles were abandoned and the Company is evaluating alternative uses of the right-of-way.
     Miller Tract (Flagler Crossing)
FECR owns approximately 165 acres west of the railroad right-of-way and fronting on the San Sebastian River in addition to Flagler’s 69-acre parcel at the Miller Tract, which fronts U.S. 1 at the northern boundary of the City of St. Augustine. Flagler is assisting the Railway in evaluating appropriate uses and in obtaining development approvals for this real estate.
     Lakeland Distribution Center (Key Safety)
This 117-acre site is located on County Line Road in Lakeland, Florida. Flagler is developing the site for industrial/warehouse uses of up to 1.2 million sq. ft. on approximately 64 developable acres.
     Cadillac Gauge Property
This property is located in an industrial area on Cidco Road in Cocoa, Florida. This property has over 100,000 sq. ft. of warehouse space on 92 acres of land. The property offers a variety of uses.
     Eyster Boulevard
This site is located in the City of Rockledge, south of Eyster Boulevard, and consists of 64 acres with approximately 1,290 ft. of frontage along Eyster Boulevard and over 2,600 ft. of rail frontage. A portion of the site has 330 ft. of frontage along Murrell Road. Approximately 27 acres are under contract for sale and approximately 20 acres are expected to be leased. Both the buyer and the lessee are expected to receive rail service. The remaining 17 acres are expected to be developed or marketed for commercial and industrial uses.
     New Smyrna
This site is located on Route 44 in New Smyrna Beach along Florida’s east coast. The property includes undeveloped acreage and an active FECR locomotive repair shop. The undeveloped acreage offers a variety of uses.
Summary of FECI Land Holdings
The Company owned and managed 5,383 acres of land at year-end 2005, which included 578 acres on which buildings are located; 643 acres of developable land with entitlements, including the projects under development described in Item 1, Part 1 of this report; 2,540 acres of unentitled land, including the undeveloped properties described in Item 1, Part I of this report, and 1,622 acres held by FECR. These properties are held for lease, development and/or sale and are in fourteen counties of the state of Florida with 3,761 acres held by Flagler and 1,622 acres held by FECR.

ITEM 3.	LEGAL PROCEEDINGS
The Company is the defendant and plaintiff in various lawsuits resulting from its operations. In the opinion of management, appropriate provision has been made in the financial statements for the estimated liability that may result from disposition of such matters. The Company maintains comprehensive liability insurance for bodily injury and property claims, but is self-insured or maintains a significant self-insured retention (i.e., deductible) for these exposures, particularly at FECR. These lawsuits are related to alleged bodily injuries sustained by Railway employees or third parties, employment related matters such as alleged wrongful termination and commercial or contract disputes, including disputes related to real estate, property management and bankruptcies.
The Company is subject to proceedings and consent decrees arising out of its historic disposal of fuel and oil used in the transportation business. It is the Company’s policy to accrue environmental cleanup costs when it is probable that a liability has been incurred and an amount can be reasonably estimated. As assessments and cleanups proceed, these accruals are reviewed and adjusted.
The Company is participating, together with several other potentially responsible parties (PRPs), in the remediation of a site in Jacksonville, Florida, pursuant to an agreement with the United States Environmental Protection Agency (USEPA). The site previously accepted waste oil from many businesses. The clean up is substantially completed and the Company has paid its share of the clean-up costs (approximately $0.3 million). The site will have on-going maintenance requirements. Based on the nature of the expected maintenance activities, the Company does not expect its share of maintenance costs to be material.
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
There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock and Dividend Policy
The common stock of FECI is traded on the New York Stock Exchange with the symbol “FLA.” As of February 23, 2006, there were 1,475 holders of record of FECI’s common stock.
The following table shows the high and low sales prices and dividends per share by quarter for 2005 and 2004:

			Cash
			Dividends
Common Stock Price	High	Low	Paid
2005
Fourth Quarter
Common stock	$45.70	$40.55	$0.06
Third Quarter
Common stock	$48.49	$39.91	$0.06
Second Quarter
Common stock	$44.10	$38.90	$0.06
First Quarter
Common stock	$45.50	$40.50	$0.05

2004
Fourth Quarter
Common stock	$46.83	$36.60	$0.05
Third Quarter
Common stock	$40.54	$35.00	$0.05
Second Quarter
Common stock	$40.37	$34.53	$0.05
First Quarter
Common stock	$36.00	$31.62	$0.04
The Company pays quarterly cash dividends on its outstanding shares of common stock. The Company currently expects to continue paying quarterly cash dividends in an amount at least equal to the dividends paid in 2005; however, the determination of the amount of future cash dividends, if any, to be declared and paid by the Company will depend upon, among other things, the Company’s financial condition, funds from operations, level of capital expenditures, future business prospects and other factors deemed relevant by the Board of Directors. The closing price of the common stock was $51.08 as of February 23, 2006.
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

After the transaction with the Trust and the Foundation, the Board authorized the Company to repurchase up to $40 million of common stock through a program of open market purchases and privately negotiated transactions, from time to time. The following table sets forth repurchases made and/or shares surrendered during the three months ended December 31, 2005:

					Total Number of Shares	Maximum Amount of Value
					Purchased as Part of	that may yet be
	Total Number of		Average Price		Publicly Announced Plans or	Purchased under the
	Shares Purchased		Paid Per Share		Programs	Plans or Programs
October	5,778	*	$42.44	*	—	37,711,048

November	—		—		—	37,711,048

December	3,111	*	$42.13	*	—	37,711,048

*	Shares purchased represent shares surrendered to the Company for federal withholding obligations related to employees’ vesting on previously restricted stock.
Securities Authorized for Issuance under Equity Compensation Plan

			Number of Securities Remaining
			Available for Future Issuance
	Number of Securities to be	Weighted Average	Under Equity Compensation
	Issued Upon Exercise of	Exercise Price of	Plans
	Outstanding Options,	Outstanding Options,	(excluding securities reflected in
Plan Category	Warrants and Rights	Warrants and Rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	616,487	$31.78	2,767,803 **

Equity compensation plans not approved by security holders*	105,500	N/A	N/A

Total	721,987	$31.78	2,767,803

*	Shares of restricted stock issued to Adolfo Henriques on March 28, 2005, in connections with his employment as Chairman, President and Chief Executive Officer of the Company.

**	As of December 31, 2005, includes 2,042,388 shares available for future issuance under the Florida East Coast Industries, Inc. 2002 Stock Incentive Plan, as amended and restated effective June 2, 2005, and 725,415 shares reserved for issuance under the Florida East Coast Industries, Inc. Employee Stock Purchase Plan.
On January 6, 2006 the Company and the Codina Group, Inc. announced that a newly formed holding company and certain Company subsidiaries had entered into various agreements to acquire privately held Codina Group and certain related property interests. Equity to be issued in the transaction includes approximately 3.25 million shares of common equity to the contributors, (i) 1,295,399 shares of which are contingent upon the achievement of certain value based milestones and (ii) 288,520 shares to be issued to certain Codina Group employees. In addition, up to $29.2 million of equity may be issued in connection with partnership distributions.
The shares to be issued are treasury shares currently held by the Company. The shares issued in the transaction may not be sold or transferred for periods ranging from one to five years after the closing. The closing is anticipated to occur in the first quarter 2006.

ITEM 6.	SELECTED FINANCIAL DATA
The selected consolidated financial data set forth below with respect to the Company’s consolidated statements of income for each of the five years in the period ended December 31, 2005, and with respect to the consolidated balance sheets for the same periods are derived from the consolidated financial statements. This selected financial data should be read in conjunction with Part II, Items 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), and 8 (Financial Statements and Supplementary Data) included elsewhere herein. Income statement data, discontinued operations and earnings per share results for all years have been reclassified to treat EPIK, FLX and certain Flagler buildings as discontinued operations, consistent with the 2005 presentation. Included in 2002 and 2001 discontinued operations is the impairment of certain telecommunications assets. See Note 5 to the Financial Statements in Item 8 below for additional discussion.

	Years Ended December 31
(dollars in thousands, except per share amounts)	2005	2004	2003	2002	2001
Income Statement Data
Operating revenues *	362,346	378,187	338,264	300,515	245,294
Operating expenses *	(280,083)	(247,955)	(264,554)	(210,773)	(188,452)

Operating profit	82,263	130,232	73,710	89,742	56,842

Interest income	1,659	1,124	946	425	1,170
Interest expense	(20,105)	(16,671)	(17,056)	(19,602)	(6,187)
Other income	14,555	13,023	9,544	10,803	9,288

Income before income taxes	78,372	127,708	67,144	81,368	61,113
Provision for income taxes	(29,006)	(49,806)	(25,851)	(31,327)	(23,529)

Income from continuing operations	49,366	77,902	41,293	50,041	37,584

Discontinued Operations
Income (loss) from operation of discontinued operations (net of taxes) (see details following)	—	106	(173)	(168,615)	(98,970)
Gain on disposition of discontinued operations (net of taxes)	—	2,590	2,104	10,823	—

Income (loss) from discontinued operations	—	2,696	1,931	(157,792)	(98,970)

Net income (loss)	49,366	80,598	43,224	(107,751)	(61,386)

Earnings Per Share
Income from continuing operations – basic	$1.53	$2.25	$1.13	$1.37	$1.03
Income from continuing operations – diluted	$1.52	$2.21	$1.12	$1.36	$1.02
Loss from operation of discontinued operations – basic	—	—	$(0.01)	$(4.63)	$(2.72)
Loss from operation of discontinued operations – diluted	—	—	$(0.01)	$(4.60)	$(2.70)
Gain on disposition of discontinued operations – basic & diluted	—	$0.08	$0.06	$0.30	—

Net income (loss) – basic	$1.53	$2.33	$1.18	$(2.96)	$(1.69)
Net income (loss) – diluted	$1.52	$2.29	$1.17	$(2.94)	$(1.68)

Weighted-average shares – basic	32,281	34,530	36,502	36,446	36,397

Weighted-average shares – diluted	32,584	35,217	36,865	36,635	36,608

Cash dividends declared on common stock	7,518	6,498	60,453	3,658	3,652

Cash dividends declared per share on common stock	$0.23	$0.19	$1.645	$0.10	$0.10

*	Includes costs and recoveries associated with hurricane related damage. See Items 7 & 8 for breakout and discussion of these costs and recoveries.

Details of certain Flagler buildings’ income (loss) from operation of discontinued operations are provided in the following tables:

	Years Ended December 31
(dollars in thousands)	2005	2004	2003	2002	2001
Summary of Operating Results of Discontinued Operations
Flagler realty rental revenues	—	718	2,030	4,133	4,368
Flagler realty rental expenses	—	545	2,540	2,440	1,786

Operating income (loss)	—	173	(510)	1,693	2,582
Interest income	—	—	43	73	291

Income (loss) before income taxes	—	173	(467)	1,766	2,873
Income taxes	—	(67)	180	(680)	(1,106)

Income (loss) from operation of discontinued operations	—	106	(287)	1,086	1,767

	Years Ended December 31
(dollars in thousands)	2005	2004	2003	2002	2001
Balance Sheet Data
Total assets	1,137,744	1,063,193	1,008,350	1,051,236	1,200,670
Cash and cash equivalents	75,990	126,166	125,057	83,872	14,089
Properties, less accumulated depreciation	955,395	853,458	814,683	795,650	1,064,899
Long-term debt	332,760	338,065	238,305	294,143	282,784
Shareholders’ equity	539,057	464,926	558,133	573,316	684,169

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis should be read in conjunction with Item 8, Financial Statements, Item 1, Business, and Item 2, Properties, included elsewhere herein. The following discussion contains forward-looking statements (see cautionary statement at the front of this report). The Company’s actual results may differ significantly from those projected in the forward-looking statements
GENERAL OVERVIEW
FECI is a holding company engaged in the rail and real estate businesses through two wholly owned subsidiaries.
The Company’s assets and operations are located in Florida. Consequently, the Company’s performance is significantly affected by the general health of the Florida economy, while more broadly affected by the national economy, and international economies, including the Caribbean, South America and Asia.
The Company generates rail-operating revenues primarily from the movement of freight in both conventional freight cars and intermodal shipments of containers and trailers on flatcars. Starting in November of 2002, FECR began certain drayage operations for intermodal shipments (drayage is the movement of containers or trailers by truck to and from a rail yard). Freight and drayage revenues are recorded as freight moves from origin to destination. Modest non-freight operating revenues are derived from demurrage and detention (equipment per diem paid by customers), switching, weighing, special train and other transportation services. The Company has one railroad customer that accounted for approximately 20%, 21% and 20% of the railroad’s freight revenues in 2005, 2004 and 2003, respectively. The Company does not believe that this customer will cease to be a rail shipper, or will significantly decrease its freight volume in the near future. FECR’s top five customers accounted for approximately 42%, 43%, and 43% of 2005, 2004 and 2003, respectively, freight revenues. While FECR may compete directly with certain of its connecting rail carriers, FECR revenues can also be affected by broader rail industry issues like service reliability, shipper satisfaction, government regulation, and the effects of Class I mergers and acquisitions. Additionally, broader transportation industry issues associated with motor carriers, ships, barges and ports can affect transportation logistics and patterns, which influence rail shipments and freight revenues.
The Company’s rail expenses consist of salaries and wages (71% of FECR’s work force is covered by collective bargaining agreements, which were amended in 2005, with terms ranging from three to five years), related payroll taxes and employee benefits, depreciation (primarily reflecting FECR’s capital requirements for maintaining the current operations), insurance and casualty claim expense, diesel fuel, car hire (generally, a net rent credit received from others utilizing FECR’s car fleet less rents paid by FECR to use foreign equipment), property taxes, materials and supplies, purchased services and other expenses. Many of the Railway’s operating expenses are of a relatively fixed nature, and do not increase or decrease proportionately with increases or decreases in operating revenues unless the Company’s management takes specific actions to restructure the Company’s operations. The Company experiences increases/decreases in fuel costs as the price of diesel fuel fluctuates in the market.
The Company’s real estate operations are cyclical and are affected by local demographic and general economic trends and the supply and rate of absorption of new construction. Although the Company’s real estate business has a large portfolio of income-producing properties expected to provide reasonably stable operating results from a large and diverse customer base, the Company’s real estate earnings may be significantly affected from period to period by the nature and timing of sales of developed property and non-core real estate assets as well as market conditions that tighten competition for tenants. Acquisitions may also significantly affect the comparability of operating results period to period due to the immediate impact from the addition of income-producing developed operating properties like acquisitions utilizing tax-deferred net land sales proceeds as was the case in 2005. Additionally, certain significant expenditures (including capital for maintaining or providing infrastructure to the properties) may fluctuate significantly over time.
Flagler has a portfolio of land, which includes land held for future development (entitled and unentitled), surplus land, some of which is under contract or held for sale, and land located in the parks that is under the existing buildings (578 acres) or undevelopable (811 acres). During 2006, additional developable land is expected to be purchased from reinvested land sale proceeds in qualifying tax-deferred exchanges. These properties will be held for future development. With the addition of developable properties from the Codina acquisition, the pace of development is expected to increase over the next five to ten years. The Company’s determination to develop or sell property is based on market conditions. Flagler holds approximately 85 acres of surplus land included in unentitled land above, all of which is either on the market or under contract for sale and expected to be sold over the next several years.

Real estate operating revenues are generated from (i) rental agreements on its office and industrial portfolio of buildings, as well as rents on its land holdings, (ii) sales of land and/or buildings and (iii) development, brokerage and property management services provided to customers.
Real estate operating expenses include costs of managing its office and industrial properties, costs associated with providing services to customers, and costs associated with land (both holding and development costs) and building sales. The Company incurs property management expenses, such as building maintenance, leasing costs and property taxes, beginning when buildings are completed and placed in the Company’s inventory of leasable properties. The Company sells certain real estate holdings when the return on such sales is considered advantageous, causing fluctuations in costs of real estate sales based on the basis in the properties sold, timing, and significance of such dispositions.
FECR owns or has an interest in approximately 1,622 acres of land that is held for lease, development and/or sale, including three rail corridors (696 acres) that are either abandoned or are candidates for abandonment. There are 807 acres currently on the market or under contract for sale, including 641 acres of rail corridor. FECR continues to evaluate the appropriate uses for the remaining land. The abandoned corridors include approximately fifty miles of rail lines in East Central Florida, which the Company expects to sell to the state of Florida for recreational purposes, and an additional six miles in Palatka, Florida.
Passive revenues are generated from leases of railroad right-of-way to telecommunication and other companies for the installation of fiber optic, utilities, and other conduits, and additional uses of the right-of-way (e.g., signboards) and one-time income associated with the sale of air rights and related surface and sub-surface easements and licenses on the right-of-way. These revenues, along with their associated expenses, are recorded net in “other income”.
On January 6, 2006, the Company and Codina Group, Inc. announced that a newly formed holding company and certain Company subsidiaries of FECI had entered into various agreements to acquire privately held Codina Group, Inc. and certain related property interests. In separate transactions, subsidiaries of the Company will acquire certain land parcels from Armando Codina and will become a general partner in a partnership currently wholly owned by Mr. Codina and his family.
Headquartered in Coral Gables, Florida, Codina Group, Inc. is an integrated commercial real estate, development, construction, leasing, property management and brokerage firm with 150 employees.
In addition to Codina Group, the transactions will include the following projects under current and future development in South Florida:
100% Owned
*	Beacon Countyline, 457 acres in Hialeah plus an additional 40 adjacent acres; future plans are for the creation of a large industrial park

*	Beacon Commons, 92 acres in Doral, future site of a retail, office and residential development

*	Gables Office Building, a 45,000 sq. ft. office building to be developed in Coral Gables during 2006
Joint Ventures
*	Beacon Lakes, 21.2% interest in a venture with AMB Properties that owns a 432-acre industrial park, including three industrial buildings and entitlements for an additional 6.2 million sq. ft. in West Dade

*	Red Road Commons, a proposed 50% interest in a venture with an affiliate of Fairfield Properties, Inc. to build 407-unit residential apartments on land to be leased in South Miami

*	Beacon City Center, a venture with an affiliate of JPMorgan that holds an exclusive option to acquire and redevelop a 77-acre property in Doral into approximately 2,840 residential units and 72 office condominiums

*	Burger King, a proposed 30% interest in a venture with an affiliate of JPMorgan to acquire land and construct a 15-story, 250,000 sq. ft. building for Burger King’s corporate headquarters.
The properties being acquired are expected to be developed into approximately 11 million sq. ft. of industrial space, 600,000 sq. ft. of office space, 750,000 sq. ft. of retail space and 3,500 multi-family units.

Total consideration of $270 million is comprised of:
*	$168 million in equity, including $55 million which is contingent upon the achievement of certain value-based milestones; up to $30 million contingent upon partnership distributions; and approximately $12 million of restricted stock to be granted to certain Codina group employees. (Equity issued in connection with the transaction may not be sold or transferred for periods ranging from one to five years after the closing).

*	$36 million of debt to be assumed or repaid at closing.

*	Separate transactions totaling $66 million, in which Flagler Development Company will buy Beacon Commons and Florida East Coast Railway will acquire 40 acres adjacent to Beacon County line. Flagler and the Railway expect to purchase these properties utilizing tax-deferred sales proceeds.
Upon the closing of the acquisition, Mr. Codina will join the FECI management team as President and Chief Executive Officer of Flagler and Codina Group and will join the FECI Board of Directors. The transaction is subject to various closing conditions and is expected to be completed in the first quarter of 2006.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Net cash generated by operating activities was $84.9 million, $72.3 million and $136.0 million in the years ended December 31, 2005, 2004 and 2003, respectively. The year-to-year (2005 versus 2004) fluctuation in net cash generated by operating activities primarily reflects increased cash earnings from operations impacted by the effect of changes in working capital and certain non-cash items. The 2003 to 2004 year-to-year fluctuation in net cash generated by operating activities, primarily reflect a $74.6 million income tax refund received during the second quarter of 2003.
During the years ended December 31, 2005, 2004 and 2003, cash flows (used in) provided by investing activities were $(139.6) million, $10.0 million and $22.0 million, respectively, representing primarily costs of development and purchases of properties (including the purchase of $78.5 million in 2005 for buildings and land with §1031 funds), offset by proceeds from the disposition of assets (mostly buildings and land). Proceeds from asset sales were $35.2 million, $121.5 million and $124.2 million in 2005, 2004 and 2003, respectively.
During the years ended December 31, 2005, 2004, and 2003, the Company invested approximately $133 million, $80 million and $75 million, respectively, at Flagler. The increase in 2005 primarily relates to the purchase of two office buildings in the first quarter 2005 by Flagler and FECR using §1031 proceeds, totaling $60.6 million. Flagler’s 2005 capital expenditures reflect a total of $76 million for acquisitions, $48 million for new development and $9 million for improvements to current buildings.
Capital investment at Flagler for 2006 is expected to be between $80 million and $90 million, for new development ($73 million to $78 million) and improvements to current buildings ($7 million to $12 million) and before consideration for the Codina Acquisition.
For the years ended December 31, 2005, 2004 and 2003, the Company’s capital investments at FECR were approximately $39 million, $30 million and $27 million, respectively. Capital investment at FECR for 2006 is expected to be between $48 million and $53 million, for normative improvements ($28 million to $31 million) and productivity/growth improvements ($20 million to $22 million) and before the purchase of any strategic land parcels to be inventoried for future Railway customers.
Net cash provided by (used in) financing activities was $4.5 million, $(81.1) million and $(116.9) million in the years ended December 31, 2005, 2004 and 2003, respectively. Financing activities for 2005 included payments for the purchase of common stock, increased mortgage debt payments at Flagler, and increased dividend payments, offset by proceeds from the exercise of stock options. 2004 cash (used in) financing activities includes proceeds from the issuance of $105 million seven-year non-recourse mortgage notes issued in the third quarter of 2004 offset by the purchase of 5.5 million shares of common stock from The Alfred I. duPont Testamentary Trust and The Nemours Foundation for approximately $191 million. Finance activities in 2003 were primarily the repayment ($53 million) of monies borrowed on the line of credit and the payment ($60.5 million) of dividends including a special dividend of $1.50 per share.

Off-Balance Sheet Arrangements
The Company and its subsidiaries have entered into operating leases (see also, the discussion of Debt and Other Commitments in Note 15 of Item 8 of the consolidated financial statements) that are disclosed in the next section, “Contractual Obligations and Commercial Commitments.”
Contractual Obligations and Commercial Commitments
Contractual Obligations
Payments due by Period
(dollars in thousands)

		Less
Contractual Cash Obligations		than 1			After 5
At December 31, 2005	Total	year	2-3 years	4-5 years	years
Long-term debt obligations **	443,906	27,539	133,076	41,054	242,237
Capital lease obligations	725	185	370	170	—
Operating lease obligations	6,459	2,108	2,520	1,492	339
Unconditional purchase obligations *	17,198	15,457	1,445	296	—
Other long-term obligations	—	—	—	—	—

Total contractual cash obligations	468,288	45,289	137,411	43,012	242,576

*	Unconditional purchase obligations at December 31, 2005 consisted of outstanding forward purchase agreements for diesel fuel at FECR and various purchase agreements.

**	Includes payments of principal and interest.
Amount of Commitments
Expiration per Period
(dollars in thousands)

	Total	Less
Other Commercial Commitments	Amounts	than 1			Over 5
at December 31, 2005	Committed	year	2-3 years	4-5 years	years
Lines of credit	—	—	—	—	—
Standby letters of credit	803	288	515	—	—
Guarantees	66	66	—	—	—
Other commercial commitments	10,785	10,410	375	—	—

Total commercial commitments	11,654	10,764	890	—	—

At December 31, 2005, the standby letters of credit were primarily for construction commitments related to building and infrastructure projects at Flagler’s project locations and to cover deductibles related to insurance policies. Other commercial commitments primarily include amounts committed to customers and vendors for construction projects at Flagler-owned developments.
On January 6, 2006, the Company announced that a newly formed holding company and certain Company subsidiaries had entered into various agreements to acquire privately held Codina Group, Inc. and certain related property interests held directly or indirectly by Mr. Armando Codina for total consideration of $270 million. See earlier acquisition discussion contained in this item of the form 10-K.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004 and 2003

	Years Ended December 31
(dollars in thousands)	2005	2004	2003
Cash Flows from Operating Activities
Net income	49,366	80,598	43,224
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	55,477	48,769	47,498
Gain on disposition of assets	(25,351)	(93,265)	(60,675)
Tax benefit from exercise of stock options / restricted stock	5,261	4,056	—
Deferred taxes	7,438	48,052	22,808
Stock compensation expense	9,900	4,819	3,189
Changes in operating assets and liabilities:
Accounts receivable	(3,297)	(8,836)	(2,236)
Prepaid expenses	(2,012)	206	(106)
Materials and supplies	(2,018)	(219)	107
Straight line rent	(6,488)	(5,604)	(6,618)
Prepaid commissions	(5,448)	(1,172)	(85)
Other assets and deferred charges	(201)	(8,224)	(896)
Accounts payable	1,194	17,356	2,173
Taxes payable	2,201	(8,335)	3,581
Income tax refund	2,800	—	74,572
Deferred revenue	(154)	2,661	462
Amounts due to contractors	(1,988)	1,618	2,095
Accrued interest	30	391	(19)
Other accrued liabilities	(803)	(12,164)	8,896
Accrued casualty and other long-term liabilities	(1,013)	1,548	(1,932)

Net cash generated by operating activities	84,894	72,255	136,038

Cash Flows from Investing Activities
Purchases of properties	(174,752)	(111,551)	(102,181)
Proceeds from disposition of assets	35,202	121,537	124,218

Net cash (used in) provided by investing activities	(139,550)	9,986	22,037

Cash Flows from Financing Activities
Receipt from issuance of mortgage debt (Note 15)	—	105,000	—
Payment of mortgage debt	(4,896)	(3,289)	(2,641)
Net payments on line of credit	—	—	(53,000)
Payment of dividends	(7,518)	(6,498)	(60,453)
Proceeds from exercise of options	21,594	16,674	2,898
Stock repurchase program payments (Note 15)	(2,289)	(191,126)	(2,921)
Purchase of common stock	(2,411)	(1,893)	(773)

Net cash provided by (used in) financing activities	4,480	(81,132)	(116,890)

Net (Decrease) Increase in Cash and Cash Equivalents	(50,176)	1,109	41,185
Cash and Cash Equivalents at Beginning of Year	126,166	125,057	83,872

Cash and Cash Equivalents at End of Year	75,990	126,166	125,057

Supplemental Disclosure of Cash Flow Information
Cash paid (received) for income taxes (net of refunds)	11,500	4,700	(73,736)

Cash paid for interest	22,320	19,252	17,988

On February 22, 2005, the Company entered into a new unsecured $150 million, 5-year revolving credit agreement with a syndication of banks. The new credit facility provides a more favorable interest rate and terms and replaces the Company’s previous $200 million credit agreement. The Company pays (quarterly) commitment fees, as applicable under the agreement, at a range of 12.5 to 25.0 basis points. The Company’s revolving credit agreement requires the maintenance of certain financial ratios (interest coverage and leverage) and maintenance of minimum established levels of net worth. The Company believes the most restrictive of such ratios is the Leverage Ratio (as defined in the Credit Facility Agreement). The Credit Facility Agreement provides that at December 31, 2005, the Company’s Adjusted Total Debt/Adjusted Total EBITDA ratio shall be no greater than 3.00 to 1.00. At December 31, 2005, the Company’s actual Adjusted Total Debt/Adjusted Total EBITDA ratio was 0.02 to 1.00. In addition there are various established limitations (dollars and otherwise) on certain types of liens, investments (including loans and advances) and acquisitions, limitation on transactions with affiliates, merger and sales of all or substantially all of the assets; and use of proceeds. Some of the above covenants provide specific exclusion of certain financing and investing activities at Flagler. Borrowings under the credit agreement bear interest at variable rates linked to the LIBOR Index. Interest on borrowings is due and payable on the “rollover date” for each draw. Outstanding borrowings can be paid at any time by the borrower, or at the conclusion of the facility’s term. At December 31, 2005, there were no borrowings outstanding on this facility.
On January 6, 2006, the Company announced that a newly formed holding company and certain Company subsidiaries had entered into various agreements to acquire privately held Codina Group, Inc. and certain related property interests held directly or indirectly by Mr. Armando Codina for total consideration of $270 million. The total consideration of $270 million includes $66 million of cash for certain property interests, assumption or repayment of $36 million of debt and up to $168 million of equity securities (includes $85 million of contingent consideration). The contingent equity is contingent upon achievement of certain value based milestones including $30 million tied to certain land use approvals, $30 million upon certain partnership distributions from a joint venture, $20 million is based on cumulative FECI stock price improvements of up to an additional $27.00 over the next five years; and $5 million is dependent on a decision to move forward with a proposed residential development. The purchase price is subject to post-closing adjustment based on certain closing conditions. The Codina acquisition, subject to certain closing conditions, is expected to close during the first quarter of 2006. The Company expects to use existing cash and cash equivalents and potential borrowings under its un-drawn $150 million revolving credit agreement (subject to an amendment for such acquisition) to satisfy the cash and debt repayment needs of closing the acquisition.
The properties being acquired are expected to be developed into approximately 11 million sq. ft. of industrial space, 600,000 sq. ft. of office space, 750,000 sq. ft. of retail space and 3,500 multi-family units. The net investment to fully develop these properties, after out parcel and condo sales, is nearly $750 million.
Results of Operations for 2005 compared to 2004 and 2004 compared to 2003
Discussions are based on segment information – see Note 9 included in Item 8 of this report.
Impact from Hurricanes
The Railway suspended service early Sunday, October 23, 2005, in anticipation of the arrival of Hurricane Wilma. Rail service was disrupted for approximately two weeks due to widespread power outages that prevented automatic grade crossing warning systems and railroad signals from operating. All scheduled rail service resumed on November 7, 2005 after all sections of track power was restored and all rail crossings passed inspection.
The Company estimates that FECR will incur approximately $3.4 million of incremental costs related to clean-up costs, property damage, grade crossing operations, support and additional train crew costs as a result of trains operating at reduced speeds. The Railway is in the process of filing claims for reimbursements and recoveries; however, the ultimate total amount of these recoveries cannot be estimated at this time. Included in this amount is $0.5 million in costs related to Hurricanes Katrina and Rita.
Several of Flagler’s buildings located in Flagler Station sustained damage from Hurricane Wilma, primarily roofs and landscaping. The total damage (cash outlays) is estimated to be approximately $7.0 million to $7.5 million, of which approximately $4.0 million to $5.0 million is currently expected to be recovered from insurance and tenants. There was additional damage due to Hurricane Katrina that was less than $0.1 million.
The American Institute of CPAs (AICPA) issued Technical Practice Aide (TPA) §5400.05 in September 2005, which provides guidance on the accounting treatment of natural disaster related costs. TPA §5400.05 does not allow recognition of a natural disaster related cost until such time that the cost is a legal obligation of the Company. Accordingly, the Company has recorded those costs where a legal obligation was present at December 31, 2005. However, in an effort to provide a more complete accounting for the cost of the hurricane damages management provides the table below. This table reflects the total estimated cost and expected recoveries related to the hurricane damage. The table also shows costs and recoveries reflected on the operating results and capital accounts for the fourth quarter and full years of 2005 and 2004.

2005 HURRICANE COST AND RECOVERY SUMMARY

	Total
	Estimated	Cost (Recovery)	Cost (Recovery)
	Cost and	recognized	recognized
(dollars in thousands)	(Recovery) *	in fourth quarter	Year to date
Railway
Operating expenses (“Hurricane Costs”)	3,375	2,303	2,606
Capital expenditures (“Properties”)	—	—	—
“Hurricane crossing reimbursement” (recoveries) (net)	(867)	(617)	(617)
Insurance recovery **	—	—	—
Other Rental
Operating expenses (“Hurricane Costs”)	409	55	284

Flagler
Operating expenses (“Hurricane Costs”)	1,770	772	772
Capital expenditures (“Properties”)	5,425	279	279
Asset write-off due to replacement ***	2,119	187	187
“Flagler CAM recoveries associated with Hurricane”	(777)	(343)	(343)
Insurance recovery	(3,852)	—	—

*	The amounts shown in this column are management’s best estimates of total costs to be incurred and amounts to be recovered due to the 2005 hurricanes, however, these estimates are subject to change, which could be material.

**	The Railway’s insurance recovery cannot be reasonably estimated at this time as discussions with our insurance carrier are in the beginning stages. We expect these discussions to continue throughout the first half of 2006.

***	Represents assets (primarily roofs) expected to be replaced in 2006 and their related write-off of remaining net book value.
2004 HURRICANE COST AND RECOVERY SUMMARY

	Total
	Estimated	Cost (Recovery)	Cost (Recovery)
	Cost and	recognized	recognized
(dollars in thousands)	(Recovery)	in fourth quarter	Year to date
Railway
Operating expenses (“Hurricane Costs”)	3,041	602	3,041
“Hurricane crossing reimbursement” (recoveries) (net)	(961)	(961)	(961)
Insurance recovery	—	—	—
Other Rental
Operating expenses (“Hurricane Costs”)	179	47	179

Flagler
Operating expenses (“Hurricane Costs”)	109	109	109
Capital expenditures (“Properties”)	—	—	—
Asset write-off due to replacement	—	—	—
“Flagler CAM recoveries associated with Hurricane”	(93)	(93)	(93)
Insurance recovery	—	—	—
Railway
FECR’s management team continued its focus on improving profitability during 2005 and 2004. Continuing investments in both operational and human capital were made during these periods to enhance customer service and safety while controlling costs. FECR transported record levels of aggregate during 2005 and 2004 in support of the Florida construction industry. The intermodal business continues to be strong as is evidenced by its tenth consecutive quarter over quarter growth. Leading the way is the growth of our local intermodal business with increased business in our international, retail and parcel LTL segments. The “Hurricane Train” service, an Atlanta based intermodal service introduced in 2001 also contributed to the increased revenues. Also critical to our growth was the complete re-branding and integration of FECR’s drayage services into our intermodal product mix. During 2005 and 2004, the Company reinvested approximately $39 million and $30 million, respectively, of capital in equipment, land, improved physical plant and new technologies at FECR.

RAILWAY OPERATING RESULTS

	Years Ended December 31
(dollars in thousands)	2005	2004	2003
Railway segment’s operating revenues	237,870	200,762	181,057
Railway segment’s operating expenses	174,141	153,436	138,069

Railway segment’s operating profit	63,729	47,326	42,988

Railway segment’s operating ratio	73.2%	76.4%	76.3%
TRAFFIC
Years Ended December 31
(dollars and units in thousands)

	2005	2004	2003	2005	2004	2003
Commodity	Units	Units	Units	Revenues	Revenues	Revenues
Rail carloads
Crushed stone (aggregate)	140.3	127.2	120.8	69,897	60,271	55,453
Construction materials	7.2	5.7	5.6	5,333	3,827	3,157
Vehicles	23.5	22.2	23.1	19,025	17,577	18,161
Foodstuffs & kindred	13.7	12.5	11.9	11,972	9,922	8,902
Chemicals & distillants	3.5	3.7	3.6	4,489	4,367	4,135
Paper & lumber	7.4	5.6	6.6	8,092	6,162	6,565
Other	15.0	14.1	15.5	10,486	8,592	8,803

Total carload	210.6	191.0	187.1	129,294	110,718	105,176
Intermodal	309.3	283.3	252.1	103,008	86,379	72,642

Total freight units/revenues	519.9	474.3	439.2	232,302	197,097	177,818
Ancillary revenue	—	—	—	5,568	3,665	3,239

Railway segment revenue	—	—	—	237,870	200,762	181,057

	Years Ended December 31
(dollars in thousands)	2005	2004	2003
Rail Operating Expenses
Compensation & benefits	58,714	54,775	51,207
Fuel	25,117	16,273	13,650
Equipment rents (net)	4,290	3,315	3,032
Car hire (net)	(1,954)	(2,818)	(2,730)
Depreciation	21,820	20,167	19,562
Purchased services	9,786	9,793	8,566
Repairs billed to/by others (net)	(3,690)	(3,454)	(3,566)
Load/unload	9,188	8,009	7,407
Casualty & insurance	5,352	6,212	6,160
Property taxes	5,797	5,565	5,481
Materials	12,487	10,220	9,161
General & administrative expenses	8,167	8,724	9,462
Outside contractor delivery costs	14,376	11,651	8,100
Other *	4,691	5,004	2,577

Total operating expenses	174,141	153,436	138,069

(Prior year’s results have been reclassified to conform to current year’s presentation.)

*	Includes $2.6 million and $3.0 million of hurricane costs in 2005 and 2004, respectively, and $(0.6) million and $(1.0) million of “Hurricane crossing reimbursement” (recoveries) (net) in 2005 and 2004, respectively.

Revenues — 2005 versus 2004
Railway segment revenues increased $37.1 million to $237.9 million in 2005 from $200.8 million in 2004. Carload revenues increased $18.6 million (Rate/Length of Haul — $7.3 million; Volume — $11.3 million) over 2004 levels, which was driven by record levels of traffic. Aggregate revenue increased $9.6 million in 2005 over 2004 mainly due to the continued demand in the Florida construction market. Foodstuffs and Kindred products increased $2.1 million due to growth in the existing customer base as well as the addition of a new customer. Hurricane relief products continued to be shipped during the year 2005 as evidenced by the increased revenues ($1.5 million and $1.9 million) in both Construction Materials and Paper and Lumber commodities, respectively. Vehicles increased $1.4 million mainly due to volume. Intermodal revenues increased $16.6 million (Rate — $8.7 million; Volume — $7.9 million) in 2005 over 2004. Leading this increase was the local intermodal business and dray services. The local intermodal business growth was mainly attributed to retail customers, international shippers and parcel LTL carriers. Included in revenues for the years ending December 31, 2005 and 2004, respectively, is $13.2 million and $4.6 million of fuel surcharges for increased fuel prices. The variance in fuel surcharges year over year of $8.6 million is included in the Rate/Length of Haul variance above. The Company changed its fuel policy effective September 1, 2005 to more accurately match increasing fuel prices to fuel surcharges passed on to our customers. The year to date impact of the policy change is estimated at $0.8 million in additional fuel surcharge revenue. FECR incurred one day with no traffic and thirteen days of limited traffic in fourth quarter 2005 due to Hurricane Wilma.
Revenues — 2004 versus 2003
Railway segment’s operating revenues increased $19.7 million to $200.8 million in 2004 versus $181.1 million in 2003. Most of the increase resulted from intermodal revenues ($13.7 million) and aggregate rock revenues (crushed stone) ($4.8 million). Freight revenues were $197.1 million for 2004, compared with $177.8 million for 2003. Intermodal revenues increased $13.7 million to $86.4 million for 2004. After years of decline from haulage traffic with a connecting carrier, this revenue increased $2.2 million to $9.9 million in 2004. The “Hurricane Train” service from Atlanta resulted in additional revenues of $3.2 million, showing its success in the Atlanta marketplace, and local traffic (including drayage) increased $9.0 million over 2003 primarily from increased traffic from the retail segment, motor carriers, parcel LTL carriers and the international segment. Offsetting these intermodal revenue increases was a reduction in the intermodal traffic from one of its interline carriers. Freight revenues from aggregate rock/crushed stone traffic increased $4.8 million in 2004 due to an increase in construction demand throughout the state of Florida. Revenues from construction materials increased $0.7 million due to the high demand for domestic building products as Florida’s construction and re-construction (hurricane related) demand increased. Revenues from foodstuff traffic increased $1.0 million due to increased business from one major customer and new customers locating on FECR’s line. Automotive (vehicles) traffic decreased $0.6 million to $17.6 million primarily due to the change in shipment patterns for automobiles bought back from rental car agencies.
Expenses — 2005 versus 2004
Operating expenses increased $20.7 million to $174.1 million for the year ended December 31, 2005, compared with $153.4 million for the same period last year. Compensation and benefits increased $3.9 million due to general wage increases, and variable compensation expenses (stock compensation costs and bonus). Fuel expense increased $8.8 million of which $7.2 million is related to price increases. Equipment rents increased $1.0 million due to increased rates and volume. Car hire increased $0.9 million due to volume and rate increases as well as reductions in off line rents for equipment that is at the end of its life cycle. Increased 2005 depreciation expenses ($1.7 million) results primarily from $0.8 million of depreciation on 2005 capital additions and $0.7 million of increased depreciation resulting from the adjusted depreciation lives from the locomotive and rolling stock economic engineering studies. Load/unload expenses increased $1.2 million primarily due to volume. Materials increased $2.3 million primarily due to freight car wheel replacement and repairs required by rules of the Association of American Railroads, the Company raising its own repair standards for owned equipment, the replacement of certain defective wheels manufactured in 2005 by a certain vendor, and the increased price of steel. Outside contractor delivery costs increased $2.7 million due to increased business and increased costs for driver services. The above expense increases were offset by a decrease in Casualty & Insurance of $0.9 million primarily due to lower personal injury claims. The decrease in other expenses of $0.3 million is mainly attributed to $2.0 million in net costs incurred in 2005 for Hurricanes Wilma, Katrina and Rita compared to net costs incurred in 2004 for an $0.8 million main line derailment and $2.0 million for Hurricanes Frances and Jeanne.
During 2003, FECR commenced an “engineering and economics” based study of its principal right-of-way and equipment assets to develop a multi-year maintenance and replacement plan and associated estimates of the assets’ remaining lives. The engineering studies segregated the equipment and right-of-way assets into the following major groupings: locomotives, rolling stock and equipment (e.g., hoppers, flatcars, auto racks, trailers, etc.), bridges, and track structure (rail, ties, ballast, and other track material). During the third and fourth quarters of 2004, the engineering studies (including associated estimated depreciation lives) for locomotives and rolling stock were completed. During the first quarter of 2005, the engineering study for bridges was finalized. The track structure engineering study was finalized in the fourth quarter of 2005.
The track study evaluated FECR’s entire mainline, branch lines and yards from Jacksonville to Miami, Florida. The study’s fieldwork involved hi-rail inspections of the main line, tie samples in each mile of track and rail measurements taken at each tie sample location. In each yard, samples of tie and rail conditions were taken to develop a general picture of the overall condition of the yard.
From the track study, FECR identified four major components for its track assets: rail, ties, ballast and other track material (OTM). Overall, the study indicated the track system to be in good condition. The study generally recommends that we continue our general maintenance programs (e.g., surfacing, bolt fastening, undercutting, etc.) at our current levels. In 2005, $13.8 million was spent on our track maintenance programs. The 2006 budget includes $13.7 million of track maintenance programs, which is in line with the study recommendations. Nothing significant was found in yard maintenance during the track study.
The study also evaluated the condition and replacement of our track assets. One of the major components that impact the replacement of rail and track materials is tonnage. The Transportation Test Center (TTCI) in Pueblo, Colorado indicates a tangent rail life expectancy based on 1.460 billion gross tons for generic mainline rail with a six-inch base (132, 136 and 141 pound). Between the periods of 1970 – 1977, FECR replaced approximately 74% of its main line track with generally small amounts of rail replacement from 1978 through 2005. The average annual tonnage on FECR’s rail averaged approximately 9 million gross tons during the 1970’s. Subsequent to the 1970’s, annual tonnages have steadily increased with annual tonnage during the last decade of approximately 37 million gross tons. Given these historical tonnage amounts, FECR expects our existing rail assets to meet their current life expectancy of 50 years with no impact on depreciation rates. Going forward, if FECR experiences expected annual tonnage levels of 50 million gross tons, the lives for newly installed rail and other track components after December 31, 2005 will need to be adjusted potentially within a range of 35 to 45 years. The potential annual depreciation impact for the change in rail and OTM assets (if adjusted to a range of 35 – 45 years) would be less than $0.1 million in 2006 (year one of change) and range from $0.2 million to $0.4 million in year 2015 (year 10 after change) based on normative expected capital budgets. The study indicated no substantive change in the depreciable lives of ties and ballast, at generally 40 years.
The bridge study covered FECR’s 72 bridges or approximately 13,000 linear feet of bridge assets (30% were inspected during the study). The bridge study indicated no substantive change in the depreciable lives and generally, bridges would continue to be depreciated over a 61.5-year life. The bridge study also indicated that while FECR’s bridge assets are in acceptable operational condition based on the Company’s continuing maintenance and inspection programs, FECR is entering a 10 to 20 year period where, based on the age and construction materials used, certain bridges will be studied further, monitored and possibly replaced. The management team does not expect replacement costs for bridges to materially alter its normative annual capital budget, however this estimate is subject to change, and such changes could be material. The study did not include the downtown Jacksonville bridge, which spans the St. Johns River, which was evaluated separately (due to its scale and design). The study recommended rehabilitation of the pier protection structures for the Jacksonville bridge main channel. This work commenced in 2005 and will be completed in the first quarter 2006. No other significant change in capital maintenance or replacement programs was noted.
The locomotive and rolling stock study indicated no substantive change in the annual maintenance or capital replacement programs. FECR will continue its general practice of maintaining locomotives and rolling stock for the entirety of their useful operating life.
From the locomotive engineering study, FECR identified three major sub-components of its locomotive assets: Hulk/Chassis, Locomotive engine and Combos (e.g., wheel assemblies, electric motors, etc.) The replacement and resulting depreciable lives for each of these sub-components is 50 years, 7 years and 3 years, respectively. Annual depreciation is expected to increase approximately 11% or $0.3 million as a result of the study. These depreciable lives were implemented in the fourth quarter of 2004.
From the rolling stock engineering study, FECR identified three major sub-components of its rolling stock assets: Hulk/Chassis, wheel assemblies (e.g., trucks), and doors. The replacement and resulting depreciable lives for each of these sub-components is 40 to 50 years, 7 years and 7 years, respectively. General FECR equipment, which was included in the rolling stock study, has depreciable lives of 10 to 20 years. Annual depreciation is expected to increase approximately 11% or $0.4 million as a result of the study. These depreciable lives were implemented in the first quarter of 2005.

These studies, their conclusions and on-going evaluations may result in material changes in FECR’s maintenance and capital spending and in the estimated remaining useful lives of its property, plant and equipment, which may affect future depreciation rates and expense.
Expenses — 2004 versus 2003
Operating expenses increased $15.3 million to $153.4 million in 2004, compared with $138.1 million in 2003. A significant portion of the increased expenses resulted from increased volumes and the impact of three Florida hurricanes that impacted the property. Compensation and benefits increased $3.6 million or 7.0% to $54.8 million in 2004 primarily because of the Railway’s general wage increases for 2004, additional labor costs to move higher traffic levels and increases in variable compensation. Fuel expenses increased $2.6 million to $16.3 million due to increased fuel price ($2.4 million) and consumption ($0.4 million) and a reduction due to non-locomotive fuel ($0.2 million). Depreciation expenses increased $0.6 million in 2004 due to increased levels of 2003 and 2004 capital expenditures. Purchased services increased $1.2 million and materials increased $1.1 million due to additional repairs and services to freight cars and trailers due to additional business. Outside contractor delivery costs increased $3.6 million during 2004 due to increased volumes of business. Hurricanes Charley, Frances and Jeanne disrupted Railway operations in the third quarter and early fourth quarter 2004. Clean up and repair costs were $3.0 million primarily for tree removal, signal repairs, crossing repairs, increased train operations costs and building damages. Approximately $1.0 million of these costs were reimbursed by various governmental agencies. Net hurricane costs are included in other expenses.
Real Estate
During 2005, Flagler added two buildings to its portfolio of income-producing properties through its development activities and two buildings through acquisition. At December 31, 2005, an additional five buildings were in lease up. The Company began construction of one additional building with completion expected in 2006. The Company expects to start construction on five to seven additional new buildings during 2006 due to increased demand and improved market conditions.
At December 31, 2005 Flagler’s existing land holdings, with entitlements for construction of 7.3 million sq. ft. of office space, 2.2 million sq. ft. of industrial space and 0.6 million sq. ft. of retail space, 500 multi-family units, and 380 hotel rooms, offers opportunities for further development or sale. The Company intends to continue its program to realize the value of its extensive land holdings at Flagler and the Railway by developing or monetizing them. Flagler’s future rate of growth, profitability, capital investment and sales of land depends, in part, on the extent of future demand in Florida’s commercial real estate markets, operating costs, and rental rates for leases, which are subject to uncertainty.

FLAGLER DEVELOPMENT CONSOLIDATED
(Excluding Discontinued Operations)

	Years Ended December 31
(dollars in thousands)	2005	2004	2003
Revenues:
Rental revenues	69,998	60,053	54,177
Rental income — straight-line rent adjustments	6,658	3,524	3,551
Services fee revenues	704	148	25
Operating expense recoveries	8,718	4,911	3,744
Operating expense recoveries — hurricane related	343	93	—
Rental revenues — undeveloped land	733	681	960
Equity pickups	—	—	62
Other rental revenues	196	175	1,091

Total Realty Rental and Services Revenues	87,350	69,585	63,610
Realty sales	24,820	99,677	63,495

Total Flagler Revenues	112,170	169,262	127,105

Expenses:
Real estate taxes	9,326	7,823	7,496
Repairs & maintenance	2,822	2,546	2,604
Services, utilities, management costs	16,629	12,772	11,753
Recoverable expenses – hurricane related	742	109	—

Total recoverable expenses	29,519	23,250	21,853

Real estate taxes — undeveloped land	2,704	3,885	2,934
Repairs & maintenance	1,108	1,382	1,023
Depreciation & amortization	31,704	26,000	23,334
Salaries, general & administrative	7,839	6,063	6,760
Non-recoverable expenses — hurricane related	217	—	—

Total non-recoverable expenses	43,572	37,330	34,051

Total Realty Rental and Services Expenses	73,091	60,580	55,904

Realty sales expenses	7,022	14,871	33,921

Total Flagler Expenses	80,113	75,451	89,825

Operating Profit From Continuing Operations	32,057	93,811	37,280

Interest income	390	151	39
Interest expense	(19,594)	(16,008)	(16,033)
Other expense	(518)	(521)	(804)

Income Before Income Taxes	12,335	77,433	20,482

(Prior year’s results have been reclassified to conform to current year’s presentation)
(Flagler rental properties operating revenues and operating expenses can be calculated by subtracting land & corporate overhead from the consolidated results above.)

FLAGLER DEVELOPMENT
SAME STORE
For the Years Ended December 31

(dollars in thousands)	2005	2004	2003
Revenues:
Rental revenues	62,140	59,063	54,177
Rental income — straight-line rent adjustments	2,227	2,933	3,551
Services fee revenues	—	—	—
Operating expense recoveries	6,406	4,878	3,744
Operating expense recoveries — hurricane related	332	93	—
Rental revenues — undeveloped land	16	13	10
Equity pickups	—	—	—
Other rental revenues	107	82	1,034

Total Realty Rental and Services Revenues	71,228	67,062	62,516
Realty sales	—	—	—

Total Flagler Revenues	71,228	67,062	62,516

Expenses:
Real estate taxes	8,018	7,672	7,496
Repairs & maintenance	2,532	2,499	2,588
Services, utilities, management costs	13,748	12,417	11,714
Recoverable expenses — hurricane related	695	109	—

Total recoverable expenses	24,993	22,697	21,798

Real estate taxes — undeveloped land	—	—	—
Repairs & maintenance	262	492	524
Depreciation & amortization	21,413	22,420	22,287
Salaries, general & administrative	72	151	136
Non-recoverable expenses — hurricane related	188	—	—

Total non-recoverable expenses	21,935	23,063	22,947

Total Realty Rental and Services Expenses	46,928	45,760	44,745

Realty sales expenses	—	—	—

Total Flagler Expenses	46,928	45,760	44,745

Operating Profit From Continuing Operations	24,300	21,302	17,771

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

FLAGLER DEVELOPMENT
New in 2004 and New in 2005
For the Years Ended December 31

	New in 2004			New in 2005
(dollars in thousands)	2005	2004	2003	2005	2004	2003
Revenues:
Rental revenues	2,754	990	—	1,987	—	—
Rental income — straight-line rent adjustments	1,791	591	—	2,100	—	—
Services fee revenues	—	—	—	—	—	—
Operating expense recoveries	193	18	—	123	—	—
Operating expense recoveries — hurricane related	—	—	—	11	—	—
Rental revenues — undeveloped land	6	3	—	—	—	—
Equity pickups	—	—	—	—	—	—
Other rental revenues	—	1	—	—	—	—

Total Realty Rental and Services Revenues	4,744	1,603	—	4,221	—	—
Realty sales	—	—	—	—	—	—

Total Flagler Revenues	4,744	1,603	—	4,221	—	—

Expenses:
Real estate taxes	302	153	—	(64)	—	—
Repairs & maintenance	158	46	—	(4)	—	—
Services, utilities, management costs	801	320	—	329	—	—
Recoverable expenses — hurricane related	—	—	—	25	—	—

Total recoverable expenses	1,261	519	—	286	—	—

Real estate taxes — undeveloped land	—	(17)	—	—	26	—
Repairs & maintenance	1	7	—	22	13	—
Depreciation & amortization	1,814	602	—	1,899	130	—
Salaries, general & administrative	—	7	—	6	—	—
Non-recoverable expenses – hurricane related	—	—	—	—	—	—

Total non-recoverable expenses	1,815	599	—	1,927	169	—

Total Realty Rental and Services Expenses	3,076	1,118	—	2,213	169	—

Realty sales expenses	—	—	—	—	—	—

Total Flagler Expenses	3,076	1,118	—	2,213	169	—

Operating Profit (Loss)
From Continuing Operations	1,668	485	—	2,008	(169)	—

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

FLAGLER DEVELOPMENT
Acquired in 2005 and Land and Corporate Overhead
For the Years Ended December 31

				Land & Corporate
	Acquired in 2005			Overhead
(dollars in thousands)	2005	2004	2003	2005	2004	2003
Revenues:
Rental revenues	3,117	—	—	—	—	—
Rental income — straight-line rent adjustments	540	—	—	—	—	—
Services fee revenues	—	—	—	704	148	25
Operating expense recoveries	1,996	—	—	—	15	—
Operating expense recoveries — hurricane related	—	—	—	—	—	—
Rental revenues — undeveloped land	1	—	—	710	665	950
Equity pickups	—	—	—	—	—	62
Other rental revenues	4	—	—	85	92	57

Total Realty Rental and Services Revenues	5,658	—	—	1,499	920	1,094
Realty sales	—	—	—	24,820	99,677	63,495

Total Flagler Revenues	5,658	—	—	26,319	100,597	64,589

Expenses:
Real estate taxes	1,068	—	—	2	(2)	—
Repairs & maintenance	135	—	—	1	1	16
Services, utilities, management costs	1,712	—	—	39	35	39
Recoverable expenses — hurricane related	22	—	—	—	—	—

Total recoverable expenses	2,937	—	—	42	34	55

Real estate taxes — undeveloped land	—	—	—	2,704	3,876	2,934
Repairs & maintenance	2	—	—	821	870	499
Depreciation & amortization	3,034	—	—	3,544	2,848	1,047
Salaries, general & administrative	26	—	—	7,735	5,905	6,624
Non-recoverable expenses — hurricane related	—	—	—	29	—	—

Total non-recoverable expenses	3,062	—	—	14,833	13,499	11,104

Total Realty Rental and Services Expenses	5,999	—	—	14,875	13,533	11,159

Realty sales expenses	—	—	—	7,022	14,871	33,921

Total Flagler Expenses	5,999	—	—	21,897	28,404	45,080

Operating (Loss) Profit
From Continuing Operations	(341)	—	—	4,422	72,193	19,509

(Prior year’s results have been reclassified to conform to current year’s presentation)
Acquired in 2005 are buildings that were acquired during the year. These buildings do not have a full year of comparative operating results.
Revenues from Continuing Operations — 2005 versus 2004
Flagler rental and services revenues increased $17.8 million or 25.5% from $69.6 million for the twelve months ended December 31, 2004 to $87.4 million for the twelve months ended December 31, 2005. Operating properties revenue in 2005 increased $17.2 million compared to 2004. Same Store occupancy remained the same at 95% at December 31, 2005 compared to December 31, 2004. Same Store revenues increased $4.2 million compared to the prior year, mainly attributable to occupancy improvements. Properties beginning operations in 2004 contributed revenue of $4.7 million during 2005 for an increase of $3.1 million over 2004 levels. This increase represents successful leasing activity and improved occupancy at these buildings. Properties developed in 2005 generated revenues of $4.2 million in 2005 and properties acquired in 2005 contributed $5.7 million in revenues. Other rental and services revenues included in Land and Corporate Overhead increased $0.6 million primarily related to commissions earned on third party transactions.
For all leases renewed during calendar 2005, beginning cash rental rates averaged approximately 5% less than the ending rate of the expiring leases, however straight-line rental rates over the new lease term averaged approximately 1% higher than the average straight-line rental rates of the expiring leases.

Flagler held 64 finished buildings with 7.4 million sq. ft. and occupancy of 95% at December 31, 2005. Same Store properties include 6.4 million sq. ft. and 95% occupancy at December 31, 2005 compared to 95% at December 31, 2004.
Flagler sales revenue decreased $74.9 million from $99.7 million in 2004 to $24.8 million in 2005 due to fewer land sales in 2005.
Revenues from Continuing Operations — 2004 versus 2003
Flagler rental and services revenues increased $6.0 million or 9.4% from $63.6 million for the twelve months ended December 31, 2003 to $69.6 million for the twelve months ended December 31, 2004. Operating properties revenue in 2004 increased $6.1 million compared to 2003. Same store occupancy increased to 94% at December 31, 2004 compared to occupancy of 87% at December 31, 2003. Same store revenues increased $4.2 million compared to the prior year, mainly due to occupancy improvements and the 2004 full year impact of properties acquired during 2003. Income from land rents decreased $0.2 million due to the sale of certain land parcels. Income from equity investments decreased $0.1 million due to the dissolution of Flagler’s partnership interests in 2003.
For all leases renewed during calendar 2004, beginning cash rental rates averaged approximately 3% less than the ending rate of the expiring leases, however straight-line rental rates over the new lease term averaged approximately 3% higher than the average straight-line rental rates of the expiring leases.
Flagler held 60 finished buildings with 6.6 million sq. ft. and occupancy of 95% at December 31, 2004.
Flagler sales revenue increased from $63.5 million in 2003 to $99.7 million in 2004 related primarily to the $80 million sale of a 460-acre parcel in Doral, Florida in December 2004.
Expenses from Continuing Operations — 2005 versus 2004
Flagler’s rental and services expenses increased $12.5 million or 20.7% from $60.6 million for the twelve months 2004 to $73.1 million for the twelve months 2005. Included in these amounts are increases in depreciation and amortization of $5.7 million due primarily to the addition of new properties in 2005 and a property beginning operations at the end of 2004. Expenses related to operating properties increased by $11.2 million from $47.0 million in 2004 to $58.2 million in 2005. Same Store operating properties expenses increased by $1.2 million. This increase in Same Store expense is composed of a $1.1 million increase of mainly variable expenses related to increased average occupancy, $0.3 million increase related to real estate taxes, a $0.8 million increase related to the impact of Hurricanes Wilma and Katrina, and a $1.0 million decrease in depreciation and amortization. The decrease in depreciation expense is associated with a write off of $1.5 million of tenant improvements during the first quarter 2004 related to the remodeling of duPont Center in Jacksonville, Florida. Properties beginning operations in 2004 contributed an increase in expenses of $2.0 million during the twelve months in 2005. Properties developed in 2005 contributed $2.2 million in expenses and properties acquired in 2005 had expenses of $6.0 million.
Land holdings and corporate overhead expenses increased by $1.3 million compared to prior year. Real estate taxes decreased $1.2 million on owned and acquired land due to sales of property, primarily Section 8 in Flagler Station (December 2004). Additionally, land holdings and corporate overhead had a $1.8 million increase in Salaries, General & Administrative, primarily 2005 severance and other payroll related costs, and a $0.7 million increase in depreciation expense. Depreciation expense includes depreciation expense on infrastructure, including the interchange asset, partially offset by a reimbursement from the City of Jacksonville. The total reimbursement received in June 2005 from the City of Jacksonville was $0.7 million, of which $0.5 million was applied against depreciation expense on infrastructure assets. The remaining $0.2 million of the reimbursement was recorded as other non-operating income.
Flagler’s cost of land sales (i.e., mostly basis) decreased $7.9 million due to decreased sale activity, from $14.9 million for the twelve months ended December 31, 2004 to $7.0 million for the twelve months ended December 31, 2005.

Expenses from Continuing Operations — 2004 versus 2003
Flagler’s operating expenses increased $4.7 million or 8.4% from $55.9 million in 2003 to $60.6 million in 2004. Properties beginning operations in 2004 contributed $1.1 million of the increase, including $0.6 million of depreciation and amortization. Same store operating expenses increased $1.0 million related to the 2004 full year impact of properties acquired during 2003 ($0.3 million), increased owners’ association costs ($0.4 million), increased repairs and maintenance ($0.1 million), increased janitorial costs ($0.1 million), increased electrical costs related to occupancy increases ($0.1 million), increased management and administrative costs ($0.2 million) and other expense increases ($0.1 million). These cost increases were offset by decreased landscaping costs ($0.2 million) and decreased insurance cost ($0.1 million). Land holding costs increased $2.9 million primarily related to increased real estate taxes ($1.0 million) and increased depreciation ($1.9 million) associated with unallocated infrastructure placed in service during 2004. These increased operating expenses were offset by decreased corporate overhead of $0.3 million.
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
During March 2004, Flagler sold a 60,000-sq. ft. build-to-suit office building for $12.6 million recognizing a pre-tax gain of $3.7 million, or $2.3 million, net of applicable taxes. During September 2004, Flagler sold a 147,000-sq. ft. industrial building for $4.1 million, for a $0.4 million pre-tax gain, or $0.3 million, net of applicable taxes.
Discontinued operations include the operations of the buildings sold in 2004, the operations of an industrial building sold in November 2003, and Flagler’s 50% interest in three buildings formerly held in partnership with Duke Realty sold during July 2003. The operating results of these properties, as well as the gains on the sales of these properties are included in discontinued operations for all periods presented.

	Years Ended December 31
(dollars in thousands)	2005	2004	2003
Summary of Operating Results of Discontinued Operations
Flagler realty rental revenues	—	718	2,030
Flagler realty rental expenses	—	545	2,540

Operating income (loss)	—	173	(510)
Interest income	—	—	43

Income (loss) before income taxes	—	173	(467)
Income taxes	—	(67)	180

Income (loss) from operation of discontinued operations	—	106	(287)

Gain on disposition of discontinued operations, net of taxes of $1.7 million and $1.6 million for the years ended December 31, 2004 and 2003, respectively	—	2,590	2,542

Corporate Expenses
Corporate expenses for the years ended December 31, 2005 and 2004 were $22.4 million and $15.1 million, respectively. Increases primarily relate to costs associated with the appointment of Mr. Adolfo Henriques as Chairman, President, and Chief Executive Officer and termination benefits provided to Mr. Robert W. Anestis. These expenses totaled $9.1 million in the first quarter and included $5.3 million of additional equity compensation ($1.9 million due to the accelerated vesting of equity compensation), $3.3 million of severance payments and $0.5 million of other benefits.
Corporate expenses increased from $13.1 million in 2003 to $15.1 million in 2004. Increases during 2004 primarily relate to costs associated with increased incentive-based compensation (i.e., restricted stock and annual bonuses) expense. In a first quarter 2004 transaction (the “Transaction”) initiated at the request of the Board of Directors, the Company cancelled vested, in-the-money stock options (the “Options”) to acquire 144,000 shares of the Company’s common stock held by the Company’s former Chief Executive Officer (“CEO”), Robert W. Anestis. The embedded value of the Options (fair market value less strike price) was $2 million. The embedded value, less applicable tax withholding, was paid in common stock. The CEO was issued 36,407 shares (valued at $35.06, which was the closing price on February 27, 2004). The stock, together with applicable withholdings, represents the pre-tax embedded value. Because the original stock option award was cancelled and the Company replaced this award with FECI common stock, in accordance with FASB Interpretation No. 44, the Company was required to recognize compensation expense in the amount of $2 million with respect to the Transaction.
Interest Expense
Interest expense for the years ended December 31, 2005 and 2004 was $20.1 million and $16.7 million, respectively. Interest cost (i.e., cash paid for interest) was $22.3 million and $19.3 million for 2005 and 2004, respectively. The increased interest expense, and cash paid for interest resulted primarily from the issuance of additional mortgage notes in August 2004 at Flagler.
Interest expense for the years ended December 31, 2004 and 2003 was $16.7 million and $17.1 million, respectively. The lower interest expense resulted primarily from additional interest being capitalized into new construction during 2004. Interest cost (i.e., cash paid for interest) was $19.3 million and $18.0 million for 2004 and 2003, respectively. Cash paid for interest increased primarily due to increased levels of mortgage notes at Flagler.
Other Income
Other income for 2005 and 2004 was $14.6 million and $13.0 million, respectively. Pipe and wire crossing income for 2004 included $2.6 million from two one-time wire crossing agreements entered into in 2004. Included in 2005 results is income of $3.0 million associated with the sale of air rights, and related surface and sub-surface easements and licenses on the Railway’s right-of-way.
Other income for 2004 and 2003 was $13.0 million and $9.5 million, respectively. Pipe and wire crossing income for 2004 included $2.6 million from two one-time wire crossing agreements entered into in 2004.
Income Tax
Income tax expenses represent an effective rate of 37.0% in 2005, compared to 39.0 % in 2004 and 38.5% in 2003. 2005’s decrease in effective rate reflects newly enacted tax credits related to track maintenance at FECR offset by certain non-deductible section 162(m) compensation over $1.0 million for Mr. Adolfo Henriques. This 162(m) compensation primarily relates to sign-on grants provided to Mr. Henriques as detailed in his employment agreement.
During 2004, the U.S. Congress passed the American Jobs Creation Act of 2004, which included certain tax law changes that effect taxable earnings (starting in 2005) of FECI. Generally, these tax law changes are expected to benefit the Company through additional current period tax credits for rail right-of-way maintenance expenses (previously capitalized and depreciated) and reduced federal taxes on diesel fuel, respectively. The tax credit for track maintenance is limited (annually) to $3,500 per mile of track and available for years 2005 through 2007. Between December 31, 2004 and June 30, 2005 the railroad fuel tax was reduced from $0.043 per gallon to $0.033 per gallon. From July 1, 2005 to December 31, 2006, the tax will be reduced to $0.023 per gallon. From January 1, 2007, the tax is eliminated.
Net Income
As a result of the foregoing factors, net income was $49.4 million, or $1.52 per diluted share, for 2005, compared to $80.6 million, or $2.29 per diluted share, for 2004 and $43.2 million, or $1.17 per diluted share in 2003.

Summary of Operating Results
2005 versus 2004
Information by industry segment

(dollars in thousands)	2005	2004	$ Change
Operating Revenues
Railway operations:	237,870	200,762	37,108
Realty:
Flagler realty rental	87,007	69,492	17,515
Flagler CAM recoveries associated with hurricanes	343	93	250

Total Flagler realty rental	87,350	69,585	17,765

Flagler realty sales	24,820	99,677	(74,857)
Other rental	3,488	3,028	460
Other sales	8,818	5,135	3,683

Total realty	124,476	177,425	(52,949)

Total Revenues	362,346	378,187	(15,841)

Operating Expenses
Railway operations:
Railway operations	172,152	151,356	20,796
Hurricane costs	2,606	3,041	(435)
“Hurricane crossing reimbursement” (recoveries) (net)	(617)	(961)	344

Total railway operations	174,141	153,436	20,705
Realty:
Flagler realty rental	72,132	60,471	11,661
Hurricane costs	959	109	850

Total Flagler realty rental	73,091	60,580	12,511

Flagler realty sales	7,022	14,871	(7,849)

Other realty rental	1,893	2,887	(994)
Hurricane costs	284	179	105

Total other realty rental	2,177	3,066	(889)

Other realty sales	1,264	922	342

Total realty	83,554	79,439	4,115
Corporate general & administrative	22,388	15,080	7,308

Total Expenses	280,083	247,955	32,128

Operating Profit (Loss)
Railway Operations	63,729	47,326	16,403
Realty	40,922	97,986	(57,064)
Corporate general & administrative	(22,388)	(15,080)	(7,308)

Operating Profit	82,263	130,232	(47,969)

Interest income	1,659	1,124	535
Interest expense	(20,105)	(16,671)	(3,434)
Other income	14,555	13,023	1,532

	(3,891)	(2,524)	(1,367)

Income before income taxes	78,372	127,708	(49,336)
Provision for income taxes	(29,006)	(49,806)	20,800

Income from continuing operations	49,366	77,902	(28,536)

Discontinued Operations
Income from operation of discontinued operations (net of taxes)	—	106	(106)
Gain on disposition of discontinued operations (net of taxes)	—	2,590	(2,590)

Net Income	49,366	80,598	(31,232)

(Prior year’s results have been reclassified to conform to current year’s presentation.)

Summary of Operating Results
2004 versus 2003
Information by industry segment

(dollars in thousands)	2004	2003	$ Change
Operating Revenues
Railway operations:	200,762	181,057	19,705
Realty:
Flagler realty rental	69,492	63,610	5,882
Flagler CAM recoveries associated with hurricanes	93	—	93

Total Flagler realty rental	69,585	63,610	5,975

Flagler realty sales	99,677	63,495	36,182
Other rental	3,028	3,139	(111)
Other sales	5,135	26,963	(21,828)

Total realty	177,425	157,207	20,218

Total Revenues	378,187	338,264	39,923

Operating Expenses
Railway operations:
Railway operations	151,356	138,069	13,287
Hurricane costs	3,041	—	3,041
“Hurricane crossing reimbursement” (recoveries) (net)	(961)	—	(961)

Total railway operations	153,436	138,069	15,367
Realty:
Flagler realty rental	60,471	55,904	4,567
Hurricane costs	109	—	109

Total Flagler realty rental	60,580	55,904	4,676

Flagler realty sales	14,871	33,921	(19,050)

Other realty rental	2,887	23,523	(20,636)
Hurricane costs	179	—	179

Total other realty rental	3,066	23,523	(20,457)

Other realty sales	922	—	922

Total realty	79,439	113,348	(33,909)
Corporate general & administrative	15,080	13,137	1,943

Total Expenses	247,955	264,554	(16,599)

Operating Profit (Loss)
Railway Operations	47,326	42,988	4,338
Realty	97,986	43,859	54,127
Corporate general & administrative	(15,080)	(13,137)	(1,943)

Operating Profit	130,232	73,710	56,522

Interest income	1,124	946	178
Interest expense	(16,671)	(17,056)	385
Other income	13,023	9,544	3,479

	(2,524)	(6,566)	4,042

Income before income taxes	127,708	67,144	60,564
Provision for income taxes	(49,806)	(25,851)	(23,955)

Income from continuing operations	77,902	41,293	36,609

Discontinued Operations
Income (loss) from operation of discontinued operations (net of taxes)	106	(173)	279
Gain on disposition of discontinued operations (net of taxes)	2,590	2,104	486

Net Income	80,598	43,224	37,374

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
Impairment of Long-lived Assets – The Company reviews the carrying value of its property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset or asset grouping may not be recoverable from the undiscounted future net cash flows expected to be generated over its remaining useful life. Detecting these events or changes in circumstances can be difficult. At December 31, 2005, management had not identified indicators of an impairment of value for any significant asset group of the Company. However, events or changes in circumstances could develop or occur that would cause the Company to evaluate the recovery of its long-lived assets and potentially record an impairment, the amount of which could be material. Assets that are deemed impaired are recorded at the lower of carrying amount or fair value.
Income Tax Provisions — FECI’s net deferred tax liability was $185.0 million at December 31, 2005. At December 31, 2005, the Company had a state deferred tax asset of approximately $4.6 million relating to net operating loss carry forwards. The net deferred tax liability is estimated based on the expected future tax consequences of items recognized in the financial statements. Management must use judgment when estimating the future timing and deductibility of expenses and loss and credit carry forwards in the Company’s tax returns. A valuation allowance is required to be recorded if management expects that it be more likely than not that its deferred tax assets will not be realized. As of December 31, 2005, FECI has no valuation allowance since it expects to realize its deferred tax assets. This expectation is primarily based upon FECI’s expectation that future operations will be sufficiently profitable to utilize the operating loss carry forwards, as well as the existence of various tax, business and other planning strategies available to the Company. However, the Company cannot guarantee that it will realize this tax asset or that future valuation allowances will not be required. Failure to utilize the tax asset could materially affect the Company’s financial results and financial position. Federal tax years through 1999 have been closed with the Internal Revenue Service (IRS). Federal tax years 2000-2002 are currently under review by the IRS. Management believes its income tax provision reserves at December 31, 2005 to be adequate for the settlement, if any, of disputed tax positions taken by the Company for these years. Historically, settlements for disputed tax positions that have effected the total tax provision provided for in the income statement has been primarily interest charges on timing differences between years.
Revenue Recognition – Realty Rental Revenues — Revenues from realty rentals are primarily contractual base rents from leases of commercial property. The Company recognizes revenues from these base rents evenly over the lease term in accordance with SFAS 13, “Accounting for Leases” (SFAS 13). SFAS 13 requires rental income from an operating lease be recognized on a straight-line basis over the non-cancelable lease term. Accordingly, total contractual minimum lease payments, including scheduled rent increases, are recognized as rental revenue evenly over the lease term. Accrued revenues from contractually scheduled rent increases in excess of amounts currently due amounted to $22.1 million at December 31, 2005, which is reported in current and long-term assets. At December 31, 2005, there are two leases that each total more the 10% of this amount. The combined total for these two tenants is $6.5 million. The total for the top five leases is $9.1 million. The Company monitors this asset for collection risk and establishes reserves for any amounts deemed not collectible. However, amounts collected in future periods may vary from the Company’s expectations.
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
Beginning in 2004, the Company has sought recovery of costs it incurred to repair or operate automatic warning devices at grade crossings during periods of power outages caused by hurricanes. The Company was reimbursed $1.0 million from state and local governments for hurricanes occurring in 2004; in 2005, the Company billed $0.9 million for similar reimbursements.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The Company’s primary market risk exposure has historically been interest rate risk primarily related to the Company’s outstanding debt, as further discussed in Note 15 to the financial statements continued in Item 8 of this Form 10-K.
On February 22, 2005, the Company entered into a new unsecured $150 million, 5-year revolving credit agreement with a syndication of banks. The new credit facility provides a more favorable interest rate and terms and replaces the Company’s previous $200 million credit agreement. The Company pays (quarterly) commitment fees, as applicable under the agreement, at a range of 12.5 to 25.0 basis points. The Company’s revolving credit agreement requires the maintenance of certain financial ratios (interest coverage and leverage) and maintenance of minimum established levels of net worth. The Company believes the most restrictive of such ratios is the Leverage Ratio (as defined in the Credit Facility Agreement). The Credit Facility Agreement provides that at December 31, 2005, the Company’s Adjusted Total Debt/Adjusted Total EBITDA ratio shall be no greater than 3.00 to 1.00. At December 31, 2005, the Company’s actual Adjusted Total Debt/Adjusted Total EBITDA ratio was 0.02 to 1.00. In addition there are various established limitations (dollars and otherwise) on certain types of liens, investments (including loans and advances) and acquisitions, limitation on transactions with affiliates, merger and sales of all or substantially all of the assets; and use of proceeds. Some of the above covenants provide specific exclusion of certain financing and investing activities at Flagler. Borrowings under the credit agreement bear interest at variable rates linked to the LIBOR Index. Interest on borrowings is due and payable on the “rollover date” for each draw. Outstanding borrowings can be paid at any time by the borrower, or at the conclusion of the facility’s term. At December 31, 2005, there were no borrowings outstanding on this facility.
The following table presents the future principal cash flows and weighted-average interest rates expected on the Company’s existing mortgage notes. Fair value has been determined based on current rates available to the Company at December 31, 2005 for similar maturity instruments.
Expected Maturity Date

(dollars in thousands)								12/31/05
								Fair
Liabilities	2006	2007	2008	2009	2010	Thereafter	Total	Value
Long-Term Debt:
Fixed Rate ($US)
Ten Year Notes	2,087	2,246	2,418	2,603	2,802	140,261	152,417	165,908
Seven Year Notes	2,091	2,225	81,370	1,054	1,111	53,925	141,776	144,441
Average Interest Rate	6.84%	6.84%	6.83%	6.80%	6.80%	6.80%

Variable Rate ($US)
Seven Year Notes	1,020	1,048	1,076	1,106	1,136	38,379	43,765	43,765
Average Interest Rate	5.95%	5.85%	5.86%	5.97%	6.07%	6.17%
Total outstanding maturities existing on the mortgage notes at December 31, 2004 and 2003 were $342.9 million and $241.1 million, respectively, with the estimated fair market values of $370.6 million and $265.2 million, respectively. The decrease in 2005 outstanding maturities is the result of payments made against the outstanding balances of the mortgage notes. (See Note 15.)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Florida East Coast Industries, Inc.
We have audited the accompanying consolidated balance sheets of Florida East Coast Industries, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedules II and III as listed in the accompanying Index on Page 71 of this Report on Form 10-K for the year 2005. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Florida East Coast Industries, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Florida East Coast Industries, Inc. and subsidiaries, internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Jacksonville, Florida
February 28, 2006
Certified Public Accountants

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2005, 2004 and 2003

	Years Ended December 31
(dollars in thousands, except per share amounts)	2005	2004	2003
Operating revenues:
Railway operations	237,870	200,762	181,057

Realty rental and services	90,495	72,520	66,749
Flagler CAM recoveries associated with hurricanes (Note 4)	343	93	—

Total realty rental and services	90,838	72,613	66,749

Realty sales	33,638	104,812	90,458

Total revenues	362,346	378,187	338,264

Operating expenses:
Railway operations	172,152	151,356	138,069
Hurricane costs (Note 4)	2,606	3,041	—
“Hurricane crossing reimbursement” (recoveries) (net)	(617)	(961)	—

Total railway operations	174,141	153,436	138,069

Realty rental and services	74,025	63,358	79,427
Hurricane costs (Note 4)	1,243	288	—

Total realty rental and services	75,268	63,646	79,427

Realty sales	8,286	15,793	33,921
Corporate general & administrative	22,388	15,080	13,137

Total expenses	280,083	247,955	264,554

Operating profit	82,263	130,232	73,710

Interest income	1,659	1,124	946
Interest expense	(20,105)	(16,671)	(17,056)
Other income (Note 14)	14,555	13,023	9,544

	(3,891)	(2,524)	(6,566)
Income before income taxes	78,372	127,708	67,144
Provision for income taxes (Note 8)	(29,006)	(49,806)	(25,851)

Income from continuing operations	49,366	77,902	41,293

Discontinued Operations (Note 5)
Income (loss) from operation of discontinued operations (net of taxes)	—	106	(173)
Gain on disposition of discontinued operations (net of taxes)	—	2,590	2,104

Earnings from discontinued operations	—	2,696	1,931

Net income	49,366	80,598	43,224

Cash Dividends Per Share	$0.23	$0.19	$1.645
Earnings Per Share
Income from continuing operations — basic	$1.53	$2.25	$1.13
Income from continuing operations — diluted	$1.52	$2.21	$1.12
Loss from operation of discontinued operations — basic	—	—	$(0.01)
Loss from operation of discontinued operations — diluted	—	—	$(0.01)
Gain on disposition of discontinued operations — basic	—	$0.08	$0.06
Gain on disposition of discontinued operations —diluted	—	$0.08	$0.06

Net income — basic	$1.53	$2.33	$1.18
Net income — diluted	$1.52	$2.29	$1.17

Average shares outstanding — basic	32,280,614	34,529,869	36,502,467
Average shares outstanding — diluted	32,583,528	35,216,957	36,864,558
(Prior years’ results have been reclassified to conform to current year’s presentation.)
See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Years Ended December 31, 2005 and 2004

	Years Ended December 31
(dollars in thousands)	2005	2004
Assets
Current Assets:
Cash and cash equivalents (Note 7)	75,990	126,166
Accounts receivable (net) (Note 4)	35,732	32,435
Income tax receivable	—	4,238
Materials and supplies	3,840	1,822
Assets held for sale (Note 6)	9,761	6,900
Deferred income taxes (Note 8)	1,345	1,268
Prepaid expenses	6,727	5,008
Straight line rent	4,429	3,133

Total Current Assets	137,824	180,970

Long Term Assets:
Properties, less accumulated depreciation and amortization (Notes 6 and 15)	955,395	853,458
Building intangible assets, less amortization	9,696	—
Prepaid commissions	11,486	8,658
Straight line rent	17,717	12,525
Other assets	5,626	7,582

Total Long Term Assets	999,920	882,223

Total Assets	1,137,744	1,063,193

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	48,544	47,578
Taxes payable	2,044	1,281
Deferred revenue	5,527	5,681
Short-term debt (Note 15)	5,198	4,789
Short-term accrued casualty (Note 10)	618	1,230
Amounts due to contractors	1,879	3,867
Accrued interest	1,880	1,850
Other accrued liabilities	2,442	3,245

Total Current Liabilities	68,132	69,521

Deferred Income Taxes (Note 8)	186,346	178,831

Long-Term Debt (net of current portion) (Note 15)	332,760	338,065

Accrued Casualty and Other Long-Term Liabilities (Note 10)	11,449	11,850

Shareholders’ Equity
Common Stock: (Notes 3 and 12)	141,853	105,964
Common stock, no par value; 150,000,000 shares authorized; 39,487,258 shares issued and 32,983,135 shares outstanding at December 31, 2005 and 38,553,495 shares issued and 32,006,968 shares outstanding at December 31, 2004.

Retained earnings	615,656	573,808
Restricted stock deferred compensation	(10,860)	(6,548)
Treasury stock at cost (6,504,123 shares at December 31, 2005 and 6,546,527 shares at December 31, 2004)	(207,592)	(208,298)

Total Shareholders’ Equity	539,057	464,926

Total Liabilities and Shareholders’ Equity	1,137,744	1,063,193

(Prior year’s results have been reclassified to conform to current year’s presentation.)
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(dollars in thousands, except share amounts)
(see Note 12)

						RESTRICTED
						STOCK
	COMMON STOCK		TREASURY STOCK		RETAINED	DEFERRED
	SHARES	AMOUNT	SHARES	AMOUNT	EARNINGS	COMPENSATION	TOTAL

Balance at December 31, 2002	37,436,515	68,888	(799,084)	(9,355)	516,937	(3,154)	573,316

Net income & comprehensive income					43,224		43,224

Sale of common stock (ESPP)	7,736	162					162
Dividends declared on common stock ($0.145) per share					(5,321)		(5,321)
Special dividend declared on common stock ($1.50) per share					(55,132)		(55,132)

Stock repurchase program			(97,300)	(2,921)			(2,921)

Exercise of stock options	114,606	2,898					2,898
Restricted stock purchased/granted, net of amortization & forfeitures	127,181	5,466	(87,618)	(2,491)		(1,438)	1,537

Other	15,368	370					370

Balance at December 31, 2003	37,701,406	77,784	(984,002)	(14,767)	499,708	(4,592)	558,133

Net income & comprehensive income					80,598		80,598

Sale of common stock (ESPP)	5,569	163					163
Dividends declared on common stock ($0.19) per share					(6,498)		(6,498)
Issuance of stock under executive compensation plan	36,407	1,276	(59,769)	(2,296)			(1,020)

Trust Shares repurchased			(5,500,000)	(191,126)			(191,126)
Exercise of stock options including income tax benefit	708,975	23,026					23,026
Restricted stock purchased/granted, net of amortization & forfeitures	101,138	3,715	(2,756)	(109)		(1,956)	1,650

Balance at December 31, 2004	38,553,495	105,964	(6,546,527)	(208,298)	573,808	(6,548)	464,926

Net income & comprehensive income					49,366		49,366

Sale of common stock (ESPP)	6,399	228					228
Dividends declared on common stock ($0.23) per share					(7,518)		(7,518)
Issuance of stock under executive compensation plan	22,106	2,720	105,500	3,357			6,077
Shares purchased under stock repurchase program			(54,500)	(2,289)			(2,289)
Exercise of stock options including income tax benefit	766,714	26,855					26,855
Restricted stock granted/purchased, net of amortization & forfeitures	138,544	6,086	(8,596)	(362)		(4,312)	1,412

Balance at December 31, 2005	39,487,258	141,853	(6,504,123)	(207,592)	615,656	(10,860)	539,057

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004 and 2003

	Years Ended December 31
(dollars in thousands)	2005	2004	2003
Cash Flows from Operating Activities
Net income	49,366	80,598	43,224
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	55,477	48,769	47,498
Gain on disposition of assets	(25,351)	(93,265)	(60,675)
Tax benefit from exercise of stock options / restricted stock	5,261	4,056	—
Deferred taxes	7,438	48,052	22,808
Stock compensation expense	9,900	4,819	3,189
Changes in operating assets and liabilities:
Accounts receivable	(3,297)	(8,836)	(2,236)
Prepaid expenses	(2,012)	206	(106)
Materials and supplies	(2,018)	(219)	107
Straight line rent	(6,488)	(5,604)	(6,618)
Prepaid commissions	(5,448)	(1,172)	(85)
Other assets and deferred charges	(201)	(8,224)	(896)
Accounts payable	1,194	17,356	2,173
Taxes payable	2,201	(8,335)	3,581
Income tax refund	2,800	—	74,572
Deferred revenue	(154)	2,661	462
Amounts due to contractors	(1,988)	1,618	2,095
Accrued interest	30	391	(19)
Other accrued liabilities	(803)	(12,164)	8,896
Accrued casualty and other long-term liabilities	(1,013)	1,548	(1,932)

Net cash generated by operating activities	84,894	72,255	136,038

Cash Flows from Investing Activities
Purchases of properties	(174,752)	(111,551)	(102,181)
Proceeds from disposition of assets	35,202	121,537	124,218

Net cash (used in) provided by investing activities	(139,550)	9,986	22,037

Cash Flows from Financing Activities
Receipt from issuance of mortgage debt (Note 15)	—	105,000	—
Payment of mortgage debt	(4,896)	(3,289)	(2,641)
Net payments on line of credit	—	—	(53,000)
Payment of dividends	(7,518)	(6,498)	(60,453)
Proceeds from exercise of options	21,594	16,674	2,898
Stock repurchase program payments (Note 15)	(2,289)	(191,126)	(2,921)
Purchase of common stock	(2,411)	(1,893)	(773)

Net cash provided by (used in) financing activities	4,480	(81,132)	(116,890)

Net (Decrease) Increase in Cash and Cash Equivalents	(50,176)	1,109	41,185
Cash and Cash Equivalents at Beginning of Year	126,166	125,057	83,872

Cash and Cash Equivalents at End of Year	75,990	126,166	125,057

Supplemental Disclosure of Cash Flow Information
Cash paid (received) for income taxes (net of refunds)	11,500	4,700	(73,736)

Cash paid for interest	22,320	19,252	17,988

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
Note 1. Nature of Business
The principal operations of Florida East Coast Industries, Inc. (the Company or FECI) and its subsidiaries primarily relate to the transportation of goods by rail and the acquisition, development, leasing, management and sale of real estate. The Company’s rail subsidiary, Florida East Coast Railway, LLC (FECR or Railway), operates primarily within the state of Florida, with approximately 60% of its revenues derived from local moves along the Company’s line. Approximately 42% of the freight revenues were derived from five of its largest customers, with approximately $45.3 million, $38.7 million, and $34.7 million, 20%, 21%, and 20%, in 2005, 2004 and 2003, respectively, generated by one significant customer. The Company’s realty subsidiary, Flagler Development Company (Flagler), presently operates in Florida with business parks in Jacksonville, Orlando and the South Florida markets. Flagler’s operating properties are Class “A” office space and high-quality commercial/industrial facilities.
Note 2. Subsequent Event — Acquisition of Codina Group and Related Interests
On January 6, 2006, the Company announced that a newly formed holding company and certain Company subsidiaries had entered into various agreements to acquire privately held Codina Group, Inc. and certain related property interests held directly or indirectly by Mr. Armando Codina for total consideration of $270 million. The total consideration of $270 million includes $66 million of cash for certain property interests, assumption or repayment of $36 million of debt and up to $168 million of equity securities (includes up to $85 million of contingent consideration). The contingent equity is contingent upon achievement of certain value based milestones including $30 million tied to certain land use approvals, $30 million upon certain partnership distributions from a joint venture, $20 million is based on cumulative FECI stock price improvements of up to an additional $27.00 over the next five years; and $5 million is dependent on the new holding company agreeing to move forward with a proposed residential development. The purchase price is subject to post-closing adjustment based on certain closing conditions. The Codina acquisition is expected to close during the first quarter of 2006 subject to certain closing conditions.
Headquartered in Coral Gables, Florida, Codina Group, Inc. is an integrated commercial real estate, development, construction, leasing, property management and brokerage firm with 150 employees. To date, the Codina Group has constructed over 11 million sq. ft. of industrial, office and retail property, developed over 1,760 acres of land, and currently manages more than 12 million sq. ft. of property.
In addition to Codina Group, the transactions will include the following projects under current and future development in South Florida:
100% Owned
*	Beacon Countyline, 457 acres in Hialeah plus an additional 40 adjacent acres; future plans are for the creation of a large industrial park

*	Beacon Commons, 92 acres in Doral, future site of a retail, office and residential development

*	Gables Office Building, a 45,000 sq. ft. office building to be developed in Coral Gables during 2006
Joint Ventures
*	Beacon Lakes, 21.2% interest in a venture with AMB Properties that owns a 432-acre industrial park, including three industrial buildings and entitlements for an additional 6.2 million sq. ft. in West Dade

*	Red Road Commons, a proposed 50% interest in a venture with an affiliate of Fairfield Properties, Inc. to build 407-unit residential apartments on land to be leased in South Miami

*	Beacon City Center, a venture with an affiliate of JPMorgan that holds an exclusive option to acquire and redevelop a 77-acre property in Doral into approximately 2,840 residential units and 72 office condominiums

*	Burger King, a proposed 30% interest in a venture with an affiliate of JPMorgan to acquire land and construct a 15-story, 250,000 sq. ft. building for Burger King’s corporate headquarters.
The properties being acquired are expected to be developed into approximately 11 million sq. ft. of industrial space, 600,000 sq. ft. of office space, 750,000 sq. ft. of retail space and 3,500 multi-family units. The net investment to fully develop these properties, after out parcel and condo sales, is nearly $750 million.
The Company expects to use existing cash and cash equivalents and potentially any needed additional funds from its un-drawn $150 million revolving credit agreement to satisfy the cash and debt repayment needs of closing the acquisition.

Note 3. Related Party Transaction
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
Note 4. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.
Revenue Recognition
Railway Revenues — Rail revenue is recognized as freight moves from origin to destination.
Realty Land Sales — Revenue is recognized upon closing of sales contracts for sale of land or upon settlement of legal proceedings such as condemnations.
Realty Rental Income — Revenue is recognized upon commencement of rental and lease contracts. The Company uses the straight-line method for recording the revenues over the life of the lease contract. See Item 7 of Part I, “Critical Accounting Policies” of this report for further discussion.
Bad Debt Reserves
Bad debt reserves are recorded by management based upon the Company’s various businesses’ historical experience of bad debts to sales, analysis of accounts receivable aging, and specific identification of customers in financial distress; i.e., bankruptcy, poor payment record, etc. The consolidated bad debt reserve was approximately $2.2 million at December 31, 2005.
Materials and Supplies
New materials and supplies are stated principally at average cost which is not in excess of replacement cost. Used materials are stated at an amount, which does not exceed estimated realizable value.
Properties
Railway properties are stated at historical cost and are depreciated and amortized on the straight-line method over the estimated useful lives. The Railway uses the mass asset method of accounting for fixed assets. The majority of road properties’ depreciation is based on lives ranging from 10 to 50 years, and equipment properties on lives varying from 3 to 50 years. Gains and losses on normal retirements of these items are credited or charged to accumulated depreciation.
During 2003, FECR commenced an “engineering and economics” based study of its principal right-of-way and equipment assets to develop a multi-year maintenance and replacement plan and associated estimates of the assets’ remaining lives. The engineering studies segregated the equipment and right-of-way assets into the following major groupings: locomotives, rolling stock and equipment (e.g., hoppers, flatcars, auto racks, trailers, etc.), bridges, and track structure (rail, ties, ballast, and other track material). During the third and fourth quarters of 2004, the engineering studies (including associated estimated depreciation lives) for locomotives and rolling stock were completed. During the first quarter of 2005, the engineering study for bridges was finalized. The track structure engineering study was finalized in the fourth quarter of 2005.
The track study evaluated FECR’s entire mainline, branch lines and yards from Jacksonville to Miami, Florida. The study’s fieldwork involved hi-rail inspections of the main line, tie samples in each mile of track and rail measurements taken at each tie sample location. In each yard, samples of tie and rail conditions were taken to develop a general picture of the overall condition of the yard.

From the track study, FECR identified four major components for its track assets: rail, ties, ballast and other track material (OTM). Overall, the study indicated the track system to be in good condition. The study generally recommends that we continue our general maintenance programs (e.g., surfacing, bolt fastening, undercutting, etc.) at our current levels. In 2005, $13.8 million was spent on our track maintenance programs. The 2006 budget includes $13.7 million of track maintenance programs, which is in line with the study recommendations. Nothing significant was found in yard maintenance during the track study.
The study also evaluated the condition and replacement of our track assets. One of the major components that impact the replacement of rail and track materials is tonnage. The Transportation Test Center (TTCI) in Pueblo, Colorado indicates a tangent rail life expectancy based on 1.460 billion gross tons for generic mainline rail with a six-inch base (132, 136 and 141 pound). Between the periods of 1970 – 1977, FECR replaced approximately 74% of its main line track with generally small amounts of rail replacement from 1978 through 2005. The average annual tonnage on FECR’s rail averaged approximately 9 million gross tons during the 1970’s. Subsequent to the 1970’s, annual tonnages have steadily increased with annual tonnage during the last decade of approximately 37 million gross tons. Given these historical tonnage amounts, FECR expects our existing rail assets to meet their current life expectancy of 50 years with no impact on depreciation rates. Going forward, if FECR experiences expected annual tonnage levels of 50 million gross tons, the lives for newly installed rail and other track components after December 31, 2005 will need to be adjusted potentially within a range of 35 to 45 years. The potential annual depreciation impact for the change in rail and OTM assets (if adjusted to a range of 35 – 45 years) would be less than $0.1 million in 2006 (year one of change) and range from $0.2 million to $0.4 million in year 2015 (year 10 after change) based on normative expected capital budgets. The study indicated no substantive change in the depreciable lives of ties and ballast, at generally 40 years.
The bridge study covered FECR’s 72 bridges or approximately 13,000 linear feet of bridge assets (30% were inspected during the study). The bridge study indicated no substantive change in the depreciable lives and generally, bridges would continue to be depreciated over a 61.5-year life. The bridge study also indicated that while FECR’s bridge assets are in acceptable operational condition based on the Company’s continuing maintenance and inspection programs, FECR is entering a 10 to 20 year period where, based on the age and construction materials used, certain bridges will be studied further, monitored and possibly replaced. The management team does not expect replacement costs for bridges to materially alter its normative annual capital budget, however this estimate is subject to change, and such changes could be material. The study did not include the downtown Jacksonville bridge, which spans the St. Johns River, which was evaluated separately (due to its scale and design). The study recommended rehabilitation of the pier protection structures for the Jacksonville bridge main channel. This work commenced in 2005 and will be completed in the first quarter 2006. No other significant change in capital maintenance or replacement programs was noted.
The locomotive and rolling stock study indicated no substantive change in the annual maintenance or capital replacement programs. FECR will continue its general practice of maintaining locomotives and rolling stock for the entirety of their useful operating life.
From the locomotive engineering study, FECR identified three major sub-components of its locomotive assets: Hulk/Chassis, Locomotive engine and Combos (e.g., wheel assemblies, electric motors, etc.) The replacement and resulting depreciable lives for each of these sub-components is 50 years, 7 years and 3 years, respectively. Annual depreciation is expected to increase approximately 11% or $0.3 million as a result of the study. These depreciable lives were implemented in the fourth quarter of 2004.
From the rolling stock engineering study, FECR identified three major sub-components of its rolling stock assets: Hulk/Chassis, wheel assemblies (e.g., trucks), and doors. The replacement and resulting depreciable lives for each of these sub-components is 40 to 50 years, 7 years and 7 years, respectively. Other FECR equipment, which was included in the rolling stock study, has depreciable lives of 10 to 20 years. Annual depreciation is expected to increase approximately 11% or $0.4 million as a result of the study. These depreciable lives were implemented in the first quarter of 2005.
These studies, their conclusions and on-going evaluations may result in material changes in FECR’s maintenance and capital spending and in the estimated remaining useful lives of its property, plant and equipment, which may affect future depreciation rates and expense.
Real estate properties are stated at historical cost. Depreciation is computed using the straight-line method over estimated asset lives of 15 years for land improvements and 12 to 40 years for buildings and building improvements. Tenant improvements are depreciated over the term (1 to 15 years) of the related lease agreement for financial reporting purposes. Financial assets and intangible assets associated with real estate acquisitions (buildings in 2005) are generally amortized over the remaining life of the underlying leases.

The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability is measured by comparison of the carrying amount to the undiscounted net cash flows expected to be generated by the asset.
The Company capitalizes interest during the construction of new facilities (e.g., buildings) and it is amortized over the life of the asset. During 2005 and 2004, $2.7 million and $3.5 million, respectively, of interest was capitalized.
At December 31, 2005, Flagler and FECR had under contract 79 acres and 57 acres, respectively, which are expected to sell during 2006. This acreage is classified as assets held for sale on the December 31, 2005 consolidated balance sheet.
Earnings Per Share
The diluted weighted-average number of shares includes the net shares that would be issued upon the exercise of “in-the-money” stock options using the treasury stock method. Applying the treasury stock method, the “in-the-money” stock options resulted in the dilution of 302,914 shares, 687,088 shares, and 362,091 shares for the years ended December 31, 2005, 2004 and 2003, respectively. “Out-of-the-money” options were 313,573 shares, 767,940 shares, and 1,986,408 shares for the years ended December 31, 2005, 2004 and 2003, respectively.
Cash and Cash Equivalents
For purposes of cash flows, cash and cash equivalents include cash on hand, bank demand accounts, money market accounts and overnight repurchase agreements having original maturities of less than three months.
Cash and cash equivalents at December 31, 2005 consisted of $23.1 million of property sale proceeds held in escrow for possible tax-deferred reinvestment in other property, and $52.9 million of funds on hand and invested in money market funds or short-term securities.
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
Real Estate Infrastructure Costs
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
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.
Natural Disaster Costs
The Railway suspended service early Sunday, October 23, 2005, in anticipation of the arrival of Hurricane Wilma. Rail service was disrupted for approximately two weeks due to widespread power outages that prevented automatic grade crossing warning systems and railroad signals from operating. All scheduled rail service resumed on November 7, 2005 after all sections of track power was restored and all rail crossings passed inspection.
The Company estimates that FECR will incur approximately $3.4 million of incremental costs related to clean-up costs, property damage, grade crossing operations, support and additional train crew costs as a result of trains operating at reduced speeds. The Railway is in the process of filing claims for reimbursements and recoveries; however, the ultimate total amount of these recoveries cannot be estimated at this time. Included in this amount is $0.5 million in costs related to Hurricanes Katrina and Rita.
Several of Flagler’s buildings located in Flagler Station sustained damage from Hurricane Wilma, primarily roofs and landscaping. The total damage (cash outlay) is estimated to be approximately $7.0 million to $7.5 million, of which approximately $4.0 million to $5.0 million is currently expected to be recovered from insurance and tenants. There was additional damage due to Hurricane Katrina that was less than $0.1 million.
The American Institute of CPAs (AICPA) issued Technical Practice Aide (TPA) §5400.05 in September 2005, which provides guidance on the accounting treatment of natural disaster related costs. TPA §5400.05 does not allow recognition of a natural disaster related cost until such time that the cost is a legal obligation of the Company. Accordingly, the Company has recorded those costs where a legal obligation was present at December 31, 2005. However, in an effort to provide a more complete accounting for the cost of the hurricane damages management provides the table below. This table reflects the total estimated cost and expected recoveries related to the hurricane damage. The table also shows costs and recoveries reflected on the operating results and capital accounts for the fourth quarter and full years of 2005 and 2004.

2005 HURRICANE COST AND RECOVERY SUMMARY

	Total
	Estimated	Cost (Recovery)	Cost (Recovery)
	Cost and	recognized	recognized
(dollars in thousands)	(Recovery)*	in fourth quarter	Year to date
Railway
Operating expenses (“Hurricane Costs”)	3,375	2,303	2,606
Capital expenditures (“Properties”)	—	—	—
“Hurricane crossing reimbursement” (recoveries) (net)	(867)	(617)	(617)
Insurance recovery **	—	—	—
Other Rental
Operating expenses (“Hurricane Costs”)	409	55	284

Flagler
Operating expenses (“Hurricane Costs”)	1,770	772	772
Capital expenditures (“Properties”)	5,425	279	279
Asset write-off due to replacement ***	2,119	187	187
“Flagler CAM recoveries associated with Hurricane”	(777)	(343)	(343)
Insurance recovery	(3,852)	—	—

*	The amounts shown in this column are management’s best estimates of total costs to be incurred and amounts to be recovered due to the 2005 hurricanes, however, these estimates are subject to change, which could be material.

**	The Railway’s insurance recovery cannot be reasonably estimated at this time as discussions with our insurance carrier are in the beginning stages. We expect these discussions to continue throughout the first half of 2006.

***	Represents assets (primarily roofs) expected to be replaced in 2006 and their related write-off of remaining net book value.
2004 HURRICANE COST AND RECOVERY SUMMARY

	Total
	Estimated	Cost (Recovery)	Cost (Recovery)
	Cost and	recognized	recognized
(dollars in thousands)	(Recovery)	in fourth quarter	Year to date
Railway
Operating expenses (“Hurricane Costs”)	3,041	602	3,041
“Hurricane crossing reimbursement” (recoveries) (net)	(961)	(961)	(961)
Insurance recovery	—	—	—
Other Rental
Operating expenses (“Hurricane Costs”)	179	47	179

Flagler
Operating expenses (“Hurricane Costs”)	109	109	109
Capital expenditures (“Properties”)	—	—	—
Asset write-off due to replacement	—	—	—
“Flagler CAM recoveries associated with Hurricane”	(93)	(93)	(93)
Insurance recovery	—	—	—
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

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), to stock-based employee compensation:

	Years Ended December 31
(dollars in thousands, except per share amounts)	2005	2004	2003
Net income — as reported	49,366	80,598	43,224

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all stock option awards (net of related tax effects)	(342)	(785)	(2,126)

Pro forma net income	49,024	79,813	41,098

Earnings per share:
Basic — as reported	$1.53	$2.33	$1.18
Basic — pro forma	$1.52	$2.31	$1.13

Diluted — as reported	$1.52	$2.29	$1.17
Diluted — pro forma	$1.50	$2.27	$1.11
Additionally, the Compensation Committee of the Board of Directors awarded grants of restricted stock in 2003, 2004 and 2005 to the executive management team and, starting in 2003, other members of management who previously were awarded annual grants of stock options. Grants of restricted stock were 291,791 shares, 151,269 shares, and 135,930 shares in 2005, 2004 and 2003, respectively. Compensation expense is recognized pro rata over the vesting period based on the market price of the stock at the time of grant. Total compensation expense for the 2005, 2004 and 2003 restricted stock grants, if fully vested over their related vesting period, would be $12.4 million, $5.5 million and $4.1 million, respectively. The increase in 2005 compensation expense relates to restricted stock granted to Mr. Adolfo Henriques at the time of his appointment as Chairman, President, and Chief Executive Officer, retention grants awarded to the officers of the Company during the first quarter 2005, and the year-over-year increase in costs associated with grants from the stock incentive plan.
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
FASB Statement No. 123 (revised 2004); Share-Based Payment (Statement 123R). The revised Statement generally requires that an entity account for transactions using the fair-value-based method, and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock

Issued to Employees”, which was permitted under Statement 123, as originally issued. The revised Statement requires both public and nonpublic entities to disclose information needed about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123R is effective (per SEC release No. 33-8568, dated April 14, 2005) as of the beginning of January 1, 2006. The Company estimates the adoption of this guidance will not materially affect the 2006 financial statements of the Company. The Company has not granted options since 2003. The amount of unvested options at December 31, 2005 is estimated at approximately 19,000 shares.
Note 5. Discontinued Operations
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

	Years Ended December 31
(dollars in thousands)	2005	2004	2003
Summary of Operating Results of Discontinued Operations
Flagler realty rental revenues	—	718	2,030
Flagler realty rental expenses	—	545	2,540

Operating income (loss)	—	173	(510)
Interest income	—	—	43

Income (loss) before income taxes	—	173	(467)
Income taxes	—	(67)	180

Income (loss) from operation of discontinued operations	—	106	(287)

Gain on disposition of discontinued operations, net of taxes of $1.7 million and $1.6 million for the years ended December 31, 2004 and 2003, respectively	—	2,590	2,542

Note 6. Properties
     Properties consist of:

	Years Ended December 31
(dollars in thousands)	2005	2004
FECR Properties*
Road equipment and structures	442,954	431,009
Buildings	13,234	11,648
Equipment	203,188	208,559
Land and land improvements	12,562	6,219
Fiber	3,200	3,200
Construction in progress	7,018	2,909

	682,156	663,544
Less accumulated depreciation	279,121	276,860

	403,035	386,684

Flagler Properties*
Land and land improvements	240,149	171,280
Buildings	469,833	358,350
Equipment	3,193	2,740
Construction in progress	13,039	79,752

	726,214	612,122
Less accumulated depreciation	168,242	140,545

	557,972	471,577

Corporate
Equipment	15,077	14,201
Construction in progress	1,570	86

	16,647	14,287
Less accumulated depreciation	12,498	12,190

	4,149	2,097

*	Included in the 2005 and 2004 amounts, respectively, are $0.8 million and $0 million of FECR properties and $9.0 million and $6.9 million of Flagler properties for buildings and associated land that is held for sale.
Real estate properties, having a net book value of $438.3 million at December 31, 2005 are leased under non-cancelable operating leases with expected aggregate rental revenues of $449.7 million, which are receivable in years 2006-2010 in the amounts of $83.8 million, $78.8 million, $71.9 million, $59.5 million, and $40.3 million, respectively, and $115.4 million thereafter.
Note 7. Investments and Cash and Cash Equivalents
Cash and cash equivalents at December 31, 2005 consisted of $23.1 million held in escrow for possible tax-deferred reinvestment in other property, and $52.9 million of funds on hand and invested in money market funds and short-term securities.
Note 8. Income Taxes
Total income taxes were allocated as follows:

	Years Ended December 31
(dollars in thousands)	2005	2004	2003
Income from continuing operations	29,006	49,806	25,851
Gain (loss) from operation of discontinued operations	—	67	(109)
Gain on disposition of discontinued operations	—	1,656	1,318

	29,006	51,529	27,060

The components of income tax expense were as follows:

	Years Ended December 31
(dollars in thousands)	2005	2004	2003
Current
Federal	21,568	3,477	4,252
State	—	—	—

	21,568	3,477	4,252

Deferred
Federal	5,040	40,541	21,073
State	2,398	7,511	1,735

	7,438	48,052	22,808

Income Taxes	29,006	51,529	27,060

Tax benefits of $4.5 million, $3.2 million and $0.0 million associated with the exercise of employee stock options were allocated to equity and recorded in capital in excess of par value in the years ended December 31, 2005, 2004 and 2003, respectively.
Income tax expense differed from the amounts computed by applying the statutory federal income tax rate to pretax income as a result of the following:

	Years Ended December 31
(dollars in thousands)	2005	2004	2003
Amount computed at statutory federal rate	27,429	45,396	24,523
State taxes (net of federal benefit)	2,802	4,746	2,522
Non-deductible related to 162(m) compensation	761	1,070	—
Tax credit related to rail right-of-way maintenance	(1,916)	—	—
Other (net)	(70)	317	15

	29,006	51,529	27,060

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

	Years Ended December 31
(dollars in thousands)	2005	2004
Deferred Tax Assets
Allowance for doubtful accounts	842	877
Accrued casualty and other liabilities	3,192	3,342
Deferred revenue	147	906
State NOL tax carry forward	4,588	6,986
Other	2,848	2,462

Total deferred tax asset	11,617	14,573

Deferred Tax Liabilities
Properties, principally due to differences in depreciation	115,247	118,425
Deferred gain on land sales	67,858	63,649
Straight-line rent	8,608	6,038
Other	4,905	4,024

Total deferred tax liabilities	196,618	192,136

Net deferred tax liabilities	185,001	177,563

At December 31, 2005 and 2004, the Company estimated its net operating loss carry forward asset for state purposes to be $4.6 million and $7.0 million, respectively, which expires at the end of 2022. The tax benefit of this item is reflected in the above analysis of Deferred Tax Assets. The Company has not provided any valuation allowance with respect to this asset as it believes its realization is “more likely than not,” given estimates of future taxable income and available tax planning strategies. However, the Company cannot guarantee that it will be able to realize this asset or that future valuation allowances will not be required. Federal tax years through 1999 have been closed with the Internal Revenue Service (IRS). Federal tax years 2000-2002 are currently under review by the IRS. Management believes its income tax provision reserves at December 31, 2005 to be adequate for the settlement, if any, of disputed tax positions taken by the Company for these years. Historically, settlements for disputed tax positions have been interest charges.

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
The railway segment provides freight transportation along the east coast of Florida between Jacksonville and Miami. One customer, Rinker Materials Corporation generated approximately 20% of freight revenues in 2005. FECR’s top five customers accounted for approximately 42% of 2005 freight revenues. Rinker and another of these customers are suppliers of aggregate materials.
The realty segment is engaged in the acquisition, development, leasing, management, operation and selected sale of office and industrial property. Flagler leases to approximately 300 tenants in a variety of industries, including financial services, distribution, hospitality services and import/export. Flagler’s largest tenant, based on square footage, occupied approximately 3.5% of leased space at December 31, 2005. Flagler’s largest tenant, based on rental revenues, accounted for approximately 5.1% of 2005 continuing operations’ contractual rental income. Flagler’s five and ten largest tenants, based on rental revenues, accounted for approximately 21% and 31% of continuing operations’ contractual rental income, respectively.
FECR generates other income from leases to telecommunications companies for the installation of fiber optic and other facilities on the railroad right-of-way. In addition, FECR generates revenues from the grant of licenses and leases to use railroad property and rights-of-way for outdoor advertising, parking lots and lateral crossings of wires and pipes by municipalities and utility and telecommunications companies and one-time income associated with the sale of air rights and related surface and sub-surface easements and licenses on the right-of-way. These miscellaneous income items are included in “other income”.
Also, FECR generates revenues and expenses from the rental, leasing and sale of buildings and properties that are ancillary to the railroad’s operations. These revenues and expenses are included in the realty segment.
The Company’s reportable segments are strategic business units that offer different products and services and they are managed separately.

Information by industry segment:

	Years Ended December 31
(dollars in thousands)	2005	2004	2003
Operating Revenues
Railway operations	237,870	200,762	181,057
Realty:
Flagler realty rental	87,007	69,492	63,610
Flagler CAM recoveries associated with hurricanes	343	93	—

Total Flagler realty rental	87,350	69,585	63,610

Flagler realty sales	24,820	99,677	63,495
Other rental	3,488	3,028	3,139
Other sales	8,818	5,135	26,963

Total realty	124,476	177,425	157,207

Total Revenues	362,346	378,187	338,264

Operating Profit (Loss)
Railway operations	63,729	47,326	42,988
Realty	40,922	97,986	43,859
Corporate general & administrative	(22,388)	(15,080)	(13,137)

Operating Profit	82,263	130,232	73,710

Interest income	1,659	1,124	946
Interest expense	(20,105)	(16,671)	(17,056)
Other income	14,555	13,023	9,544

	(3,891)	(2,524)	(6,566)

Income before income taxes	78,372	127,708	67,144
Provision for income taxes	(29,006)	(49,806)	(25,851)

Income from continuing operations	49,366	77,902	41,293

Discontinued Operations
Income (loss) from operation of discontinued operations (net of taxes)	—	106	(173)
Gain on disposition of discontinued operations (net of taxes)	—	2,590	2,104

Net Income	49,366	80,598	43,224

(Prior year’s results have been reclassified to conform to current year’s presentation.)

	Years Ended December 31
(dollars in thousands)	2005	2004	2003
Identifiable Assets
Transportation — Railway	444,647	426,300	410,576
Realty	627,232	594,234	468,127
Corporate	65,865	42,659	129,647

	1,137,744	1,063,193	1,008,350

Capital Expenditures
Transportation — Railway	39,239	30,280	26,683
Realty	132,711	79,867	74,713
Corporate	2,802	1,404	785

	174,752	111,551	102,181

Depreciation & Amortization
Transportation — Railway	22,054	20,360	19,747
Realty	32,381	26,825	25,169
Corporate	1,042	1,584	2,582

	55,477	48,769	47,498

Note 10. Accrued Casualty and Other Liabilities
The Company is the defendant and plaintiff in various lawsuits resulting from its operations. In the opinion of management, appropriate provision has been made in the financial statements for the estimated liability that may result from disposition of such matters. The Company maintains comprehensive liability insurance for bodily injury and property claims, but is self-insured or maintains a significant self-insured retention (i.e., deductible) for these exposures, particularly at FECR. These lawsuits are related to alleged bodily injuries sustained by Railway employees or third parties, employment related matters such as alleged wrongful termination and commercial or contract disputes, including disputes related to real estate, property management and bankruptcies.
The Company is subject to proceedings and consent decrees arising out of its historic disposal of fuel and oil used in the transportation business. It is the Company’s policy to accrue environmental cleanup costs when it is probable that a liability has been incurred and an amount can be reasonably estimated. As assessments and cleanups proceed, these accruals are reviewed and adjusted.
The Company is participating, together with several other potentially responsible parties (PRPs), in the remediation of a site in Jacksonville, Florida, pursuant to an agreement with the United States Environmental Protection Agency (USEPA). The site previously accepted waste oil from many businesses. The clean up is substantially completed and the Company has paid its share of the clean-up costs (approximately $0.3 million). The site will have on-going maintenance requirements. Based on the nature of the expected maintenance activities, the Company does not expect its share of maintenance costs to be material.
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
Note 11. Retirement Plans
The Company sponsors two 401(k) plans. Contributions are at the employee’s discretion with upper limits of 25% of compensation before taxes, subject to maximum limits imposed by the IRS (generally, $14,000 in 2005), and an additional contribution up to 10% of after-tax compensation, also subject to maximum limits imposed by the IRS. Total contributions in 2005, including the Company’s match if any, were limited by IRS regulations to $42,000.
401(k) Plan for Salaried Employees
The amounts of matching contributions by the Company for this plan covering the years 2005, 2004 and 2003 were approximately $0.5 million, $0.5 million and $0.4 million, respectively. In accordance with the terms of the plan, the Company matched the employee’s contributions $1.00 for $1.00 up to the first $1,200 contributed by the employee in 2005, 2004 and 2003. For employee contributions in excess of $1,200, the Company matched $0.25 for every $1.00 in pretax employee contributions up to the IRS maximum limits.
401(k) Plan for Hourly Wage Employees and/or Employees Covered by Collective Bargaining Agreement
This is a limited contributory plan that was instituted in April 1995. In 2002, train and engine hourly employees became eligible for a Company matching contribution of $0.20 for every $1.00 of employee contributions up to $200 annually. The amounts of matching contributions by the Company for this plan covering the years 2005, 2004 and 2003 were $20,000, $15,000 and $16,000, respectively.
Pension Plan
The Company adopted a non-funded defined benefit plan covering nine previous officers of the Company in 1998. The benefits are based on years of service and the employee’s compensation during the five years before retirement. The Company curtailed this plan in 1999, causing no additional benefits to accrue to covered officers. At December 31, 2005, 2004 and 2003, accrued liabilities related to the contract benefit obligation were $3.6 million, $3.4 million and $3.4 million, respectively. The increase in the contract benefit obligation at December 31, 2005 primarily relates to the use of updated actuarial tables. The Company also incurred benefit costs related to interest of $0.3 million in each of the years 2005, 2004 and 2003, respectively.

Supplemental Employee Retirement Plan
Effective March 28, 2005, the Company established and adopted a Supplemental Executive Retirement Plan (the “Plan”). The purpose of this Plan is to provide specified benefits to a select group of management or highly compensated employees who contribute materially to the continued growth, development and future business success of the Company. This Plan shall be un-funded for tax purposes and for purposes of Title I of ERISA. The sole participant in the Plan at this time is Mr. Adolfo Henriques, Chairman, President and Chief Executive Officer.
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
Note 12. Stock-Based Compensation
The Company’s 2002 Stock Incentive Plan, as amended and restated effected June 2, 2005, allows the Company to grant employees and directors various stock awards, including stock options, that are granted at exercise prices not less than the fair market value at the date of grant and restricted stock. A maximum of 2.0 million shares may be granted under this Plan. Starting in 2003, the Compensation Committee of the Board of Directors made annual grants of restricted stock in-lieu-of stock options for all qualifying members of management. At December 31, 2005, total options for 2,604,921 shares had been granted under the plans.
The stock options may be granted over a period not to exceed ten years and generally vest from one to five years from the date of grant. The changes in outstanding options are as follows:

	Shares under	Weighted-Average Exercise
	Option	Price Per Share
Balance at December 31, 2002	2,426,287	$29.49

Granted*	129,264	$23.80
Exercised	(114,606)	$26.16
Forfeited / Cancelled	(92,446)	$30.32

Balance at December 31, 2003	2,348,499	$28.25

Granted	—	—
Exercised	(708,975)	$26.77
Forfeited / Cancelled	(184,496)	$21.77

Balance at December 31, 2004	1,455,028	$29.79

Granted	—	—
Exercised	(766,714)	$28.16
Forfeited / Cancelled	(71,827)	$30.33

Balance at December 31, 2005	616,487	$31.78

*	Includes adjustment to previous grants due to equity restructuring (i.e., special dividend).

Stock options outstanding and exercisable on December 31, 2005 are as follows:

		Weighted-Average	Weighted-Average
Range of Exercise	Shares	Exercise Price	Remaining Contractual
Prices Per Share	under Option	Per Share	Life in Years
Outstanding:
$20.14 - $27.97	275,940	$24.43	2.7
$27.98 - $39.04	168,725	$34.37	3.7
$39.05 - $46.12	171,822	$41.05	4.5

	616,487	$31.78	3.5

Exercisable:
$20.14 - $27.97	262,476	$24.55	2.7
$27.98 - $39.04	163,260	$34.31	3.6
$39.05 - $46.12	171,822	$41.05	4.5

	597,558	$31.96	3.5
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
The weighted-average fair value at date of grant for options granted during 2003 was estimated at $4.59 per share. No options were granted in 2005 or 2004. The fair value of the option grants was estimated on the date of the grant using the Black-Scholes’ option-pricing model with the following assumptions:

	Years Ended December 31
	2005	2004	2003
Expected dividend yield	—	—	.61%
Expected volatility	—	—	22%
Risk-free interest rate	—	—	2.3%
Expected term in years	—	—	3.8
If the Company had adopted the provisions of SFAS 123, reported net income and earnings per share would have been as follows:

	Years Ended December 31
	2005	2004	2003
Net income (in thousands)	49,024	79,813	41,098
Earnings Per Share
Basic	$1.52	$2.31	$1.13
Diluted	$1.50	$2.27	$1.11
During 2005, 2004 and 2003, the Company also awarded 291,791 shares, 151,269 shares and 135,930 shares, respectively, of restricted stock under the Plan, with a weighted-average fair value at the date of grant of $42.66, $36.01 and $30.30 respectively, per share. Substantially all of these restricted shares vest ratably over four years of continued employment. Compensation expense related to these awards was $5.8 million, $2.9 million and $2.7 million for 2005, 2004 and 2003, respectively. The increase in 2005 compensation expense related to restricted stock grants is primarily due to shares granted to Mr. Adolfo Henriques at the time of his appointment as Chairman, President, and Chief Executive Officer, retention grants awarded to the officers of the Company during the first quarter 2005, and the year-over-year increase in costs associated with grants from the stock incentive plan.
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
In May of 2002, the Company’s shareholders adopted the Florida East Coast Industries, Inc.’s Employee Stock Purchase Plan (ESPP) with an effective date of July 1, 2002. The purpose of the Purchase Plan is to provide eligible employees with an opportunity to acquire a proprietary interest in the Company through the purchase of its Common Stock. The Purchase Plan is an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code. Any employee of the Company or a designated subsidiary of the Company (including officers and any directors who are also employees) whose customary employment is at least 20 hours per week and more than five months in any calendar year will be eligible to participate in the Purchase Plan for any Offering Period. Offering Period means each calendar quarter of the year. All eligible employees who elect to participate in the Purchase Plan will authorize the Company to make payroll deductions of a specified fixed dollar amount or whole percentage from 1% to 10% of the employee’s compensation (limited to $25,000 annually) as defined in the Purchase Plan. As of the last day of each Offering Period, the amounts withheld for a participant in the Purchase Plan will be used to purchase shares of Common Stock of the Company. The purchase price of each share will be equal to 85% of the lesser of the Fair Market Value of a share of Common Stock on either the first or last day of the Offering Period. The total amount of common stock for purchase under the Plan is 750,000 shares, with 725,415 shares remaining at December 31, 2005.
Assets and activities of the Plan are provided in the following statements:
Statement of Net Assets Available for Benefits
(dollars in thousands)

	Years Ended December 31
	2005	2004
Assets
Cash	2.1	1.7
Investments in FECI stock at fair value	624.2	435.2

Total assets available for benefit	626.3	436.9

Statement of Changes in Net Assets Available for Benefits
(dollars in thousands)

	Years Ended December 31
	2005	2004
Additions
Employee contributions	243.0	172.7
Dividends	2.5	0.8
Unrealized gain on Plan assets (FECI stock)	54.8	142.3

	300.3	315.8

Deductions
Benefits paid to participants	110.9	134.1

Net increase	189.4	181.7
Net assets available for benefit at beginning of year	436.9	255.2

Net assets available for benefit at end of year	626.3	436.9

Note 13. Quarterly Financial Data (Unaudited)

	2005
(dollars in thousands, except per share amounts)	Dec. 31	Sept. 30	June 30	Mar. 31
Operating revenues*	109,763	86,673	83,027	82,883
Operating expenses	76,166	67,244	65,256	71,417
Interest income	542	374	336	407
Interest expense	(5,284)	(5,074)	(5,073)	(4,674)
Other income	2,923	2,383	2,997	6,252
Net income from continuing operations	20,166	10,725	10,404	8,071
Income from discontinued operations (net of taxes)	—	—	—	—
Net income	20,166	10,725	10,404	8,071
Diluted net income per share — continuing	$0.61	$0.32	$0.32	$0.25
Diluted net income per share — discontinued	—	—	—	—
Diluted net income per share	$0.61	$0.32	$0.32	$0.25

	2004
(dollars in thousands, except per share amounts)	Dec. 31	Sept. 30	June 30	Mar. 31
Operating revenues*	159,468	76,784	70,513	71,422
Operating expenses	69,536	59,013	58,607	60,799
Interest income	305	263	360	196
Interest expense	(4,738)	(4,214)	(3,773)	(3,946)
Other income	2,209	3,027	5,090	2,697
Net income from continuing operations	53,303	10,360	8,354	5,885
Income from discontinued operations (net of taxes)	135	110	14	2,437
Net income	53,438	10,470	8,368	8,322
Diluted net income per share — continuing	$1.65	$0.31	$0.22	$0.16
Diluted net income per share — discontinued	—	—	—	$0.06
Diluted net income per share	$1.65	$0.31	$0.22	$0.22

*	Operating revenues for both quarters ending December 31, 2005 and December 31, 2004 included sales of large parcels of land in sales revenue for $22.0 million and $80.0 million, respectively.
Note 14. Other Income

	Years Ended December 31
(dollars in thousands)	2005	2004	2003
Pipe & wire crossings/signboards	5,235	6,441	3,532
Fiber lease income	7,083	6,952	6,659
Air rights income	3,049	—	—
Other (net)	(812)	(370)	(647)

	14,555	13,023	9,544

FECR generates income from the grant of licenses and leases to use railroad property and rights-of-way for outdoor advertising, parking lots and lateral crossings of wires and pipes by municipalities and utility and telecommunications companies. This income is recorded in other income as “pipe and wire crossings/signboards” as it is earned. FECR generates other income from leases to telecommunications companies for the installation of fiber optic and other facilities on the railroad right-of-way. This income is recorded in other income as “fiber lease income” as it is earned. One-time income associated with the sale of air rights and related surface and sub-surface easements, and licenses on the Railway right-of-way are recorded upon completion of the sale and are shown as “air-rights” income.
Note 15. Debt and Other Commitments
In August 2004, Flagler issued $105 million of mortgage notes due September 1, 2011. At December 31, 2005, approximately $103 million was outstanding on these notes. The notes are collateralized by buildings and properties having a carrying value at December 31, 2005 of $92.0 million, net of accumulated depreciation of $22.1 million. The mortgage notes consist of a $60 million note with a fixed rate of interest of 5.27% and a $45 million note with a floating rate of interest based on the 90-day LIBOR Index plus 1.00% (5.41% at December 31, 2005). Repayments of principal and interest are payable monthly based upon a thirty-year amortization schedule.

In September 2001, Flagler issued $87 million of mortgage notes due October 1, 2008. At December 31, 2005, approximately $83 million was outstanding on these notes. The notes are collateralized by buildings and properties having a carrying value at December 31, 2005 of $66.3 million, net of accumulated depreciation of $42.3 million. Blended interest and principal repayments on the notes are payable monthly based on a fixed 6.95% interest rate on the outstanding principal amount of the mortgage notes and a thirty-year amortization period. The net proceeds were used to repay existing indebtedness under the Company’s revolving credit facility.
In June 2001, Flagler issued $160 million of mortgage notes due July 2011. At December 31, 2005, approximately $152 million was outstanding on these notes. The notes are collateralized by buildings and properties having a carrying value at December 31, 2005 of $117.0 million, net of accumulated depreciation of $78.7 million. Blended interest and principal repayments on the notes are payable monthly based on a fixed 7.39% weighted-average interest rate on the outstanding principal amount of the mortgage notes and a thirty-year amortization period. The net proceeds were used to repay existing indebtedness under the Company’s revolving credit facility.
The fair value of the Company’s mortgage notes is estimated based on current rates available to the Company for debt of the same remaining maturities. At December 31, 2005, the Company considers the estimated fair market value of the mortgage notes to be $354.1 million.
Annual maturities of long-term debt at December 31, 2005 of $338.0 million, and the related interest, are as follows:

(dollars in thousands)
Year	Amount
2006	5,198
2007	5,519
2008	84,864
2009	4,763
2010	5,049
Thereafter	232,565

Total Debt Principal Obligation	337,958
Amount representing interest	105,948

Long-Term Debt Obligation	443,906

The Company leases various pieces of equipment (primarily trailers) under five to ten-year leases that expire in 2009. Future minimum payments under the capital leases, which are recorded as other liabilities are as follows:

(dollars in thousands)
Year	Amount
2006	159
2007	164
2008	170
2009	160

Net minimum lease payments	653
Amount representing interest	72

Obligation under capital leases	725

The Company is obligated under several non-cancelable operating leases covering its facilities and equipment (primarily trailers and office & computer equipment). The lease terms are from one to ten years. Future minimum payments under the leases are as follows:

(dollars in thousands)
Year	Amount
2006	2,108
2007	1,378
2008	1,142
2009	799
2010	693
Thereafter	339

On February 22, 2005, the Company entered into a new unsecured $150 million, 5-year revolving credit agreement with a syndication of banks. The new credit facility provides a more favorable interest rate and terms and replaces the Company’s previous $200 million credit agreement. The Company pays (quarterly) commitment fees, as applicable under the agreement, at a range of 12.5 to 25.0 basis points. The Company’s revolving credit agreement requires the maintenance of certain financial ratios (interest coverage and leverage) and maintenance of minimum established levels of net worth. The Company believes the most restrictive of such ratios is the Leverage Ratio (as defined in the Credit Facility Agreement). The Credit Facility Agreement provides that at December 31, 2005, the Company’s Adjusted Total Debt/Adjusted Total EBITDA ratio shall be no greater than 3.00 to 1.00. At December 31, 2005, the Company’s actual Adjusted Total Debt/Adjusted Total EBITDA ratio was 0.02 to 1.00. In addition there are various established limitations (dollars and otherwise) on certain types of liens, investments (including loans and advances) and acquisitions, limitation on transactions with affiliates, merger and sales of all or substantially all of the assets; and use of proceeds. Some of the above covenants provide specific exclusion of certain financing and investing activities at Flagler. Borrowings under the credit agreement bear interest at variable rates linked to the LIBOR Index. Interest on borrowings is due and payable on the “rollover date” for each draw. Outstanding borrowings can be paid at any time by the borrower, or at the conclusion of the facility’s term. At December 31, 2005, there were no borrowings outstanding on this facility.
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
At December 31, 2005, the Company had commitments for letters of credit outstanding in the amount of $0.8 million primarily as collateral on certain real estate properties. In addition, the Company had other commercial commitments of $10.8 million related to construction contracts.
FECR committed $1.5 million to jointly fund an overpass over the Medley branch tracks to give access to warehouse space without crossing the Railway. The landowner and a customer are also funding this project with FECR. The project will commence upon approval of the engineering design by a Governmental Agency. For this reason, it is difficult to determine exact timing of the project. Our best estimate of our funding to the project would be half in 2006 and half in 2007. The construction of the overpass is contingent upon project costs not exceeding a stipulated total amount.
As of December 31, 2005, Railway had forward purchase contracts of 3.8 million gallons of fuel for delivery from January 2006 to December 2006 for an average purchase price of $1.69 per gallon before taxes and freight. This represents 24% of the estimated consumption for year 2006. The Company accounts for these purchases as it takes delivery of the fuel.
On September 23, 2005, the Company entered into a $3.6 million materials agreement with GE Transportation for the purchase of 74 sets of Ultra Cab II signaling equipment to be delivered through December 31, 2009. Ultra Cab is a locomotive hardware/software onboard car signal decoder. This equipment will replace the current software, which has reached its life expectancy.
The Company has placed a $1.5 million order for rail, which was received in late January 2006. This rail will be utilized by a 2006 capital project (for a total estimated project cost of $13.6 million with FECR and the state of Florida funding the project on an equal basis) to extend the siding on the Florida East Coast Railway corridor for purposes of increasing capacity and eliminating delay on the right-of-way in the area of the siding extension.
On December 16, 2005, the Company entered into a contract to purchase four (4) SD70M-2 locomotives, with delivery to commence in third quarter 2006, at a total purchase price of $7.6 million. This price is subject to change should the Company request additional features and options not included in the purchase price. Two of the new locomotives will provide for anticipated future volume increases and two will replace three leased locomotives.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.
Management Annual Report on Internal Control Over Financial Reporting
The management of FECI is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s CEO and CFO, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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
FECI’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on our assessment, management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm has issued an attestation on our assessment of the Company’s internal control over financial reporting. This report appears on the following page.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Florida East Coast Industries, Inc.
We have audited management’s assessment, included in the accompanying Management Annual Report, on Internal Control Over Financial Reporting, that Florida East Coast Industries, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Florida East Coast Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Florida East Coast Industries, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by COSO. Also, in our opinion, Florida East Coast Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Florida East Coast Industries, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 28, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Jacksonville, Florida
February 28, 2006
Certified Public Accountants

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
ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information set forth under the captions “Election of Directors,” under the sub-captions “Committees” (including the information appearing under “Audit Committee”) and “Corporate Governance” under the caption “Board of Directors and Board Committees”, Section 16(a) “Beneficial Ownership Reporting Compliance,” and “Executive Officers,” in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the Proxy Statement), containing the information required by this Item 10 is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
The information set forth under the captions “Compensation of Executive Officers,” “Stock Option Exercises and Values,” “Executive Employment Agreements,” “Executive Change in Control Agreements,” “Compensation Committee Interlocks and Insider Participation in Compensation Decisions,” “Compensation Committee Report,” “Compensation of Directors,” and “Performance Graph” in the Proxy Statement contains the information required in this Item 11 and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth under the caption “Security Ownership of” and “Securities Authorized In Issuance Under Equity Compensation Plans” in the Proxy Statement, contains the information required in this Item 12 and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement contains the information required in this Item 13 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning principal accounting fees and services that will be provided under the heading “Independent Registered Public Accounting Firm” in the Proxy Statement, contains the information required in this Item 14 and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

The financial statements and schedules listed in the accompanying Index to Financial Statements and Financial Statement Schedule are filed as part of this report.

2. Exhibits

The Exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

FLORIDA EAST COAST INDUSTRIES, INC.
INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE
[ITEM 14(a) 3(b)]

Reference Form
10-K Page Nos.
Consolidated Statements of Income for each of the three years ended December 31, 2005	43

Consolidated Balance Sheets at December 31, 2005 and 2004	44

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for each of the three years in the period ended December 31, 2005	45

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005	46

Notes to Consolidated Financial Statements	47 – 65

Report of Independent Registered Public Accounting Firm	42

Financial Statement Schedule:

II — Valuation Reserves

III — Real Estate and Accumulated Depreciation
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

FLORIDA EAST COAST INDUSTRIES, INC.
INDEX TO EXHIBITS
[ITEM 13(a) 3.]

S-K ITEM 601	DOCUMENTS	PAGE NOS.
2 (i)	Codina acquisition documents	#####

3 (i)	Second Amended and Restated Articles of Incorporation	*

3 (ii)	Amended and Restated By-Laws	*

4	Amended and Restated Rights Agreement	#

10 (a)	$150 million Unsecured Revolving Credit Agreement with a 5-year term between FECI and a syndication of financial institutions with Bank of America, N.A. as Lead Arranger	**

10 (b)	Distribution and Recapitalization Agreement	##

10 (c)	Shareholders’ Agreement dated as of October 26, 1999 among Alfred I. duPont Testamentary Trust, Nemours Foundation and Florida East Coast Industries, Inc.	###

10 (d)	Various Promissory Notes and Mortgage Security Agreements dated June 28, 2001 and September 27, 2001, covering certain Flagler buildings at various office parks	***

10 (e)	FECI 1998 Stock Incentive Plan document, as amended	****

10 (f)	Representative “Change in Control Agreement” between FECI and certain FECI Executive Officers	*****

10 (g)	2002 Stock Incentive Plan, as amended

10 (h)	FECI 2002 Employee Stock Purchase Plan	@@

10 (i)	Stock Purchase Agreement dated as of August 4, 2004 between Florida East Coast Industries, Inc. and Alfred I. duPont Testamentary Trust and the Nemours Foundation	~

10 (j)	Mortgage Notes dated as of August 10, 2004 between Flagler Development Company and Metropolitan Life Insurance Company	~~

10 (k)	Representative Restricted Stock Agreement dated August 25, 2004 between FECI and certain Executive Officers	~~~

10 (l).1 – 10 (l).4	Employment and Change in Control Agreements dated February 10, 2005, effective March 28, 2005, and Restricted Stock and Supplemental Employee Retirement Plan (SERP) Participant Agreements, dated March 28, 2005 between FECI and Adolfo Henriques	####

10 (m)	Supplemental Employee Retirement Plan (SERP) dated as of March 28, 2005.	####

10 (n)	Codina acquisition documents	#####

21	Subsidiaries of Florida East Coast Industries, Inc.

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31.1 – 31.2	Section 302 Certifications

32.1	Section 906 Certification

*	Second Amended and Restated Articles of Incorporation and Amended and Restated By-Laws of the Registrant were filed on Form 10-Q with the Securities and Exchange Commission on October 24, 2003.

**	This document dated February 22, 2005, is filed as an exhibit to Form 8-K with the Securities and Exchange Commission on February 24, 2005.

***	These documents filed on Form 10-Q with the Securities and Exchange Commission on August 14, 2001 and November 8, 2001.

****	These documents filed on Form 10-K with the Securities and Exchange Commission on March 26, 2002.

*****	This document filed on Form 10-Q with the Securities and Exchange Commission on November 8, 2001.

#	Amended and Restated Rights Agreement was filed as an Exhibit to Florida East Coast Industries, Inc.’s Registration Statement on Form 8-A/A with the Securities and Exchange Commission on September 22, 2003.

##	Distribution and Recapitalization Agreement, incorporated by reference to Appendix A to the definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on February 4, 2000 (Registration No. 001-08728).

###	Shareholders’ Agreement, incorporated by reference to Appendix C to the definitive Proxy Statement on Schedule 14A, was filed with the Securities and Exchange Commission on February 4, 2000 (Registration No. 001-08728).

####	These documents dated February 10, 2005 and March 28, 2005, are filed as an exhibit to Form 10-Q with the Securities and Exchange Commission on April 22, 2005.

#####	These documents dated January 5, 2006 are filed as an Exhibit to Form 8-K with the Securities and Exchange Commission on January 6, 2006

@@	FECI’s Employee Stock Purchase Plan was filed on Form S-8 with the Securities and Exchange Commission on June 21, 2002 (Registration No. 333-90896).

~	These documents, dated August 4, 2004, are filed as exhibits to Form 10-Q with the Securities and Exchange Commission on August 9, 2004

~~	These documents, dated August 10, 2004, are filed on Form 8-K with the Securities and Exchange Commission on August 17, 2004.

~~~	This document dated August 25, 2004, is filed as an exhibit to Form 10-Q with the Securities and Exchange Commission on November 3, 2004.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2006.

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

/s/ Mark A. Leininger

Mark A. Leininger
Vice President and Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ A. Henriques
A. Henriques, Chairman, President, Chief
Executive Officer and Director

/s/ R. D. Fagan	/s/ D. M. Foster

R. D. Fagan, Director	D. M. Foster, Director

/s/ A. C. Harper	/s/ J. E. Jordan

A. C. Harper, Director	J.E. Jordan, Director

/s/ G.H. Lamphere	/s/ J. Nemec

G. H. Lamphere, Director	J. Nemec, Director

/s/ J. Perez	/s/ J. J. Pieczynski

J. Perez, Director	J. J. Pieczynski, Director

/s/ W. L. Sanders, Jr.
W. L. Sanders, Jr., Director
Date: March 1, 2006

*	Such signature has been affixed pursuant to Power of Attorney by Heidi J. Eddins, Attorney-in-Fact.